Form 10-Q
period 1999-09-30
WATCHGUARD TECHNOLOGIES INC
filed 1999-11-12
CIK 1062019

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC.  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended                 Commission File Number  000-26819
September 30, 1999
------------------------------

                         WATCHGUARD TECHNOLOGIES, INC.
                         -----------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                       91-1712427
---------------------------------------     ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    316 Occidental Avenue South, Suite 200
                    --------------------------------------
                               Seattle WA 98104
                               ----------------
             (Address of Principal Executive Offices)  (Zip Code)

      Registrant's telephone number, including area code:  (206) 521-8340

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X    No_____

          19,405,908 shares of WatchGuard common stock were outstanding as of November 2, 1999.

                         WATCHGUARD TECHNOLOGIES, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     -  Balance Sheets as of September 30, 1999 and December 31, 1998...........................   3

     -  Statements of Operations for the three and nine months ended September 30, 1999 and 1998   4

     -  Statements of Cash Flows for the nine months ended September 30, 1999 and 1998..........   5

     -  Notes to Financial Statements...........................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  9

Item 3.  Quantitative and qualitative disclosures about market risk.............................. 16

PART II. OTHER INFORMATION

Item 2.  Changes in securities and use of proceeds............................................... 17

Item 6.  Exhibits and Reports on Form 8-K........................................................ 17


                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                         WATCHGUARD TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 --------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                                            September 30,              December 31,
                                                                                 1999                     1998
                                                                         -------------------        -------------------
                                                         ASSETS
Current assets:
 Cash and cash equivalents                                                          $ 32,468                   $  1,712
 Accounts receivable, net                                                              3,530                      3,491
 Inventories                                                                           1,906                      2,156
 Prepaid expenses and other                                                              601                        450
                                                                         -------------------        -------------------
  Total current assets                                                                38,505                      7,809
Equipment and furniture, net                                                           1,702                      1,140
Deposits, intangibles and other assets                                                    99                         83
                                                                         -------------------        -------------------
Total assets                                                                        $ 40,306                   $  9,032
                                                                         ===================        ===================


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit                                                                     $     --                   $  2,500
 Equipment term loan                                                                     462                        609
 Accounts payable                                                                      1,748                      2,185
 Accrued expenses                                                                      1,321                      1,016
 Deferred revenue                                                                      3,431                      1,773
                                                                         -------------------        -------------------
  Total current liabilities                                                            6,962                      8,083

Deferred revenue                                                                          --                         68

Stockholders' equity:
 Preferred stock, par value $0.001 per share, 10,000,000 shares                           --                          6
      Authorized; 0 and 6,712,658 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively
 Common stock, par value $0.001 per share, 80,000,000 shares                              19                          1
      authorized; 19,018,029 and 1,479,312 shares issued and
      outstanding at September 30, 1999 and December 31, 1998,
      respectively
 Additional paid-in capital                                                           57,624                     16,261
 Deferred stock-based compensation                                                      (931)                    (1,466)
 Accumulated deficit                                                                 (23,368)                   (13,921)
                                                                         -------------------        -------------------
  Total stockholders' equity                                                          33,344                        881
                                                                         -------------------        -------------------
Total liabilities and stockholders' equity                                          $ 40,306                   $  9,032
                                                                         ===================        ===================

------------------------------------------
The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                     (in thousands, except per share data)
                                  (unaudited)



                                                          Three Months Ended                            Nine Months Ended
                                                             September 30,                                September 30,
                                              ----------------------------------------     ----------------------------------------
                                                      1999                   1998                  1999                   1998
                                              -----------------      -----------------     -----------------      -----------------
Revenues:
  Product                                               $ 4,614                $ 2,544               $11,832                $ 7,404
  Service                                                   907                    205                 2,264                    362
                                              -----------------      -----------------     -----------------      -----------------
        Total revenues                                    5,521                  2,749                14,096                  7,766

Cost of revenues                                          2,085                  1,038                 5,566                  2,529
                                              -----------------      -----------------     -----------------      -----------------
Gross margin                                              3,436                  1,711                 8,530                  5,237
Operating expenses:
  Sales and marketing                                     3,677                  2,315                 9,948                  6,136
  Research and development                                1,793                  1,465                 5,081                  3,374
  General and administrative                                870                    645                 2,719                  1,616
                                              -----------------      -----------------     -----------------      -----------------
        Total operating expenses                          6,340                  4,425                17,748                 11,126
                                              -----------------      -----------------     -----------------      -----------------
Loss from operations                                     (2,904)                (2,714)               (9,218)                (5,889)
Interest income (expense), net                              118                     24                  (229)                   (59)
                                              -----------------      -----------------     -----------------      -----------------

Net loss                                                $(2,786)               $(2,690)              $(9,447)               $(5,948)
                                              =================      =================     =================      =================

Net loss per share:
     Basic and diluted                                  $ (0.21)               $ (3.21)              $ (1.76)               $ (8.01)
                                              =================      =================     =================      =================
     Pro forma basic and diluted                        $ (0.16)               $ (0.19)              $ (0.60)               $ (0.46)
                                              =================      =================     =================      =================
Weighted average shares outstanding:
     Basic and diluted                                   13,135                    839                 5,377                    743
                                              =================      =================     =================      =================
     Pro forma basic and diluted                         17,513                 14,264                15,753                 13,014
                                              =================      =================     =================      =================

----------------------------------
The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (in thousands)
                                  (unaudited)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                 --------------------------------------------
                                                                                          1999                     1998
                                                                                 -------------------      -------------------
OPERATING ACTIVITIES
 Net loss                                                                                    $(9,447)                 $(5,948)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of property and equipment                                       430                      144
   Stock and warrant issued in exchange for services                                              --                      513
   Amortization of deferred stock-based compensation                                             697                      178
   Provision for sales returns and allowances                                                    915                    1,395
   Provision for bad debt expense                                                                 74                      203
   Noncash interest expense                                                                      195                       --
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                        (1,029)                  (4,960)
     (Increase) decrease in inventories                                                          250                     (483)
     (Increase) in prepaid expenses and other                                                   (150)                     (46)
     (Increase) decrease in deposits, intangibles and other                                      (15)                      87
     Increase (decrease) in accounts payable and accrued expenses                               (132)                   1,611
     Increase in deferred revenue                                                              1,591                    2,088
                                                                                 -------------------      -------------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (6,621)                  (5,218)

INVESTING ACTIVITIES
 Purchase of equipment and furniture                                                            (993)                    (719)
                                                                                 -------------------      -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (993)                    (719)

FINANCING ACTIVITIES
 Borrowings on line of credit and notes payable                                                7,280                    1,480
 Issuance of warrants                                                                            195                       --
 Principal repayments on line of credit                                                       (3,522)                     (35)
 Repayment of note payable                                                                    (6,600)                      --
 Proceeds from sale of preferred stock                                                            --                    7,100
 Proceeds from sale of common stock, net of expenses                                          40,810                       --
 Proceeds from exercise of common stock options and warrants                                     207                       14
                                                                                 -------------------      -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     38,370                    8,559
                                                                                 -------------------      -------------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         30,756                    2,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,712                      603
                                                                                 -------------------      -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $32,468                  $ 3,225
                                                                                 ===================      ===================

----
The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

     WatchGuard Technologies, Inc. ("WatchGuard") is in the business of developing and marketing Internet security solutions that incorporate a security appliance, security and management software and an Internet-based broadcast service designed to keep its products current. WatchGuard was incorporated in the state of Washington on February 14, 1996 and maintains its headquarters in Seattle, Washington. In May 1997, WatchGuard reincorporated in the state of Delaware. In conjunction with the reincorporation, WatchGuard changed its name from Seattle Software Labs, Inc. to WatchGuard Technologies, Inc. in August 1997.

     Interim Financial Information

     The accompanying unaudited financial statements of WatchGuard Technologies, Inc., which include the December 31, 1998 balance sheet that was derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, this information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. WatchGuard does not separately disclose comprehensive income because it does not have any components of comprehensive income other than net loss. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1998 included in WatchGuard's Prospectus, dated July 30, 1999, filed with the Securities and Exchange Commission in conjunction with WatchGuard's registration of shares for the initial public offering of its common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition", was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by SOP 98-4. In December 1998, the AICPA issued SOP 98-9, which amends SOP 97-2 and 98-4 and is effective for transactions entered into after March 15, 1999. WatchGuard adopted SOP 97-2, as amended by SOP 98-9, effective January 1, 1998. Based upon its interpretation of SOP 97-2 and SOP 98-9, WatchGuard believes its current revenue recognition policies and practices are consistent with the SOPs. However, full implementation guidelines for the revenue recognition standard has not yet been issued. Once available, implementation guidance could lead to unanticipated changes in current revenue accounting practices, and these changes could materially adversely affect the timing of WatchGuard's future revenues and earnings.

     WatchGuard generates revenues through sales of its Internet security products, including related software licenses, Internet security appliances and subscriptions for its LiveSecurity broadcast service, which includes threat responses, information alerts, expert editorials, user support flashes, software updates and maintenance. Software license revenues are generated from licensing the rights to use WatchGuard's products directly to end-users, from sublicense fees from resellers, distributors and, beginning in late 1998, from sales of its products to Internet service providers (ISPs), which utilize the product to provide managed security services to the ISPs' customers. Revenues from LiveSecurity subscriptions are recognized ratably over the term of the contract, typically one year.

     Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Payment terms do not extend beyond a year. A limited number of WatchGuard's distributors have the right to delay payment until the product is sold to the end-user. Revenues from these few arrangements are not recognized until sale to the end-user occurs. WatchGuard provides unspecified upgrades on a when-and-if-available basis. These upgrades are considered post-contract customer support
(PCS) and are recognized as revenues ratably over the term of the PCS arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or in the case of an element not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element. WatchGuard provides for return rights and pricing protection rights for some of its customers. The return rights included in these customer agreements are generally limited to a percentage of purchases by these customers for the previous quarter. The pricing protection rights in these agreements are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sale is made. The reserves are reviewed and revised as needed.

     Reclassifications

     Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL

     Accounts Receivable

      Accounts receivable consisted of the following (in thousands):

                                                                          September 30,         December 31,
                                                                              1999                  1998
                                                                         --------------      ----------------
         Trade accounts receivable                                               $4,136                $4,522
         Reserve for returns                                                       (510)                 (615)
         Allowance for uncollectible accounts                                      (304)                 (449)
                                                                       ----------------      ----------------
         Trade accounts receivable, net                                           3,322                 3,458
         Other accounts receivable                                                  208                    33
                                                                       ----------------      ----------------
         Total net accounts receivable                                           $3,530                $3,491
                                                                       ================      ================

     Inventories

      Inventories consisted of the following (in thousands):

                                                                         September 30,         December 31,
                                                                              1999                 1998
                                                                         --------------      ----------------
         Finished goods                                                          $1,122               $1,203
         Components                                                                 784                  953
                                                                       ----------------     ----------------
                                                                                 $1,906               $2,156
                                                                       ================     ================

NOTE 4 - INITIAL PUBLIC OFFERING

     On July 30, 1999, WatchGuard issued 3,500,000 shares of its common stock at an initial public offering price of $13.00 per share. The proceeds to WatchGuard from the offering were approximately $40.8 million, net of $4.7 million in offering expenses, underwriting discounts and commissions. Concurrent with the offering, all 6,712,658 shares of preferred stock automatically converted into 13,425,316 shares of common stock. In addition, 379,570 shares of common stock held by selling shareholders were sold in the offering, upon the exercise of the underwriters' over-allotment option.

NOTE 5 - LOSS PER SHARE

     Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. Other common stock equivalents, including stock options and warrants, are excluded from the computation as their effect is antidilutive. Pro forma net loss per share is computed using the weighted average number of shares used for basic and diluted per share amounts and the weighted average convertible preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

     The components of calculating net loss per share are set forth in the following table (in thousands, except per share data):

                                               Three Months Ended September 30,                Nine Months Ended September 30,
                                        --------------------------------------------    -------------------------------------------
                                                 1999                     1998                  1999                     1998
                                        -------------------      -------------------    ------------------      -------------------
Net loss                                            $(2,786)                 $(2,690)              $(9,447)                 $(5,948)
                                        ===================      ===================    ==================      ===================
Weighted average number of shares:
     For basic earnings per share                    13,135                      839                 5,377                      743

Effect of dilutive securities:
     Employee stock options                              --                       --                    --                       --
                                        -------------------      -------------------    ------------------      -------------------
Weighted average number of shares:
     For diluted earnings per share                  13,135                      839                 5,377                      743

Pro forma adjustment for convertible
     preferred stock                                  4,378                   13,425                10,376                   12,271
                                        -------------------      -------------------    ------------------      -------------------
Pro forma weighted average shares                    17,513                   14,264                15,753                   13,014
                                        ===================      ===================    ==================      ===================
Net loss per share:
     Basic and diluted                              $ (0.21)                 $ (3.21)              $ (1.76)                 $ (8.01)
                                        ===================      ===================    ==================      ===================
     Pro forma basic and diluted                    $ (0.16)                 $ (0.19)              $ (0.60)                 $ (0.46)
                                        ===================      ===================    ==================      ===================

     Options to purchase 2,033,000 shares of common stock and warrants to purchase 234,000 shares of common stock were excluded from the computation of actual and pro forma diluted net loss per common share, as their effect is antidilutive.

NOTE 6 - INTERNATIONAL REVENUES

     WatchGuard licenses and markets its Internet security products and services throughout the world and operates in a single industry segment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of WatchGuard's assets are located, and the majority of its operating expenses are incurred, at its corporate headquarters. Revenue information by geographic region, which is the only segment information presented, is as follows (in thousands):

                                               Three Months Ended September 30,                Nine Months Ended September 30,
                                         -------------------------------------------    -------------------------------------------
                                                 1999                    1998                   1999                    1998
                                         -------------------     -------------------    -------------------     -------------------
     United States                                    $2,680                  $2,084                $ 6,983                  $5,029

     Rest of World                                     2,841                     665                  7,113                   2,737
                                         -------------------     -------------------    -------------------     -------------------
     Total                                            $5,521                  $2,749                $14,096                  $7,766
                                         ===================     ===================    ===================     ===================

NOTE 7 - ACQUISITION OF BUSINESS

     On October 19, 1999, WatchGuard acquired BeadleNet, LLC, a privately held innovator of Internet security solutions for small offices and home offices. Under the terms of the agreement, WatchGuard acquired substantially all of the assets of BeadleNet for approximately $3,400,000 in cash and 335,931
unregistered shares of WatchGuard common stock.   In addition, WatchGuard agreed
to pay BeadleNet an additional $1,000,000 if certain specified technology items are completed and released to market on or before January 1, 2000. This additional payment, if earned, will consist of $400,000 in cash and a number of unregistered shares of WatchGuard common stock valued at $600,000 on January 1, 2000, based on the trading prices of WatchGuard common stock on the Nasdaq National Market on that date. The transaction will be accounted for using the purchase method of accounting, and, accordingly, the results of BeadleNet's operations will be included in WatchGuard's financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of WatchGuard's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto. References to "we," "our" and "us" in this report refer to WatchGuard Technologies, Inc.

Special Note Regarding Forward-Looking Information

     This Quarterly Report on Form 10-Q for WatchGuard contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our views with respect to future events and financial performance. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these
words does not mean that the statement is not forward-looking.   Readers should
pay particular attention to the descriptions of risks and uncertainties described in our Securities and Exchange Commission filings, including the Prospectus contained in our Registration Statement on Form S-1, dated July 30, 1999, related to our initial public offering. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

     WatchGuard is a leading provider of dynamic, comprehensive Internet security solutions designed to protect small- to medium-sized enterprises, or SMEs, that use the Internet for electronic commerce and communications. Our innovative subscription-based LiveSecurity solution broadcasts threat responses, expert editorials, user support flashes, software updates and information alerts over the Internet, enabling SMEs to keep their security systems current with minimal effort. Since our inception, we have invested heavily in the development of our products and services. In September 1996, we introduced our initial Internet security appliance and began selling our products both domestically and internationally. In 1997, we significantly expanded our sales force, adding 12 sales employees to recruit indirect channel partners around the world, and expanded our distribution efforts in the European and Asia/Pacific markets. In September 1998, we launched our managed security service offering for Internet security providers, or ISPs. We also continue to recruit and hire additional employees in marketing, development, technical support and finance and invest in our operational infrastructure to support our growth.

     Our revenues totaled $331,000 in 1996 and $5.1 million in 1997. Revenues grew significantly to $11.4 million in 1998, representing a 123% increase over 1997. Product revenues as a percentage of total revenues were 99% in 1996, 98% in 1997 and 94% in 1998. Service revenues, although small, are growing and are expected to be a significant component of our revenues in the future as we expand our LiveSecurity subscription-based broadcast service. As a result of our investments in our worldwide sales and distribution channels, development of new products and services, brand development and investment in our operational infrastructure, we have incurred net losses in each fiscal quarter. As of September 30, 1999, we had an accumulated deficit of $23.4 million. We anticipate significant growth in our operating expenses as we continue to expand our business. In the future, however, we expect our operating expenses to begin to decline as a percentage of total revenues.

Sources of Revenues and Revenue Recognition Policy

     We generate revenues through:

     * sales of products and service subscriptions through our indirect distribution partners at a discount from list price, typically 40%;

     * sales of products and service subscriptions directly to our ISP customers at volume pricing rates; and

     * from time to time, sales of service subscription renewals directly to our enterprise customers at list price.

     Product revenues include perpetual software license fees and sales of our security appliance. Service revenues include fees for access to our LiveSecurity broadcast service for product updates, security threat responses, general security information and technical support. Service revenues also include annual fees for our LiveSecurity for MSS, which allows our ISP customers access to the LiveSecurity broadcast service and the ability to manage and update a specific number of their customers' security appliances. To date, service subscription renewals directly from our enterprise customers have not been material.

     We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. We generally recognize product revenues upon shipment and service subscription revenues ratably on a monthly basis, generally over a one-year period.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                             Three Months Ended September 30,                  Nine Months Ended September 30,
                                       -----------------------------------------         -----------------------------------------
                                               1999                    1998                      1999                    1998
                                       -----------------       -----------------         -----------------       -----------------
Statement of Operations Data:

Revenues:
  Product                                           83.6 %                  92.5 %                    83.9 %                  95.3 %
  Service                                           16.4                     7.5                      16.1                     4.7
                                                   -----                   -----                     -----                   -----
     Total revenues                                100.0                   100.0                     100.0                   100.0

Cost of revenues                                    37.8                    37.8                      39.5                    32.6
                                                   -----                   -----                     -----                   -----
Gross margin                                        62.2                    62.2                      60.5                    67.4

Operating expenses:
  Sales and marketing                               66.6                    84.2                      70.6                    79.0
  Research and development                          32.5                    53.3                      36.0                    43.4
  General and administrative                        15.7                    23.5                      19.3                    20.8
                                                   -----                   -----                     -----                   -----
     Total operating expenses                      114.8                   161.0                     125.9                   143.2
                                                   -----                   -----                     -----                   -----
Operating loss                                     (52.6)                  (98.8)                    (65.4)                  (75.8)

Interest income (expense), net                       2.1                     0.9                      (1.6)                   (0.8)
                                                   -----                   -----                     -----                   -----
Net loss                                           (50.5)%                 (97.9)%                   (67.0)%                 (76.6)%
                                                   =====                   =====                     =====                   =====

Three Months Ended September 30, 1999 and 1998

Revenues

     Total revenues, which consist of product revenues and service revenues, increased from $2.7 million in the three months ended September 30, 1998 to $5.5 million in the three months ended September 30, 1999, an increase of 101%. During these periods, no one customer accounted for 10% or more of total revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 24% of total revenues in the three months ended September 30, 1998 and 51% in the three months ended September 30, 1999.

     Product revenues include (1) the perpetual software license fees for our security management system and the sale of our security appliance as part of the LiveSecurity System and (2) the sale of our NOC, or network operations center, security suite software license and our security appliance as part of LiveSecurity for MSS. Product revenues increased from $2.5 million in the three months ended September 30, 1998 to $4.6 million in the three months ended September 30, 1999, an increase of 81%. As a percentage of total revenues, product revenues decreased from 93% in the three months ended September 30, 1998 to 84% in the three months ended September 30, 1999. We do not believe that the historical percentage growth rates of product revenues will be sustainable as our revenue base increases. Historically, we have generated the majority of our revenues from our product sales, which, until the introduction of LiveSecurity for MSS in late 1998, consisted primarily of the sale of our LiveSecurity System for the enterprise. Product revenues from LiveSecurity for MSS are growing and are expected to be a more significant component of our revenues in the future.

     Service revenues include the annual fee for our LiveSecurity broadcast service and annual client licenses for MSS, which are sold as a part of the LiveSecurity System and LiveSecurity for MSS. Service revenues increased from $205,000 in the three months ended September 30, 1998 to $907,000 in the three months ended September 30, 1999, an increase of 342%.

As a percentage of total revenues, service revenues increased from 7% in the three months ended September 30, 1998 to 16% in the three months ended September 30, 1999. As renewals of our service subscriptions and annual client licenses for the LiveSecurity System and LiveSecurity for MSS increase, we expect service revenues as a percentage of total revenues to increase.

     The provision for sales returns and allowances was $845,000, or 31% of total revenues, for the three months ended September 30, 1998 and $185,000, or 3% of total revenues, for the three months ended September 30, 1999. The provision for returns and allowances for the year ended December 31, 1998 was approximately 14% of total revenues. The returns and allowances reserve, established in 1998 to address the return rights and pricing protection rights of some of our customers, primarily related to anticipated returns originating from the introduction of a new version of our security appliance, the Firebox II, during the last half of 1998. Returns and allowances before that time were immaterial. The provision, as a percentage of total revenues, for the three months ended September 30, 1999 as compared to the provision for both the three months ended September 30, 1998 and for all of 1998, reflects a reduction in the expected returns and pricing protection allowances based on actual results over the last several quarters and no recent introduction of replacement products.

Cost of Revenues

     Cost of revenues consists of product and service costs, which include the costs of manufacturing our security appliance, product packaging, third-party product licensing fees, various overhead costs of operating our LiveSecurity broadcast service, and our technical support organization. Historically, cost of revenues has increased in total dollar amount and as a percentage of total revenues in each year. Cost of revenues increased from $1.0 million in the three months ended September 30, 1998 to $2.1 million in the three months ended September 30, 1999. As a percentage of total revenues, cost of revenues were 38% in both the three-month periods ended September 30, 1998 and 1999.

     The dollar increases in cost of revenues were primarily due to increases in sales volume. The cost of revenues as a percentage of total revenues reflects an increase in the cost of manufacturing our Firebox II security appliance and an increase in personnel-related costs of our service organization, but is offset by the increased leverage of our service costs against an increasing rate of service revenues. In the third quarter of 1998, we released an enhanced version of our security appliance, the Firebox II, which incorporated additional features required to support our LiveSecurity for MSS product. The Firebox II is more expensive to manufacture than the previous version of our security appliance, which increased our cost of revenues. Over time, as volume levels increase, we expect the unit cost to manufacture the Firebox II to decrease.

     We expect service costs to increase in total dollar amount as our enterprise customer base expands and our LiveSecurity for MSS product for ISPs is deployed. Depending on our product and service mix, which may affect our margins, we expect our cost of revenues as a percentage of total revenues to remain at or slightly above our third quarter 1999 level. As revenues from service subscriptions increase and become a greater percentage of total revenues, we expect our gross margin to increase.

Operating Expenses

     Sales and Marketing.   Sales and marketing expenses include salaries,
commissions and related expenses and certain variable marketing expenses, including public relations costs, marketing collateral and trade show expenses. Overall, sales and marketing expenses increased from $2.3 million in the three months ended September 30, 1998 to $3.7 million in the three months ended September 30, 1999, an increase of 59%. As a percentage of total revenues, sales and marketing expenses decreased from 84% in the three months ended September 30, 1998 to 67% in the three months ended September 30, 1999. The dollar increase in sales and marketing expenses was due primarily to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

     * an increase in payroll and related expenses from $927,000 to $1.8 million;

     *  an increase in travel expenses from $332,000 to $604,000; and

     *  an increase in variable marketing costs from $572,000 to $969,000.

     The decrease in sales and marketing expenses as a percentage of total revenues reflects both increased productivity of and efficiencies in managing our indirect channel network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products. We expect to see a gradual reduction in sales and marketing expenses as a percentage of total revenues.

     Research and Development.   Research and development expenses consist of
salaries, computing equipment and software tools, nonrecurring costs associated with our security appliance prototypes and payment of designers and contractors. Research and development expenses increased from $1.5 million in the three months ended September 30, 1998 to $1.8 million in the three months ended September 30, 1999, an increase of 22%. As a percentage of total revenues, research and development expenses decreased from 53% in the three months ended September 30, 1998 to 33% in the three months ended September 30, 1999. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand our enterprise product line, development of our recently released LiveSecurity for MSS product and our efforts to respond to new and emerging security threats through our LiveSecurity broadcast service. Specifically, major components of the change included:

     * an increase in payroll and related expenses from $730,000 to $1.5 million; and

     * a decrease in non-cash charges for stock transactions and amortization of deferred stock based compensation from $232,000 to $91,000.

     We will continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings, develop new products and enhance our rapid response team and advisory council, which analyze new security vulnerabilities and threats and provide continuing education to our employees on Internet security. We expect that research and development expenses will continue to increase in total dollar amounts but will decrease as a percentage of total revenues.

     General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $645,000 in the three months ended September 30, 1998 to $870,000 in the three months ended September 30, 1999, an increase of 35%. As a percentage of total revenues, general and administrative expenses decreased from 24% in the three months ended September 30, 1998 to 16% in the three months ended September 30, 1999. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations. Specifically, major components of the increase included:

     *  an increase in payroll and related expenses from $234,000 to $393,000;
        and

     *  an increase in professional fees from $32,000 to $142,000.

     We expect that these expenses will continue to increase in total dollar amounts but will decrease as a percentage of total revenues.

     Deferred Compensation.   Deferred compensation is recorded as the
difference between the exercise price of options we granted and the deemed fair value for financial reporting purposes of our common stock during the periods in which the options were granted. Deferred compensation is amortized over the vesting periods of the options. Total amortization of compensation expense was $157,000 for the three months ended September 30, 1998 and $186,000 for the three months ended September 30, 1999. Amortization of deferred compensation is included in the sales and marketing, research and development and general and administrative expense categories, as described above.

Interest Income (Expense)

     Interest expense of $47,000 in the three months ended September 30, 1998 resulted from borrowings on our bank line of credit and our equipment term loan, and was offset by $71,000 of interest income generated from our investment of proceeds from the sale of preferred stock. Interest expense of $135,000 in the three months ended September 30, 1999 resulted from borrowings on our bank line of credit, our equipment term loan and our convertible note agreements, and was partially offset by $253,000 of interest income generated primarily from our investment of proceeds from the sale of common stock in our initial public offering.

Nine Months Ended September 30, 1999 and 1998

Revenues

     Total revenues increased from $7.8 million in the nine months ended September 30, 1998 to $14.1 million in the nine months ended September 30, 1999, an increase of 82%. During these periods, no one customer accounted for 10% or more of total revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 35% of total revenues in the nine months ended September 30, 1998 and 50% in the nine months ended September 30, 1999.

     Product revenues increased from $7.4 million in the nine months ended September 30, 1998 to $11.8 million in the nine months ended September 30, 1999, an increase of 60%. As a percentage of total revenues, product revenues decreased from 95% in the nine months ended September 30, 1998 to 84% in the nine months ended September 30, 1999.

     Service revenues increased from $362,000 in the nine months ended September 30, 1998 to $2.3 million in the nine months ended September 30, 1999, an increase of 525%. As a percentage of total revenues, service revenues increased from 5% in the nine months ended September 30, 1998 to 16% in the nine months ended September 30, 1999.

     The provision for sales returns and allowances was $1,395,000, or 18% of total revenues, for the nine months ended September 30, 1998 and $915,000, or 6% of total revenues, for the nine months ended September 30, 1999. The provision, as a percentage of total revenues, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, reflects a reduction in the expected returns remaining from the 1998 introduction of the Firebox II plus a recurring provision for future expected returns.

Cost of Revenues

     Cost of revenues increased from $2.5 million in the nine months ended September 30, 1998 to $5.6 million in the nine months ended September 30, 1999. As a percentage of total revenues, cost of revenues increased from 33% in the nine months ended September 30, 1998 to 39% in the nine months ended September 30, 1999.

     The dollar increases in cost of revenues were primarily due to increases in sales volume. The increase in cost of revenues as a percentage of total revenues was primarily due to an increase in the cost of manufacturing our Firebox II security appliance and, to a lesser extent, to an increase in personnel-related costs of our service organization, both of which are described above.

Operating Expenses

     Sales and Marketing.   Sales and marketing expenses increased from $6.2
million in the nine months ended September 30, 1998 to $9.9 million in the nine months ended September 30, 1999, an increase of 62%. As a percentage of total revenues, sales and marketing expenses decreased from 79% in the nine months ended September 30, 1998 to 71% in the nine months ended September 30, 1999.
The dollar increase in sales and marketing expenses was due primarily to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

     * an increase in payroll and related expenses from $2.7 million to $4.7 million;

     *  an increase in travel expenses from $1.0 million to $1.8 million;

     *  an increase in marketing costs from $1.6 million to $2.4 million; and

     * an increase in amortization of deferred stock compensation from $63,000 to $256,000.

     The decrease in sales and marketing expenses as a percentage of total revenues reflects both increased productivity of and efficiencies in managing our indirect channel network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products.

     Research and Development.   Research and development expenses increased
from $3.4 million in the nine months ended September 30, 1998 to $5.1 million in the nine months ended September 30, 1999, a 51% increase. As a percentage of total revenues, research and development expenses decreased from 43% in the nine months ended September 30, 1998 to 36% in the nine months ended September 30, 1999. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand our enterprise product line, development of our recently released LiveSecurity for MSS product and our efforts in researching and evaluating new and emerging security threats through our LiveSecurity broadcast service. Specifically, major components of the increase included:

     * an increase in payroll and related expenses from $1.9 million to $3.7 million and

     * an increase in contract labor and consulting services from $270,000 to $438,000.

     General and Administrative.   General and administrative expenses increased
from $1.6 million in the nine months ended September 30, 1998 to $2.7 million in the nine months ended September 30, 1999, an increase of 68%. As a percentage of total revenues, general and administrative expenses decreased slightly from 21% in the nine months ended September 30, 1998 to 19% in the nine months ended September 30, 1999. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations. Specifically, major components of the increase included:

     * an increase in payroll and related expenses from $597,000 to $1.0 million;

     * an increase in professional fees from $167,000 to $523,000, related primarily to legal and accounting costs incurred in conjunction with the revision and implementation of certain employee benefit plans, as well as costs associated with the relocation of some international employees; and

     *  an increase in deferred stock compensation from $27,000 to $103,000.

     Deferred Compensation.   Amortization of deferred compensation expenses was
$178,000 for the nine months ended September 30, 1998 and $697,000 for the nine months ended September 30, 1999. Amortization of deferred compensation is included in the sales and marketing, research and development and general and administrative expense categories, as described above.

Interest Income (Expense)

     Interest expense of $119,000 in the nine months ended September 30, 1998 resulted from borrowings on our bank line of credit and our equipment term loan, and was offset by $60,000 of interest income generated from our investment of proceeds from the sale of preferred stock. Interest expense of $497,000 in the nine months ended September 30, 1999 resulted from borrowings on our bank line of credit, our equipment term loan and our convertible note agreements, and was offset by $268,000 of interest income generated from our investment of proceeds from the sale of preferred stock and from proceeds from the sale of common stock in our initial public offering.

Income Taxes

     We have experienced losses since inception, resulting in a net operating loss carryforward position of approximately $19 million as of September 30, 1999. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private placements of convertible preferred stock, and most recently through the proceeds from our initial public offering. Through September 30, 1999, net proceeds from private placements of preferred stock and our initial public offering totaled $54.0 million. We have also financed our operations through equipment financing, traditional accounts receivable financing arrangements, bridge financing arrangements and convertible notes. Currently, we have the following banking arrangements:

(a) We have a working capital revolving line of credit with a bank, secured by our accounts receivable. The amount available under this facility is limited to the greater of our borrowing base or $4.5 million. For purposes of this loan, the borrowing base means the sum of 75% of the net amount of our eligible domestic accounts receivable and 50% of the net amount of our eligible foreign accounts receivable. As of September 30, 1999, we had no borrowings on this line of credit, which expires in November 1999 and bears
     interest at prime plus 2% per year.   We are currently renegotiating our
     line of credit agreement.

(b) We also have two term-loan facilities with the same bank to finance new capital equipment purchases. The first facility closed to further advances on March 5, 1998 and is being repaid in 36 equal monthly payments. We made the first of these payments on April 5, 1998. The loan, which bears interest at prime plus 1.5% per year, matures on March 5, 2001, at which time all unpaid principal and interest will be due and payable. The second facility closed to further advances on December 31, 1998 and is being repaid in 36 equal monthly payments. We made the first of these payments on January 31, 1999. The loan, which bears interest at prime plus 1% per year, matures on December 31, 2002, at which time all unpaid principal and interest will be due and payable. As of September 30, 1999, we had a combined principal balance of $462,000 due under these term loans.

     As of September 30, 1999, we had $32.5 million in cash and cash equivalents, invested primarily in high-quality money market accounts. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of September 30, 1999 was $31.5 million.

     Operating activities.   Our operating activities resulted in net cash
outflows of $5.2 million for the nine months ended September 30, 1998 and $6.6 million for the nine months ended September 30, 1999. The operating cash outflows in 1998 and 1999 resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $2.4 million for the nine months ended September 30, 1998 and $2.3 million for the nine months ended September 30, 1999. These noncash charges were primarily associated with depreciation and amortization of capital assets, provisions for bad debts and sales returns and allowances, and compensation charges resulting from the issuance of stock options and warrants. Cash used in operating activities from working capital components impacting operating activities was $1.7 for the nine months ended September 30, 1998, and cash provided from working capital components for operating activities was $515,000 for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, there were large fluctuations within some major working capital components, as described below:

(a) Receivables remained relatively constant at $3.5 million at both December 31, 1998 and September 30, 1999, while revenues for the three months ended December 31, 1998 and September 30, 1999 were $3.6 million and $5.5 million, respectively. We implemented enhanced credit and collection processes during 1999 that contributed to improved collection periods.
     Days sales outstanding, or DSO, were 86 days for the quarter ended December 31, 1998 compared to 54 days for the quarter ended September 30, 1999. Based upon sales mix, timing differences arising from varying payment cycles and terms in our customer agreements, we expect our DSO to generally range from 55 days to 70 days. Reserves for uncollectable accounts were $449,000 at December 31, 1998 and $304,000 at September 30, 1999. The
     decrease reflects reduced exposure attributed to our improved credit and collection processes referred to above. Our returns and allowance reserve was $615,000 at December 31, 1998 and $510,000 at September 30, 1999, and
     reflects our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. The reserve may fluctuate from time to time depending upon the timing of product introductions and pricing program changes.

(b) Deferred revenue increased from $1.8 million at December 31, 1998 to $3.4 million at September 30, 1999. The increase reflects service subscriptions and annual client licenses associated with the continued growth of product sales and, to a lesser extent, with service subscription renewals.
     Deferred revenue from service subscriptions and annual client licenses is generally amortized ratably over a one-year period.

     Investing activities. Cash used in investing activities totaled $719,000 for the nine months ended September 30, 1998 and $993,000 for the nine months ended September 30, 1999, and reflect capital expenditures for computing equipment and furniture.

     Financing activities. Cash provided by financing activities totaled $8.6 million for the nine months ended September 30, 1998 and $38.4 million for the nine months ended September 30, 1999. These activities primarily reflect proceeds from the sale of preferred stock and borrowings on our line of credit during 1998 and proceeds from our initial public offering in 1999, offset somewhat by borrowing and repayments under our bank line of credit and various bridge financing arrangements.

     We believe that existing cash and cash equivalents balances and our lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The underlying assumed levels of revenues and expenses, however, may prove to be inaccurate, and we may need to seek additional funding through public or private financings or other arrangements before that time, which we believe can be obtained from existing or new sources.

Year 2000 Compliance

     Like many companies, we face risks relating to Year 2000 computer issues. These issues result from computer systems, software and computer chips embedded in products that use only two digits to store dates in their year code fields and are therefore incapable of distinguishing 21st century dates from 20th century dates. As a result, many computers, programs and chips are unable to process date-related information beyond December 31, 1999. Unless they are upgraded to process date information correctly, they will fail or produce erroneous results when the century changes on January 1, 2000. If our internal management and external information systems are not Year 2000 compliant when the century changes, some or all of our business operations could be disrupted.

     Our products and LiveSecurity service utilize a mixture of hardware and software technologies. The hardware technology we use in our Firebox family of security appliance products consists of a combination of industry-standard components configured to our specifications and driven by internally developed software technologies. We have tested and analyzed current versions of these internally developed software technologies in conjunction with our security appliances and believe them to be Year 2000 compliant. These current versions include the latest version of our software that drives the Firebox 10 and 100 and the version that drives the Firebox II and Firebox II Plus, which we are currently shipping. While we are not aware of any significant Year 2000 issues with previous versions, we are recommending to our customers that they implement our current versions. In addition to other internally developed software, our LiveSecurity service incorporates current technologies acquired from third-party vendors. We have completed our Year 2000 assessment of the internally developed software incorporated in our LiveSecurity service. In addition, we surveyed the third-party vendors to determine whether their products are Year 2000 compliant and applied any updates or arrangements required to correct any Year 2000 problems. We have completed the first phase of our Year 2000 plan and are continuing to monitor vendors for additional Year 2000 upgrades.

     We completed a review of our internal management information and other administrative systems to identify and modify any products, services or systems that were not Year 2000 compliant. Our internal information management and other administrative systems generally are based on technologies and products acquired from industry-leading third-party vendors. We have contacted these vendors to determine whose products, services or systems may be impacted by Year 2000 compliance issues and whose technologies and products will require upgrades. We completed necessary upgrades with these vendors and are continuing to monitor vendors for additional recommended Year 2000 upgrades for application as soon as they become available.

     Our plan may not adequately and timely address the Year 2000 issue and we may be unable to upgrade any or all of our products, services and internal information management and other administrative systems as we have planned. In addition, any upgrades may not effectively address the Year 2000 issue. If required upgrades are incomplete, untimely or unsuccessful, our business may be adversely affected. Furthermore, if our suppliers, vendors, distributors or producers of products that we use or with which our products exchange data fail to timely correct their own Year 2000 software, firmware and hardware problems, or if any of them convert to a system that is incompatible with our systems, our business could be adversely affected. We may also experience reduced sales of our products and services as potential customers reduce their budgets for Internet security because of their own expenditures for Year 2000 compliance.
We currently expect that the total cost of our efforts to assess Year 2000 compliance will not be material. The most reasonably likely worst-case scenario, however, would involve the incomplete, untimely or unsuccessful identification or correction of Year 2000 compliance issues of multiple third-party vendors whose technology is incorporated into our LiveSecurity products and services. If this were to occur, interruptions in our ability to deliver our LiveSecurity service would result and our business would be adversely affected.

     Our LiveSecurity service gives us an efficient and timely method of transferring software patches to our customers if a Year 2000 problem is found with our internally developed software. In addition, we continue to address potential Year 2000 issues and establish contingency plans to be taken if we do not successfully execute our Year 2000 plan on a timely basis. Still, some problems may remain undetected or uncorrected, and our continuing efforts to address the Year 2000 issue could involve unforeseen time and expense. Any Year 2000 issues that are not identified and corrected in a timely fashion would adversely affect our business. We expect that the cost to fix any Year 2000 problems that may be identified, however, will involve internal labor-hours and will not be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to WatchGuard.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)  Sales of Unregistered Securities During the Quarter

     During the quarter ended September 30, 1999, we issued and sold 61,472 unregistered shares of our common stock to employees, pursuant to the exercise of stock options under our 1996 stock option plan. In addition, we granted employees options to purchase 465,750 unregistered shares of our common stock under our 1996 stock option plan, as consideration for the recipients' services to WatchGuard. In issuing these securities, WatchGuard relied on an exemption from registration pursuant to Rule 701 under Section 3(b) of the Securities Act of 1933.

(d)  Use of Proceeds

     On July 30, 1999, our registration statement on Form S-1, file number 333-76587, became effective. The offering date was July 30, 1999. The offering terminated as a result of all of the shares offered being sold. The managing underwriters were Dain Rauscher Wessels, Warburg Dillon Read LLC, SoundView Technology Group and Wit Capital Corporation. The offering consisted of 3,879,570 shares of our common stock, including 3,500,000 shares of common stock offered by WatchGuard and 379,570 shares of common stock offered by our selling stockholders pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold by us was $45.5 million, and the aggregate price of the shares offered and sold by the selling shareholders was $4.9 million. After accounting for approximately $3.2 million in underwriting discounts and commissions and $1.5 million in other expenses, we received proceeds of $40.8 million.

     We are using the net proceeds raised in our initial public offering for additional working capital, repayment of short-term indebtedness and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We also intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours, such as our acquisition of the assets of BeadleNet, LLC described in Item 5 below. Although we have no current agreements or understandings with respect to any such transactions, we do from time to time evaluate such opportunities. Pending their use, the majority of the net proceeds have been invested in investment-grade, interest-bearing instruments, all of which are short-term.

     We used $6.6 million of the net proceeds of the offering to repay all debt affiliated with Matrix IV Management Co., L.P., OVMC III, L.P. and OVMC IV, LLC. Andrew W. Verhalen, a director of WatchGuard, serves as general partner of Matrix IV Management Co., L.P. and Charles P. Waite, Jr., a director of WatchGuard, serves as a general partner of OVMC III, L.P. and as a managing member of OVMC IV, LLC.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1 Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to WatchGuard's Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

     3.2 Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard's Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

    27.1 Financial Data Schedule (filed only with the electronic submissions of Form 10-Q.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1999                     WATCHGUARD TECHNOLOGIES, INC.


                                      By:  /s/ Steven N. Moore
                                           -------------------
                                           Steven N. Moore
                                           Executive Vice President of Finance,
                                              Chief Financial Officer, Secretary
                                              and Treasurer (principal financial
                                              and accounting officer)