Form 10-K
period 1999-12-31
WATCHGUARD TECHNOLOGIES INC
filed 2000-02-11
CIK 1062019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from              to

                        Commission file number 000-26819

                               ----------------

                         WATCHGUARD TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     91-1712427
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

           316 Occidental Avenue South, Suite 200, Seattle, WA 98104
               (Address of principal executive offices)(zip code)

                                 (206) 521-8340
               Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the Common Stock on December 31, 1999 as reported on the Nasdaq National Market, was approximately $190,970,821. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 8, 2000, there were 20,190,472 shares outstanding of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WATCHGUARD TECHNOLOGIES, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   30

 ITEM 3.  LEGAL PROCEEDINGS.............................................   30

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   30

                                      PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS...........................................   31

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   32

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   33

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   44

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   45

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   66

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   66

 ITEM 11. EXECUTIVE COMPENSATION........................................   66

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   66

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   66

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   67

 SIGNATURES..............................................................  69

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

  Some of our statements in this annual report on Form 10-K are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. You should not unduly rely on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described under "Factors Affecting Our Operating Results, Our Business and Our Stock Price" contained in Part II, Item 7 of this annual report.

Overview

  WatchGuard is a leading provider of Internet security solutions that protect enterprises or telecommuters using the Internet for electronic commerce and communications. Our core market is small- to medium-sized enterprises, or SMEs, and we have recently expanded our marketing focus to include larger enterprises as well as small offices and home offices, or SOHOs, and telecommuters, particularly those using broadband Internet connections. According to The Yankee Group, SMEs represent 98% of U.S. businesses, and account for approximately 50% of the gross national product. SMEs are increasingly utilizing the Internet to maintain a competitive advantage and to compete effectively against enterprises with greater resources. International Data Corporation, or IDC, estimated that, in the United States alone, approximately
3.5 million SMEs would be connected to the Internet by the end of 1999, increasing to approximately 4.7 million by the end of 2000.

  Our innovative subscription-based LiveSecurity solution broadcasts threat responses, software updates, information alerts, expert editorials, support flashes and virus alerts over the Internet, enabling enterprises to keep their security systems current with minimal effort. The dynamic nature of our solution is made possible through an updatable security appliance that executes software sent from the remote management system receiving our LiveSecurity broadcasts. Our comprehensive, fully integrated LiveSecurity solution for SMEs and larger enterprises features a firewall, encryption, user authentication, virtual private networking, web surfing control and our LiveSecurity broadcast service. In January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we expect to begin shipping in the first quarter of 2000. Our solutions for SOHOs and telecommuters will feature a firewall, virtual private networking, Internet protocol, or IP, sharing and our LiveSecurity broadcast service. We make installing, configuring and monitoring our solutions easy with point-and-click security management.

  With our recent acquisition of BeadleNet, LLC, which is discussed more fully in Part II, Item 7, and the formation of our new broadband Internet security division, we have expanded our product line to include security solutions for SOHOs and telecommuters, particularly those individuals or SOHOs using broadband Internet connections. We will market this expanded product line to both SOHOs that operate as a stand-alone business and SOHOs and telecommuters that act as a branch office or extension of a larger organization and share corporate resources through remote access to their company's computing systems. According to IDC, in the United States alone, approximately 10.9 million home offices will have broadband Internet access at the end of 2000, up from an estimated 636,000 at the end of 1998.

  Our recently introduced higher-performance security appliance for larger enterprises enables the WatchGuard LiveSecurity System to support up to 5,000 simultaneously authenticated users and over 50 simultaneously connected virtual private networks, or VPNs, and delivers faster VPN throughput. The expanded capacity represents a ten-fold increase in the number of possible connected users and a five-fold increase in VPN throughput as compared to our security appliance designed for SMEs. This higher-performance security appliance, combined with our new security solution designed for SOHOs and telecommuters and our existing SME security solution, will allow us to offer larger enterprises integrated solutions to protect the main office, large and small branch offices, and employees who telecommute.

  Our LiveSecurity solution gives enterprises a security management choice. An enterprise can manage its own Internet security through our LiveSecurity System or outsource its security management to an ISP implementing our LiveSecurity for MSS. Enterprises using the LiveSecurity System may rapidly distribute security protection from their desktop personal computer to all security appliances on their corporate network, while retaining centralized control and administration. Enterprises that do not want to be directly involved with their security management may outsource the function to an ISP. For the ISP, our technology improves the economics of managed security services through a scalable delivery platform that enables the ISP to remotely configure and manage thousands of sites quickly, easily and economically.

  We sell our Internet security solutions directly and indirectly to ISPs and indirectly to end-users through more than 310 distributors and resellers covering 54 countries. We have established relationships with a number of ISPs to implement LiveSecurity for MSS, including AlphaNet Solutions, Inc., AT&T Asia/Pacific Group Ltd., GTE Internetworking, Inc., Internet Initiative Japan, Internet Security Systems, Inc., Interpath Communications, Inc., MIS Corporate Defense Solutions, Nextcom K.K., PSINet Inc., sunrise communications AG, Verio, Inc. and You Tools Corporation/FASTNET. As of December 31, 1999, we had shipped over 12,000 of our security appliances.

  We initially incorporated in Washington in 1996 and reincorporated in Delaware in 1997. References to "we," "our," "us" and "WatchGuard" in this annual report refer to WatchGuard Technologies, Inc. and its predecessor. Our executive offices are located at 316 Occidental Avenue South, Suite 200, Seattle, Washington 98104, and our telephone number is (206) 521-8340. Our web site is located at http://www.watchguard.com. Any information that is included on or linked to our web site is not a part of this annual report.

Industry Background

The growth of the Internet

  The Internet has experienced rapid growth and has developed into a significant tool for global communications, commerce and media, enabling millions of people to share information and transact business electronically. IDC estimates that there were over 38 million web users in the United States and over 86 million worldwide at the end of 1997. IDC projects the number of web users to increase to over 177 million users in the United States and 502 million worldwide by the end of 2003. IDC also estimates that the number of customers buying goods and services on the Internet will grow from approximately 15 million worldwide in 1997 to 182 million in 2003, with the value of electronic commerce transactions growing from $15 billion to over $1.3 trillion in the same period.

  The growth in the Internet provides enterprises, regardless of size, with new revenue opportunities through global distribution of products and services and with significant reductions of sales and marketing costs through automation and instantaneous access. Because of its affordability, global reach and versatility, the Internet is a particularly powerful and necessary tool for enterprises. Enterprises are increasingly required to establish secure Internet access to facilitate and support strategic business objectives. In a marketplace that is becoming more competitive, enterprises are increasingly utilizing new business tools and initiatives such as remote access, e-commerce, online customer service and supply chain management to gain competitive advantage.

The need for Internet security

  The increased importance of electronic commerce and the proliferation and growth of corporate intranets have dramatically increased the openness of computer networks, with the Internet becoming a widely accepted platform for many business-to-business and direct-to-consumer transactions. The accessibility and the relative anonymity of users in open computing environments, however, make systems and the integrity of information stored on them increasingly vulnerable to security threats. Open systems present inviting opportunities for computer hackers, curious or disgruntled employees, contractors and competitors to compromise or destroy sensitive information within the system or to disrupt operations and Internet access. In addition, open computing environments are complex and typically involve a variety of hardware, operating systems and applications supplied by a variety of vendors, making these networks difficult to manage, monitor and protect from unauthorized access. With the advent of "always on" broadband Internet connections that leave a user's computer much more vulnerable to security breaches than a traditional dial-up connection, even SOHOs and telecommuters face security threats similar to those faced by larger enterprises connected to the Internet.

  The annual Computer Security Institute survey conducted in early 1999 highlights the potential risks faced by organizations connected to the Internet. The CSI poll of 521 computer security specialists at U.S. corporations, government agencies, financial institutions and universities revealed that 62% of respondents had experienced security breaches within the past 12 months. The damage caused by a security breach is often difficult to quantify and may include the loss of irreplaceable proprietary information or data, damage to business reputation or undetected theft or alteration of information. The 163 organizations in the CSI poll that were able to quantify losses reported an average total loss of over $650,000 per organization. Breached computer security has become such an extensive problem that the U.S. Federal Bureau of Investigation has recently established the National Infrastructure Protection Center to prevent and respond to cyber attacks on the nation's infrastructure.

 The Internet security challenge

  Internet security begins with a firewall, a security component of varying complexity designed to provide a barrier and control the flow of information between a company's internal network and the Internet. Firewalls, however, are often difficult to install, must be configured by skilled personnel and, to maximize effectiveness, must be continually monitored and updated. A comprehensive security solution also typically integrates several other sophisticated security components, such as virtual private networking, which secures encrypted communications between two points on the Internet, and access control mechanisms. These components use a complex mixture of technologies, including user authentication, passwords, packet filters, proxies and encryption.

  Because enterprises increasingly depend on the Internet for external and internal communications and for facilitating and conducting business, they need comprehensive Internet security solutions. Traditional Internet security solutions, however, are generally difficult to install and expensive to maintain. Additionally, the technological complexity of traditional solutions introduces a new set of risks--their many interacting components can easily be misconfigured. The CSI poll revealed that more than 75% of the reported successful break-ins took place despite the presence of a firewall. Enterprises therefore face increasing pressure to hire trained security personnel to ensure that traditional security solutions are installed and maintained properly. The scarcity of skilled network and Internet security personnel, however, makes the cost of hiring in-house personnel prohibitive for many enterprises, particularly SMEs and SOHOs. Because of the financial and technical resources necessary to implement, maintain and update these complex security solutions, they tend to be better suited for larger enterprises than for SMEs, SOHOs and individual telecommuters.

  Traditional security solutions are also expensive to maintain because they must be updated continually to maximize effectiveness. These security solutions tend to be static, while the dangers against which they must protect are dynamic, with new types of intrusion schemes and other security threats and vulnerabilities emerging constantly. The Computer Emergency Response Team, a federally funded research and development center, handled 8,268 security incidents in 1999, an average of nearly one per hour and more than double the 3,734 security incidents handled in 1998. Even if updates are available to allow an enterprise's security systems to respond to the changing security landscape, the enterprise needs dedicated security experts to proactively identify, obtain and manually implement these updates quickly and correctly.

 The Internet security gap

  The expense and complexity of traditional security solutions incorporating a firewall puts protection out of the reach of millions of enterprises that do not have the resources to adopt these solutions, contributing to a security gap. Comprising 98% of U.S. businesses, SMEs exemplify this gap. Despite the obvious and compelling reasons for Internet security, most SMEs on the Internet do not even have a firewall.

  IDC estimated that approximately 3.5 million SMEs in the United States would be connected to the Internet by the end of 1999. IDC projected, however, that from 1995, when IDC reports that firewalls first became widely available, until the end of 1999, less than 450,000 firewalls would be shipped, leaving more than 3 million SMEs without a firewall. This security gap is increasing, with IDC projecting that in the United States more than 1.1 million new SMEs will connect to the Internet in the year 2000, but less than 260,000 firewalls will be shipped during the same period. We believe that the security gap for SMEs results from the cost and complexity of traditional comprehensive solutions, combined with the ineffectiveness of lower-end firewall solutions, which lead many SMEs to choose not to adopt any Internet security solution. Moreover, many enterprises that have installed security systems continue to experience significant security breaches because their systems are either configured improperly or are not timely or properly updated in response to the latest security threats. SOHOs and telecommuters that adopt "always-on" broadband Internet connections, particularly those accessing the corporate resources of a larger enterprise, face a similar security threat but may have more limited resources to dedicate to an Internet security solution.

  Enterprises require an easy-to-use, highly effective, fully integrated Internet security solution with low installation and maintenance costs that can be installed quickly and kept up to date easily. In addition, many enterprises would rather outsource the management of any Internet security system to vendors such as ISPs. ISPs, however, face challenges in economically delivering affordable security services that can be rapidly deployed to thousands of customer sites and easily managed from a central location.

The WatchGuard Solution

  WatchGuard's LiveSecurity products and services offer a fundamentally new approach to Internet security. We provide enterprises with a comprehensive, easy-to-use and cost-effective Internet security solution that we keep up to date through our innovative Internet-based broadcast service. Our solution has the following key benefits:

 Comprehensive, fully integrated   For SMEs and larger enterprises, we offer a
 security tailored to the needs of comprehensive security solution integrated
 the user                          into a single package that includes (1) a
                                   firewall, (2) virtual private networking for
                                   secure, encrypted communication between
                                   remote offices, mobile employees and trading
                                   partners, (3) authentication functions that
                                   identify network users and define user-group
                                   security policies, (4) web surfing control
                                   and (5) our LiveSecurity broadcast service.
                                   Our recently announced solution for SOHOs
                                   and telecommuters will offer a more
                                   affordable, comprehensive and integrated
                                   security solution that includes (1) a
                                   firewall, (2) virtual private networking,
                                   (3) IP sharing and (4) our LiveSecurity
                                   broadcast service.
 Dynamic protection                Our subscription-based Internet broadcast
                                   service is designed to keep our security
                                   solutions up to date with (1) security
                                   threat responses that specifically address
                                   newly discovered security vulnerabilities or
                                   hacker techniques, (2) software updates, (3)
                                   information alerts concerning current news
                                   in Internet security, (4) expert editorials
                                   containing Internet security-related feature
                                   articles, (5) support flashes with answers
                                   to commonly asked questions about our
                                   products and services

                           and (6) virus alerts containing information about
                           the latest virus threats and access to Trend Micro's
                           virus protection products. Our SOHO and telecommuter
                           solutions will initially include only access to
                           security threat responses and software updates. We
                           expect to offer the remaining LiveSecurity broadcast
                           service channels as an option for SOHOs and
                           telecommuters in the second quarter of 2000.
 Easy installation and use We offer (1) a security appliance with plug-in installation, (2) management and security software
                           with an automated installation guide and (3) point-
                           and-click centralized management. These features
                           make it easy for the non-security professional to
                           install, configure and monitor our security system
                           and to receive and implement our LiveSecurity
                           broadcasts.
 Viable ISP outsourcing    Through its centralized configuration and management
                           capabilities, LiveSecurity for MSS enables ISPs to
                           provide outsourced Internet security services to
                           thousands of customers quickly, easily and at a
                           price enterprises can afford.
 Affordability             We minimize the overall ownership cost of our
                           security solution with easy deployment and
                           management that reduces the requirements for
                           information technology personnel. Our broadcast
                           updating enables users of LiveSecurity to address
                           their security needs by leveraging our team of
                           security experts.

Strategy

  Our objective is to be the leading provider of Internet security systems and services to enterprises worldwide. Our strategy to achieve this goal is based on the following key elements:

Extend our SME market leadership position in comprehensive security into the large-enterprise and SOHO/telecommuter markets.

  We intend to maintain our leadership position in comprehensive security for SMEs by expanding and enhancing our Internet security product and service offerings. In September 1999, we introduced our security solution for larger enterprises and, in January 2000, we announced the introduction of our new security solutions for SOHOs and telecommuters, which we expect to begin shipping in the first quarter of 2000. We expect to deliver new versions of our major products, including products designed for the emerging broadband Internet connectivity market, approximately two to three times per year. We were the first, and remain the leader, in developing updatable security appliances that execute software sent from a remote management system. Our architecture allows enterprises to quickly and easily deploy new products and services from the central management system, which utilizes a familiar Windows- or web-based interface. Our distributed architecture also facilitates the scalability necessary for ISPs to provide our products and services to their customers at a price enterprises can afford. We intend to continue to enhance our technology and architecture, hire additional network and Internet security experts and continue to invest in product development and product and service enhancements.

Expand our strategic relationships with leading Internet service providers.

  To capitalize on the desire of many enterprises to outsource their Internet security management, we have established relationships with industry-leading ISPs, including AlphaNet, FASTNET, GTE, Interpath, ISS, PSINet and Verio in the United States, MIS and sunrise in Europe and AT&T Asia/Pacific Group Ltd., IIJ and Nextcom in the Asia/Pacific region. We intend to continue to establish similar relationships with ISPs and expect that these relationships will facilitate the widespread adoption of our LiveSecurity solution by enabling us to capitalize on the brand recognition and customer bases of the ISPs. In addition, these strategic relationships should enhance WatchGuard brand awareness and provide a powerful endorsement of our security technology and services. For example, GTE and PSINet use LiveSecurity for MSS to provide managed security services to their customer bases, and their marketing of these services prominently features the WatchGuard brand.

Expand and enhance our innovative LiveSecurity broadcast service.

  We have created an innovative LiveSecurity solution that broadcasts threat responses, software updates, information alerts, expert editorials and support flashes over the Internet directly to our subscribers and ISP partners. We plan to expand and enhance our LiveSecurity broadcast content, and therefore the value of our subscription service, through additional investment in three areas:

  . continued expansion of our rapid response team of internal security experts;

  . expansion of our LiveSecurity advisory council of industry experts, including the addition of two outside experts by the end of 2000; and

  . continued development of one to four third-party industry relationships that will allow us to broadcast third-party software and content to our subscribers.

As we expand and enhance our broadcast content, we plan to ensure that it remains easy to implement and use by enterprises and ISPs.

Continue to expand WatchGuard brand awareness.

  We believe that we have an opportunity to make the WatchGuard brand synonymous with Internet security worldwide. We intend to increase our telemarketing and direct mail programs to companies that fit our target subscriber profile. We also plan to develop our web site as a security portal for enterprises with the goal of establishing www.watchguard.com as the first location enterprises will visit with questions about Internet security. Our web site currently features links to the web sites of PSINet and GTE. We plan to add additional links in 2000 and to further integrate our web sites with the web sites of our ISP partners. In addition, we intend to continue to invest in marketing programs jointly executed with our distribution partners around the world. These programs include WatchGuard web site content and links placed on many of our reseller sites, regionally targeted public relations activities and events worldwide, and use of the WatchGuard brand name when ISP partners market their managed security services.

Continue to expand worldwide sales and distribution.

  We intend to continue to expand our international distribution capabilities to allow any enterprise with an Internet connection to purchase the WatchGuard LiveSecurity solution, no matter where the enterprise is located. Our goal is to make our security solutions the easiest to purchase and deploy, whether by the enterprise or by the ISP. We plan to expand our base of resellers, distributors and ISP partners and make our solution available for purchase through our resellers' web sites. We will continue to invest in web-based training programs that educate our worldwide resellers and subscribers about our product and service features and benefits and that assist our customers in deploying our products and services.

  We have not determined a schedule for the continuing expansion of our international distribution capabilities or for implementing other components of our strategy. The timing for executing these strategies will depend on market conditions, the availability of strategic opportunities and the availability of management resources.

Products and Services

  Our comprehensive LiveSecurity solutions include an integrated suite of security and management software, an Internet security appliance and a dynamic broadcast service to keep security defenses current.

Enterprises may use our LiveSecurity System to internally manage their Internet security or elect to outsource security management to an ISP implementing our LiveSecurity for MSS.

The LiveSecurity System for enterprise-managed security.

  We designed our LiveSecurity System for use by enterprises that want to manage their own Internet security. With the LiveSecurity System, an enterprise can quickly and affordably deploy comprehensive security protection to all sites on its network, while retaining centralized control and administration. Our LiveSecurity broadcast service enables enterprises to augment their information technology staff with our security experts, which we believe substantially reduces personnel costs. Every new LiveSecurity System includes a one-year subscription to our broadcast service.

  SMEs and larger enterprises

  For SMEs and larger enterprises, the LiveSecurity System has three key components: our security management system software with security and management features, our security appliance and a subscription to our Internet-based broadcast service.

  Security features. The LiveSecurity System for SMEs and larger enterprises contains the following security features:

  . Firewall. Our firewall controls incoming and outgoing traffic between the Internet and an enterprise's systems and data. The firewall incorporates access control and detection and blocking features.

  . Authentication. Our authentication features identify network users and define user and user-group security policies.

  . Virtual private networking. Our software enables enterprises to create virtual private networks by using encryption technology to allow data to flow securely across the Internet between two predetermined points. Our remote user VPN secures communications with telecommuters and traveling employees, while our branch office VPN secures communications with branch offices and trading partners. Our virtual private networking solutions implement industry standard protocols.

  . Web surfing control. Our web-blocking feature enables enterprises to restrict site access privileges by user, group, time of day, site type or particular site.

  Management features. Our Windows-based software manages and monitors an enterprise's Internet security with an intuitive, point-and-click user interface.

  . Integrated suite of system management tools. Our security management system packages, configures and deploys security software, security policies and the operating system to an enterprise's security appliances. Featuring logging and notification functions and real-time monitoring and historical reporting of network, service and bandwidth usage, our management tools allow management of multiple security appliances from a single location.

  . Automated installation guide. Our automated installation guide enables enterprises to install our system and define user and user-group security policies in as quickly as 30 minutes.

  Security appliance. Our security appliances for SMEs and larger enterprises, the WatchGuard Firebox II, Firebox II Plus and Firebox II Plus with FastVPN, are standalone Internet security appliances that run the security functions of the LiveSecurity System. The security capabilities of these security appliances come entirely from the operating system, security software and security policies directed to them from the remote management software. They simply plug in and reside between an enterprise's Internet router and its internal network of servers and workstations. These Fireboxes have three independent, separately monitored connections: one to the enterprise's network, one to the Internet and one to the enterprise's public network for hosting web and email servers. The LiveSecurity System encrypts communications between the security appliance and the management software on the in-house manager's desktop.

  Broadcast service. We keep our security solution current and our customers informed through a subscription-based broadcast service that securely transmits new security content over the Internet directly to the in-house manager's desktop computer. Our broadcasts include

  . Threat responses. When our rapid response team discovers and neutralizes a security vulnerability or new hacker technique, we broadcast software that specifically addresses that security threat.

  . Software updates. We broadcast software updates that enhance the function of the LiveSecurity System as a whole.

  . Information alerts. We notify our customers of breaking Internet security news and upcoming enhancements.

  . Expert editorials. Our team of industry-leading security advisors offer their views and provide continuing education on the rapidly changing field of Internet security.

  . Support flashes. Interactive technical tutorials provide our customers with answers to frequently asked questions about managing the LiveSecurity System and information about new software updates.

  . Virus alerts. Trend Micro provides information on the latest virus threats and offers access to its virus protection products.

  SOHOs and telecommuters

  Our recently announced LiveSecurity System for SOHOs and telecommuters has three key components: security and management software, our security appliance and a subscription to our Internet-based broadcast service.

  Security features. The LiveSecurity System for SOHOs and telecommuters contains the following security features:

  . Firewall. Our firewall controls incoming and outgoing traffic between the Internet and a SOHO's or telecommuter's systems and data. The firewall incorporates access control, detection and blocking features and IP sharing.

  . Virtual private networking. Our software enables SOHOs and telecommuters to create virtual private networks by using encryption technology to allow data to flow securely across the Internet between two predetermined points.

  Management features. Our web-based security management software manages and monitors the SOHO's or telecommuter's Internet security with an intuitive, point-and-click user interface.

  . Integrated suite of system management tools. Our web-based security management system packages, configures and deploys security software, security policies and the operating system to a SOHO's or telecommuter's security appliance.

  . Automated installation guide. Our automated installation guide enables a SOHO or telecommuter to install our system and define a security policy in as quickly as 15 minutes.

  Security appliance. Our security appliances for SOHOs and telecommuters, the WatchGuard Firebox SOHO and Firebox Telecommuter, are standalone Internet security appliances that run the security functions of the LiveSecurity System. The security capabilities of these security appliances come entirely from the operating system, security software and security policies directed to them from the remote management software. They simply plug in and reside between the SOHO's or telecommuter's Internet router and cable or digital service line modem and its internal network of servers and workstations. These Fireboxes have two independent, separately monitored connections: one to the SOHO's or telecommuter's network and one to the Internet.

  Broadcast service. We will keep our SOHO and telecommuter security solutions current and our customers informed through a subscription-based broadcast service that initially will transmit over the Internet to the SOHO manager's or telecommuter's desktop computer the threat response and software update channels of our LiveSecurity broadcast service for SMEs and larger enterprises. We expect to offer the remaining channels of our LiveSecurity broadcast service as an option for SOHOs and telecommuters in the second quarter of this year.

LiveSecurity for MSS for Internet service providers

  To serve the needs of SMEs and larger enterprises that want to outsource their Internet security and the needs of ISPs that want to provide this service, we have created LiveSecurity for MSS. We expect to introduce a LiveSecurity for MSS solution for SOHOs and telecommuters in the second quarter of 2000. LiveSecurity for MSS allows an ISP to centrally configure, monitor and update the Internet security of thousands of managed customers. The ISP can economically deliver a full range of security services while their subscribing customers enjoy the benefit of our up-to-date protection at an affordable price.

  LiveSecurity for MSS has three main components: our network operations center security suite software with security and management features, our security appliances and our LiveSecurity broadcast service. In addition, we offer optional monitoring software for the ISP's customers.

  Security features. LiveSecurity for MSS includes the same comprehensive set of security features offered with our LiveSecurity System for SMEs and larger enterprises.

  Management features. Centrally located at the ISP's network operations center, our global policy manager software provides security intelligence and configuration for all customer sites under management. Our software allows the ISP to create and store various security policy configurations for different customer groups or service plans. Our scalable WatchGuard event processor software provides monitoring and reporting for customer sites.

  Security appliances. One or more of our security appliances resides on the ISP customer's premises. The appliances receive and implement the operating system, security software and security policies that the ISP sends.

  Broadcast service. Through our LiveSecurity broadcast service, the ISP's network operations center receives threat responses, system updates, information alerts, expert editorials and support flashes. The ISP then updates the security policy of its customers and transmits these policy updates over its network to those customers.

  Monitoring software for the ISP's customers. The optional Firebox monitor software allows the ISP's customer to view its network activity on-site while otherwise leaving the management of its Internet security to the ISP.

  Receiving the benefits of our security solution through an ISP gives an enterprise a number of added advantages. ISPs

  .  monitor and manage customers' security 24 hours a day, 7 days a week;

  . define and implement professional, customized Internet security policies;

  .  automatically install software updates and threat responses;

  . regularly review customers' security and provide detailed reporting and analysis; and

  .  mitigate the up-front cost of security system purchase and setup.

Implementation

  The WatchGuard LiveSecurity System. Once an enterprise registers on one of our LiveSecurity web sites, its registration information is automatically transferred to our LiveSecurity database. Upon verification, the enterprise can download and install or access our security management system software and begin receiving our LiveSecurity broadcasts. The security management system software configures the LiveSecurity System, implements security protection and manages the installed security features with a point-and-click user interface. Our LiveSecurity broadcasts go directly to the desktop of the person responsible for Internet security, who follows our easy installation instructions to send the updated security software, security policy or operating system to all of the enterprise's security appliances for automatic implementation. We send our LiveSecurity broadcasts using technologies such as digital certificates and public key encryption or emails containing links to the secured broadcast server.

  LiveSecurity for MSS. Our scalable network operations center, or NOC, security suite software enables an ISP to economically and efficiently configure, monitor and update the Internet security of thousands of managed customers from its network operations center. The ISP uses our global policy manager's security policy templates to streamline initialization and configuration of security policies to match the ISP's specific service offerings and customer needs. The global policy manager then sends the desired operating system, security software or policy configuration to subscribing customers' security appliances. The security appliances implement the new security policies and forward activity logs to WatchGuard event processor software, which monitors network activity and reports back to the global policy manager. Communications between the network operations center, the event processors and the security appliances are encrypted, and we have implemented automatic failover features to protect valuable log information against being lost due to hardware or network failure. ISP personnel at the network operations center use our suite of real-time monitoring tools to track each security appliance on the ISP's network and transmit LiveSecurity broadcast content to all ISP subscribers. In addition, the ISP can offer its customers Firebox monitor software, a Windows-based monitoring tool that allows subscribers to view their network activity and defenses in real time while leaving management of the system to the ISP.

  Customer service. We make customer service a priority. Our staff of support representatives serves our end-users and ISP partners by phone and email from 6:00 a.m. to 5:00 p.m. Pacific standard time, Monday through Friday, excluding national holidays. As of December 31, 1999, we had 21 customer support representatives. We also offer 24-hour-a-day, 7-day-a-week web support tools. Our computerized customer center manages all support requests and allows customers to check resolution status on-line. We provide on-line answers to frequently asked questions about our products, descriptions of how to configure WatchGuard products to work with other products and other technical information.

The WatchGuard team of experts

  Rapid response team. Our rapid response team identifies, analyzes and generates responses to new Internet security threats. To identify new threats, the team continually monitors a wide variety of Internet sources related to network security, including news groups, vendor web sites and hacker bulletin boards. When the rapid response team identifies a new security threat, we send an advisory to our LiveSecurity subscribers while software or configuration changes to neutralize the threat are developed and tested. We then broadcast the software updates or configuration recommendations to our subscribers. The team sends other information of interest as information alerts, which include cautionary notices, general usage guidelines and other important announcements.

  LiveSecurity advisory council. Our LiveSecurity advisory council provides continuing education and editorials on the rapidly changing subject of Internet security. The council also oversees and contributes to the efforts of our rapid response team. We intend to expand the council as opportunities arise. Currently, the council is composed of Messrs. Frederick Avolio and Rik Farrow.

    Frederick Avolio. Mr. Avolio has been involved in Internet computing and communication since the early 1980s and has worked with Internet security systems for over 10 years. He assisted in the creation of the first commercial Internet firewall offering and helped create the commercial security products division of Trusted Information Systems. His areas of expertise include firewalls, intrusion detection, cryptography, security management and email systems. Mr. Avolio is the co-author, with Paul Vixie, of Sendmail Theory and Practice, published by Digital Press. He holds a B.S. in computer science from the University of Dayton and an M.S. in computer science from Indiana University.

    Rik Farrow. Mr. Farrow provides UNIX and Internet security consulting and training. He has been working with UNIX system security since 1984 and with TCP/IP networks since 1988. He has taught in a number of countries and for a variety of organizations. He also consults with firms in designing and implementing security applications. Mr. Farrow is the author of UNIX System Security, published by Addison-Wesley, and is the co-author, with Rebecca Thomas, of UNIX Administrator's Guide to System V, published by Prentice Hall. He writes a column for ;login:, the magazine of the USENIX Association, and a network security column for Network magazine.

Licensing and pricing

  For an SME, larger enterprise, SOHO or telecommuter purchasing our LiveSecurity System, we include in the system price a perpetual license for the security and management software. Each end-user also receives a renewable one-year subscription to our LiveSecurity broadcast service, through which it receives threat responses, software updates, information alerts, expert editorials and support flashes.

  For LiveSecurity for MSS, an ISP buys a license to use our NOC security suite management and security software and makes an annual license payment for each customer security appliance it manages. The licenses, the cost of which varies depending on the ISP's volume commitment, allow the ISP to manage its subscribers' security appliances from its network operations center. Each annual license includes a subscription to our LiveSecurity broadcast service.

  The following table lists our current end-user product prices. We offer reseller discounts, educational discounts and occasional promotional pricing.


        Product               Components                                        List Price


                       LiveSecurity System for SMEs                                           $  4,990
                        Security management system software
                        Firebox II security appliance
                        12-month LiveSecurity subscription

                 --------------------------------------------------------------

                       Live Security System for larger enterprises                            $  9,990
                        Security management system software                          (Firebox II Plus)
                        Firebox II Plus security appliance
                        Firebox II with VPN accelerator security                              $ 12,990
                        appliance                                            (Firebox II with FastVPN)
                        12-month LiveSecurity subscription

                 --------------------------------------------------------------
  LiveSecurity System  Live Security System for SOHOs                                         $    449
                        Web-based management and security software
                        Firebox SOHO security appliance (10 users)
                        Firebox Telecommuter security appliance
                        12-month LiveSecurity subscription

                 --------------------------------------------------------------
                       Firebox SOHO user-capability upgrades
                        25 users                                                              $    198
                        50 users                                                              $    449
                        Firebox SOHO VPN                                                      $    449

                 --------------------------------------------------------------

                       LiveSecurity System for telecommuters                                  $    649
                        Web-based management and security software
                        Firebox
                        Telecommuter security appliance
                        12-month LiveSecurity subscription

                 --------------------------------------------------------------
                       LiveSecurity subscription renewal
                        Firebox II                                                            $    995
                        Firebox II Plus                                                       $  1,495
                        SOHO                                                                  $     95
                        Telecommuter                                                          $     65

--------------------------------------------------------------------------------
                       LiveSecurity for MSS platform pack                                     $ 64,475
                        NOC security suite
                        Firebox II for MSS: 5 appliances
                        MSS client licenses: 5 licenses
                        MSS technical certification class: 1 attendee
                        LiveSecurity broadcast service

                 --------------------------------------------------------------
                       NOC security suite software                                            $ 50,000



                 --------------------------------------------------------------
                       Firebox II for MSS security appliance                                  $  1,300


                 --------------------------------------------------------------
                       Firebox II Plus for MSS security appliance                             $  2,900


                 --------------------------------------------------------------
  LiveSecurity for MSS Firebox II Plus for MSS with VPN accelerator                           $  4,400
                        security appliance


                 --------------------------------------------------------------
                       MSS technical certification class                                      $  2,500


                 --------------------------------------------------------------
                       Firebox monitor software                                               $    195


                 --------------------------------------------------------------
                       MSS annual client license
                        Block of 25: $1,695 per license                                       $ 42,375
                        Block of 50: $1,495 per license                                         74,750
                        Block of 100: $1,395 per license                                       139,500
                        Block of 250: $1,295 per license                                       323,750
                        Block of 500: $1,095 per license                                       547,500
                        Block of 1,000: $945 per license                                       945,000

Sales, Marketing and Distribution

  We employ a global marketing strategy. Because the need for Internet security crosses geographic and economic boundaries, our business opportunity extends worldwide to all business segments. Since our inception, we have invested heavily in worldwide sales and marketing. We currently sell our products and services in 54 countries. International sales generated over 35% of our revenues in 1998 and 50% of our revenues in 1999.

  We sell our LiveSecurity System through distributors and value-added resellers. We may also sell some Firebox SOHO and Firebox Telecommuter products through retail channels. We sell our LiveSecurity for MSS products and services directly to ISPs, which resell our products and services to end-users. Over 310 companies resell our products and services, including

  . distributors, such as Eltrax Systems, Inc., Fujitsu Business Systems, Ltd., Ingram Micro, Otsuka Shokai Co., Ltd., Tech Data and Wick Hill Group, Plc;

  . value-added resellers, such as CDW Computer Centers, Inc., Integrated Network Technologies, Kent DataComm, Network Computing Architects, Inc. and Solunet; and

  . ISPs, such as AlphaNet, AT&T Asia/Pacific Group Ltd., FASTNET, GTE, IIJ, Interpath, ISS, MIS, Nextcom, PSINet, sunrise and Verio.

  Our agreements with our resellers are nonexclusive and provide for discounts based on the reseller's minimum purchase commitment or the volume that the reseller purchases or resells.

  We divide our sales organization regionally among North America, Latin America, Europe and Asia/Pacific, and also between the enterprise and managed security market segments. In North America, we have sales personnel located in California, Colorado, Connecticut, Georgia, Illinois, Massachusetts, New Jersey, Texas and Washington. Internationally, we have sales personnel located in Argentina, Australia, Germany, Japan, the Netherlands, Sweden and the United Kingdom. Assisting our reseller network within a specific region is a central responsibility of our regional sales representatives. Regional sales representatives manage our relationships with our network of distributors, resellers and ISPs, help our reseller network sell and support key customer accounts, and act as liaison between our reseller network and our marketing and product development organizations. We expect to continue to expand our field sales organization in support of both the managed security and enterprise market segments.

  We conduct a number of marketing programs to support the sale and distribution of our products. These programs inform existing and potential resellers, distributors, ISPs and end-user customers about the capabilities and benefits of our products. Marketing activities include advertising, publishing technical and educational articles in industry journals, participating in industry tradeshows and product technology conferences, sales training and marketing on our web site. As of December 31, 1999, we had 50 employees in our sales and marketing organization.

  As an additional sales tool, we offer end-users, resellers and distributors free interactive training on our LiveSecurity System solutions through our web site. Our interactive training system guides customers through the installation, setup and management of the LiveSecurity System and provides new product information.

  Our domestic and international sales tend to be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of a quarter's revenues during its last month.

WatchGuard LiveSecurity alliance

  In September 1998, we launched a LiveSecurity alliance, a technology and marketing program designed to support the LiveSecurity concept and WatchGuard products and services. The purpose of the alliance program is to enhance the interoperability of our LiveSecurity products and services with alliance partner products and services and to engage in cooperative marketing. Vendors in the alliance include BackWeb Technologies, Clarent Corporation, CRYPTOCard, FASTNET, Funk Software, IIJ, Interpath, ISS Group, Inc., Netrex, PSINet, Rainbow Technologies, RSA Data Security, Inc., The Learning Company, Trend Micro, WebTrends Corporation, Verio and Virtual Media.

Customers

  As of December 31, 1999, we had shipped over 12,000 of our security appliances to our reseller network, which resold our products and services to end-users spanning a wide variety of countries and industries. The following is a representative list of our ISP and end-user customers:

Internet Service           Media                      Retail
Providers                  KSTW-UPN 11 Television     Norm Thompson
AlphaNet Solutions, Inc.   Reader's Digest            Outfitters, Inc.
AT&T Asia/Pacific Group    Australia                  Rebel Sport Limited
Ltd.

                           The Everett Herald         Manufacturing
GTE Internetworking,       University of Toronto
Inc.                       Press

                                                      Bolle Inc.
                           Technology                 Durkan Patterned Carpet,
Internet Initiative        AlphaBlox Corporation      Inc.
Japan, IIJ                 Inc.                       Ferguson
Internet Security          Bentley Systems,           Metals/Aerospace
Systems, Inc.              Incorporated                 Alloys Inc.
Interpath                  e-DOCS.net                 Graham Steel Corporation
Communications, Inc.       JDA Software Group, Inc.   J.E. Dunn Construction
MIS Corporate Defense      Pentax Technologies        Company
Solutions                  Corporation                The Mitchell Gold
                                                      Company

Nextcom KK                 Sheridan Software
                           Systems, Inc.

                                                      Government
PSINet Inc.                Education                  City of Bellingham, WA
sunrise communications     Boston Architectural       City of Dandenong,
AG                         Center                     Australia
Verio, Inc.                Canon City Schools         City of Garden Grove, CA
You Tools Corporation/     Huntsville Intermediate    Lenoir County, NC
 FASTNET                    School District

                                                      Mornington Peninsula
Services                   Summit Board of            Shire
Boullioun Aviation         Education                    Council, Australia
Services                   Woodridge School
                           District #68

                                                      North Carolina State
Bull Housser & Tupper      Financial Services         Ports
Camp, Inc.                 Atlantic Mortgage &        Pierce County, WA
Catholic Charities          Investment Corp.           Library Service

Digital Magic              Hudson Valley Federal      Entertainment
hawthorne direct inc.       Credit Union              Argosy Gaming Company
Javelin Technology

                           KDP Investment Advisors    Black Hawk Gaming &
Medical                    McMahan Securities Co.,      Development Company
Bendigo Health Care        LP                         Crave Entertainment,
Group                      Seritis Services Group,    Inc.
CoreCare Systems, Inc.     LLC                        Everton Football Club

Health Technologies Pty    Sunflower Bank             Utilities and
Ltd                                                   Telecommunications
NeoTherapeutics, Inc.                                 Globecomm Systems, Inc.
PATH                                                  MACtel
Southeast Alabama
 Medical Center
Unimed Pharmaceuticals,
Inc.

Case Studies

  The following are profiles of two WatchGuard customers that have successfully implemented our products and services:

GTE Internetworking, Inc. -- An ISP providing managed Internet security services

  GTE Internetworking, Inc., part of one of the largest publicly held telecommunications companies in the world, has been providing managed Internet access and related services worldwide for more than 20 years. In April 1999, GTE introduced a new LiveSecurity for MSS-based security service, GTE Security Advantage(TM), which enables GTE to offer a cost-effective managed Internet security service to SMEs and branch offices of large corporations.

  GTE has integrated LiveSecurity for MSS into its sophisticated $6 million, 5,000-square-foot network operations center in Burlington, Massachusetts, and offers GTE Security Advantage to both current and new customers. In the past, GTE focused its managed security services on Fortune 500 corporations. By partnering with WatchGuard, however, GTE can expand its range of services by offering SMEs the same level of security it could only offer in the past to large enterprises, due to the cost and complexity of its previous service offerings.

  GTE is a member of our preferred service provider program, which enables GTE and WatchGuard to combine our marketing expertise and resources in joint marketing activities that promote GTE Security Advantage through various media. GTE will also promote the GTE Security Advantage service through its network of independent local exchange carriers, which deliver telephone service and Internet connectivity to SMEs.

Bentley Systems, Incorporated -- An enterprise using the WatchGuard LiveSecurity System

  Bentley Systems, Incorporated is a worldwide leader in quality engineering software products and user services, serving over 300,000 professionals in building engineering, geoengineering and mechanical engineering. Its MicroStation(TM) and ModelServer products, used by over 70% of the largest engineering firms in the United States, are used to design buildings, airports, hospitals, facilities, highways, bridges and industrial plants throughout the world.

  Bentley uses the WatchGuard LiveSecurity System, deploying 11 WatchGuard Fireboxes. The company has implemented WatchGuard's branch office VPN software to secure communications between its headquarters in Exton, Pennsylvania and its branch offices in Huntsville, Alabama and Littleton, Massachusetts, and uses WatchGuard's remote user VPN software to encrypt communications between its offices and approximately 55 traveling salespeople. Now that Bentley has established interconnectivity between offices with its network of WatchGuard security appliances, it is in the process of moving from a private-frame wide area network to a virtual private network of Internet sites, which will reduce its remote access costs by over 60%.

Technology and Architecture

  Our LiveSecurity solution utilizes an innovative distributed architecture through which a basic processor in a security appliance receives and executes software directed to it from a remote management system. Because the security intelligence resides in the software and not in the hardware, we can keep our customers' Internet security up to date with periodic broadcasts of new security software and operating system configurations. Our LiveSecurity solutions come in two forms: solutions for SMEs and larger enterprises and solutions for SOHOs and telecommuters.

LiveSecurity for SMEs and larger enterprises

  Our LiveSecurity solution for SMEs and larger enterprises encrypts and authenticates communications between WatchGuard, the management system software and the security appliance. This allows the management system and the appliance to be separated within an enterprise's local or wide area network or between an ISP and its subscriber. Typically, to install software on a computer using a general-purpose operating system such as Windows, a person must be physically present at the computer. Our distributed architecture, however, allows our customers to remotely install our software on the security appliances and receive updated software broadcasts over the Internet.

  Security appliance. Our security appliance uses a standard Intel Pentium processor, which is dedicated solely to running security functions. The security appliance has no other function and no hard drive memory storage.

  Operating system software. Our security appliance's operating system is a custom-configured Linux kernel. Using Linux under an open source license, we have been able to review the source code and generate a flexible, robust and secure operating system. We use specially designed application programming interfaces to facilitate secure loading of new operating system and security software that our management software sends to the appliance.

  Security features. The LiveSecurity solution implements our security features in a number of software modules. Each module provides the specific function that the management system defines in security rules and transmits to the appliance. For example, the firewall features that control network traffic are based around an extensible set of network service protocols, such as HTTP and SMTP. The appliance applies the security policies defined by the management system to all incoming or outgoing traffic. Those network services that require special security, such as mail and file transfers, are directed to specific modules. Additional modules implement other security features, such as authentication and web surfing control, which also are defined in the security policies that the management system transmits to the appliance. If web surfing control is activated, for example, the web surfing control software module will automatically check the details of all outgoing web traffic to make sure it complies with the defined policies.

  We use an open architectural structure to allow integration with common standards for network security. For example, our virtual private networking component currently supports IPSec and PPTP standards, and our authentication module supports a variety of standard authentication methods. We intend to adopt additional standards as they mature in the market.

  Management features. Because enterprise and ISP environments are very different, we designed a separate management system for each. Our LiveSecurity System management software allows for quick installation and management by a typical in-house manager using a standard Windows-based system. We designed the LiveSecurity for MSS management software, on the other hand, for a trained operator using a dedicated management console to configure and manage the security of a large subscriber base. Both management systems have the ability to remotely deploy new security software to the appliances or update their security engines from the management console. Our ISP customers can choose to separately and remotely deploy certain security features, such as virtual private networking and web blocking. This gives ISPs the ability to incrementally add for-fee services to their basic service offering, without the expense of sending personnel to their customers' sites.

  To enable ISPs to configure, monitor and manage the Internet security of thousands of customers, LiveSecurity for MSS includes scalable logging and monitoring software called WatchGuard event processors. The event processors run on UNIX-based workstations and can be located in the network operations center or distributed at the ISP's point of presence. Each event processor manages the logging and notification features of up to 500 security appliances through commands issued from the global policy manager at the network operations center.

  LiveSecurity broadcast. Our scalable LiveSecurity broadcast system is a collection of secured servers that registers subscribers, facilitates downloading our software to the desktop computers of registered subscribers and broadcasts threat responses, software updates, information alerts, expert editorials, support flashes and virus alerts to subscribers. To facilitate a high level of security and authenticity, we protect our servers with our own security system and strongly encrypt data communication between servers. We also encrypt and digitally sign broadcasts to ensure that subscribers receive only authentic LiveSecurity broadcast content. We can replicate and distribute our LiveSecurity servers throughout the world, which should enable us to meet growth in demand for our LiveSecurity service. We have initially deployed one primary server and two replicated servers to reach North America, Asia and Europe.

LiveSecurity for SOHOs and telecommuters

  Our LiveSecurity solutions for SOHOs and telecommuters are based on a common hardware and software architecture.

  Security Appliance. Our SOHO and telecommuter security appliances use an industry-standard MIPS processor, which is dedicated solely to running the security functions. The security appliances have no other function and no hard drive memory storage. These solutions provide network address translation and port address translation, which allows a network to use a single IP address and allows an Internet service provider to conserve IP addresses while still accommodating local networks.

  Operating System Software. Our SOHO and telecommuter solutions utilize WindRiver's industry-standard VxWorks Real Time operating system. These appliances' architecture includes data encryption hardware that allows high-speed IPSec performance.

  Security Features. Our SOHO and telecommuter solutions use the same industry-compatible IPSec protocols found in our solutions for SMEs and larger enterprises. The firewall is based on stateful packet inspection technology, which allows the user to access the Internet without exposing the network to external attacks. Our telecommuter solution includes virtual private networking to allow the home-based employee to connect to the office via an encrypted, secure channel. While our SOHO base product does not include virtual private networking, it may be ordered as an option or obtained as an upgrade.

  Management Features. We have designed our SOHO and telecommuter solutions for very simple installation and configuration, using a web-based interface. We anticipate that all telecommuter sites and many SOHO sites will require end-user installation without the availability of information technology professional support, and we have designed these products accordingly. In addition, our SOHO and telecommuter solutions management interfaces allow customers to immediately download updates into the product with minimal user intervention. This process is protected with advanced cryptography and is tied to the serial number of the appliance for additional security. Customers may also order new features, such as additional user capability or virtual private networking, from our web site.

  Our SOHO and telecommuter products allow local configuration. The security appliances may be managed with an Internet browser, such as Netscape Navigator or Internet Explorer. The systems may also be configured to allow management by one of our security solutions for SMEs or larger enterprises or, in the near future, by an ISP using our LiveSecurity for MSS.

  Subscription Services. In addition to accessing our LiveSecurity broadcasts, SOHOs and telecommuters will be able to subscribe to our URL tracking service. This service allows those persons supervising the use of Internet access, such as parents or system administrators, to track sites visited by user, time of visit, location, frequency of visits or other parameters.

Research and Development

  To maintain our product and service leadership position, we focus our research and development efforts on enhancing our existing products, developing new products based on our innovative distributed appliance architecture and developing services that capitalize on our LiveSecurity broadcast infrastructure. We utilize a modular design, which allows us to develop new applications that plug into our existing product line. As a result, our products can be deployed in stages, whether directly by an enterprise or by an ISP if the enterprise has outsourced its security management. As we develop new products, our LiveSecurity end-users and ISP partners can incorporate the new products into their systems with minimal system interruption.

  As of December 31, 1999, we employed 75 people on our research and development staff. Research and development expenses were $2.2 million in 1997, $4.4 million in 1998 and $7.1 million in 1999. We conduct our product development activities related to our security solutions for SMEs and larger enterprises at our principal facility in Seattle, Washington. We conduct our product development activities related to our security solutions for SOHOs and telecommuters at our broadband Internet security division in Laguna Hills, California and at our facility in Seattle.

Competition

  We compete in a market that is new, intensely competitive, highly fragmented and rapidly changing. We face competition in sales both of products and services designed for enterprises and of those designed for ISPs. We have experienced and will continue to experience increased competition from current and emerging competitors, many of which have significantly greater financial, technical, marketing and other resources.

  In the market for Internet security solutions, we compete on the basis of technological expertise and functionality, breadth of service and product features, ease of installation and management, updatability, scalability, brand recognition, price and customer support. Currently, the dominant competitors in our industry are Cisco Systems, Inc., Check Point Software Technologies Ltd. and Nokia Corporation. We expect the introduction of our SOHO and telecommuter products to increase competition with SonicWALL Inc., a developer of security appliances for SOHOs and home users. Other competitors offering security products include hardware and software vendors such as Axent Technologies, Inc., Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc. and a number of smaller companies.

  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and future competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing the products and services we offer. Many of our current and potential competitors have greater name recognition, larger customer bases to leverage and access to proprietary technology, and could therefore gain market share to our detriment. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources, such as the partnership between Check Point and Nokia. We expect additional competition as other established and emerging companies enter the Internet security market and new products and technologies are introduced.

  While most of our competitors have generally targeted large-enterprise security needs, using complex products that run on general purpose hosts such as UNIX or Windows NT and require full training and support programs, these vendors could adapt their existing products to make them more attractive to SMEs. If our competitors were to focus their greater financial, technical and marketing resources on the SME market, our business could be adversely affected. While none of our competitors currently offer a technology similar to our LiveSecurity solution architecture to address changing security threats, they could develop such technology as part of any appliance offering. Increased competition in any of our markets could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

Proprietary Rights

  To protect our proprietary rights, we rely primarily on

  .  copyright, trademark, service mark and trade secret laws;

  . license agreements with third parties, including a standard software license included with our products;

  .  confidentiality agreements with our employees and third parties;

  .  invention assignment agreements with our employees and contractors;

  . protective contractual provisions in our agreements with some of our consultants, resellers and customers; and

  . limited access to our software, documentation and other proprietary information.

  WatchGuard(R) is a registered trademark in the United States, Norway, New Zealand and Japan. Applications to register the WatchGuard trademark are pending in other foreign jurisdictions. Firebox(TM) and LiveSecurity(TM) are trademarks in use in the United States, and applications are pending in the United States for registration of these trademarks. We have no patents, but we have eight patents pending.

  We currently license and use the following technologies in our products and services:

  . BSAFE encryption toolkit from RSA Data Security, Inc. This industry-standard product provides us with encryption functions that we use in our remote office VPN product. We pay a fee for this perpetual license, which we may terminate for any reason with 90 days' notice.

  . Cyber Patrol database from The Learning Company. This database provides blocking of particular web addresses as part of our web-blocking module.

  . Linux kernel. We use a customized version of the Linux operating system for our security appliance platform. This license is a no-cost, open-source license.

  . BackWeb Technologies client software and server. We use this technology to facilitate the distribution of our LiveSecurity content.

  . Internet Security Systems Inc. Internet scanner. We sell an OEM version of this software as an optional scanning module for our LiveSecurity for MSS ISP customers.

  . WebTrends Corporation Inc. WebTrends for Firewalls and VPNs. We sell an OEM version of this software as an optional reporting module for our LiveSecurity for MSS ISP customers.

  . US Software TCP/IP stack. We use a customized version of this basic TCP/IP stack in source code form in our SOHO and telecommuter products.

  . WindRiver VxWorks Real Time operating system. We use this operating system in our SOHO and telecommuter products.

U.S. Government Export Regulation Compliance

  Our products are subject to federal regulations governing the export of encryption commodities and software. To comply with these regulations, we have developed two versions of our products: one for the U.S. and Canadian markets and one for international markets. Recent federal legislation, however, has relaxed export controls on encryption. U.S. law now allows the export of encryption commodities and software of any strength to nongovernmental end-users located in any country except those designated as embargoed or otherwise restricted by the U.S. government, subject to streamlined reporting requirements. To satisfy these encryption export reporting requirements, we use data gathered from end-users during product registration. Encryption commodities and software previously approved for export by the federal Bureau of Export Administration, or BXA, under an export license or encryption licensing arrangement are immediately eligible for export under the revised regulations without further technical review by the BXA. These commodities and software include our branch office and remote user VPN software and the VPN accelerator in our Firebox II Plus with FastVPN security appliance. Our Firebox Telecommuter and Firebox SOHO products, which also utilize this encryption in branch office VPN software, are currently under review by the BXA for retail export status. If we obtain retail export status, we would be eligible to export these products to all nonembargoed and nonrestricted foreign end-users, including government entities. We anticipate a favorable ruling by the BXA for export of the telecommuter and SOHO products as retail encryption commodities.

Manufacturing

  We currently outsource all hardware manufacturing and assembly for our Firebox II product lines to two companies in California: Smart Modular Technologies, Inc., our motherboard manufacturer, and Streamlined Electronics Manufacturing, our final assembly house. The motherboard manufacturer designed and manufactures the motherboard to our specifications. The manufacturer may terminate the agreement for breach or insolvency of WatchGuard. For our Firebox SOHO and Firebox Telecommuter product lines, we currently outsource all hardware manufacturing and assembly to Productivity Enhancement Products, Inc. in California. We then distribute the finished products worldwide from our Seattle distribution center. All three manufacturers test our hardware to confirm that all components function properly. All three manufacturers are certified as meeting the International Organization for Standardization's quality assurance standards: Smart Modular Technologies against ISO 9001 and 9002, Streamlined Electronics Manufacturing against ISO 9002 and Productivity Enhancement Products against ISO 9001 and 9002.

Employees

  As of December 31, 1999, we had 165 employees. Of these, 50 were employed in sales and marketing, 19 in finance and administration, 21 in customer support and 75 in development and operations. We are not parties to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have good relations with our employees.

Factors Affecting Our Operating Results, Our Business and Our Stock Price

  In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

We have incurred losses since inception and may never be profitable, which could result in a decline in the value of our common stock.

  We expect our operating losses and negative cash flows to continue. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases. Moreover, we currently expect to increase our operating expenses significantly in connection with

  .  expanding into new geographic markets;

  .  expanding into new product markets;

  .  continuing to develop our technology;

  .  hiring additional personnel;

  . relocating or expanding our corporate facilities in the next six to eight months;

  .  upgrading our information and internal control systems; and

  .  pursuing potential strategic acquisitions.

We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our common stock could decline. We have incurred net losses and experienced negative cash flows in each quarter since we began doing business. As of December 31, 1999, we had an accumulated deficit of approximately $29.9 million.

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decrease in our stock price.

  Our quarterly and yearly operating results have varied widely in the past and will probably continue to fluctuate. For this reason, we believe that period-to-period comparisons of our operating results are not meaningful. In addition, our limited operating history makes predicting our future performance difficult. As a result of these factors, our operating results for a particular quarter or year may fall below the expectations of securities analysts and investors, which could result in a decrease in our stock price.

  We base our spending levels for product development, sales and marketing and other operating expenses largely on our expected future revenues. Because our expenses are largely fixed for a particular quarter or year, we may be unable to adjust our spending in time to compensate for any unexpected quarterly or annual shortfall in revenues. A failure to so adjust our spending in time also could cause operating results to fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

  Our domestic and international sales tend to be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of a quarter's revenues during its last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

Because many potential customers are unaware of the need for Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

  We believe that many potential customers, particularly SMEs, SOHOs and telecommuters, are not fully aware of the need for Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased Internet security solutions. Also, there is a perception that Internet security is costly and difficult to implement. We will therefore not succeed unless we can educate our market about the need for Internet security and convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our LiveSecurity products and services, our business will not succeed.

  We currently expect all future revenues to be generated through sales of our LiveSecurity Internet security products and related services, particularly subscription and license fees. Our success depends on market acceptance of our LiveSecurity products and services and our ability and the ability of our ISP partners to obtain and retain LiveSecurity customers. Our LiveSecurity products and services, however, are relatively new and unproven. The broadcast portion of our LiveSecurity products has been available only since February 1999 and our LiveSecurity for MSS product has been available only since September 1998. To receive our broadcasts, enterprises will be required to pay an annual subscription fee, either to us or, if they obtain LiveSecurity through an ISP, to the ISP. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving broadcasts of software updates and related information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date. Because our broadcast service is relatively new, we cannot predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than seeking the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

If our relationships with ISPs are unsuccessful, our ability to market and sell our products and services will be limited.

  We expect a significant percentage of our revenues to be derived from our relationships with domestic and international ISPs that implement our LiveSecurity for MSS solution. If these ISPs are unsuccessful in marketing and implementing our LiveSecurity for MSS solution, our operating results will be materially harmed. Because our relationships with ISPs are relatively new, we cannot predict the degree to which the ISPs will succeed in marketing and selling services based on our products and services. Many of the ISPs with which we have established relationships have not had an opportunity to fully develop and implement service offerings incorporating LiveSecurity. We cannot predict how long our current or potential ISP partners will take to complete this development and implementation. Until and unless this development and implementation is achieved, our revenues from ISPs will be limited. If the ISPs fail to provide adequate installation, deployment and support of our products and services, end-users could decide not to subscribe, or cease subscribing, for managed services that use our solution. The ISPs will offer our products and services in combination with other products and services, some of which may be competitive with our products and services.

If our third-party resellers and distributors fail to perform, our ability to sell our products and services will be limited.

  We sell most of our products and services through value-added resellers and distributors, and we expect our success to continue to depend in large part on their performance. Our resellers and distributors have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. While no single reseller or distributor currently accounts for more than 10% of our total revenues, the loss of or reduction in sales to several value-added resellers or a distributor, particularly to competitive products offered by other companies, could adversely affect our revenues.

Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

  We provide some of our distributors and resellers with product return rights for stock rotation. We also provide some of our distributors and resellers with price protection rights for inventories of our products held by those distributors or resellers if we lower our prices for those products. We may experience significant returns and price adjustments for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. In September 1998, when we introduced the Firebox II security appliance, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances for the years ended December 31, 1997, 1998 and 1999 were $0, $1,655,000 and
$1,083,000, or 0%, 13% and 5% of total revenues before returns and allowances.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

  The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the dominant competitors in our industry are Cisco Systems, Inc., Check Point Software Technologies Ltd. and Nokia Corporation. We expect the introduction of our SOHO and telecommuter products to increase competition with SonicWALL Inc., a developer of security appliances for SOHOs and home users. Other current and potential competitors include hardware, software and operating system vendors such as Axent Technologies, Inc., Lucent Technologies, Inc., Microsoft Corporation, Network Associates, Inc., Novell, Inc., Sun Microsystems Inc. and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that may further enhance their resources, such as the partnership between Check Point and Nokia. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to introduce new products and services timely and successfully.

  To succeed, we must continually change and improve our products in response to rapid technological developments and changes in operating systems, Internet access and communications, application and networking software, computer and communications hardware, programming tools, computer language technology and hacker techniques. We may be unable to successfully and timely develop these new products and services or achieve and maintain market acceptance. The development of new, technologically advanced products and services is a complex and uncertain process requiring great innovation and the ability to anticipate technological and market trends. Because Internet security technology is complex, it can require long development and testing periods. Releasing new products and services prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past, we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. When we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual failure of our products and services.

  Because our products and services provide and monitor Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty relating to our products and services. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or ISPs may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by resellers or end-users. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign them. Defending a suit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

A breach of security could harm public perception of our products and services.

  We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Even networks protected by our software products may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of Internet security occurs in an end-user's systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us and our ISP partners to lose current and potential customers or cause us to lose potential resellers, distributors and ISP partners. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

If we are unable to prevent attacks on our internal network system by computer hackers, public perception of our products and services will be harmed.

  Because we provide Internet security, we have become a greater target of attacks by computer hackers. We have experienced attacks by computer hackers in the past and expect attacks to continue. If attacks on our internal network system are successful, public perception of our products and services will be harmed.

Failure to address strain on our resources caused by our rapid growth will result in our inability to effectively manage our business.

  Our current systems, management and resources will be inadequate if we continue to grow. Our business has grown rapidly in size and complexity in the last three years. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by our rapid growth.

We may be unable to adequately expand our operational systems to accommodate growth, which could harm our ability to deliver our products and services.

  Our operational systems have not been tested at the customer volumes that may be required in the future. We may encounter performance difficulties when operating with a substantially greater number of customers. In implementing our LiveSecurity products, we have experienced periodic interruptions affecting all or a portion of our systems, and we believe that interruptions will continue to occur from time to time. These interruptions could harm our ability to deliver our products and services. An inability to add software and hardware or to develop and upgrade existing technology or operational systems to handle increased traffic may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders.

We may be unable to adequately protect our operational systems from damage, failure or interruption, which could harm our reputation and our ability to attract and retain customers.

  Our operations, customer service, reputation and ability to attract and retain customers depend on the uninterrupted operation of our operational systems. Although we have off-site backup facilities and take other precautions to prevent damage, failure or interruption of our systems, our precautions may be inadequate. Any damage, failure or interruption of our computer or communications systems could lead to service interruptions, delays, loss of data and inability to accept and fill customer orders and provide customers with LiveSecurity updates.

We may be unable to deliver our products and services if we cannot continue to license third-party technology that is important for the functionality of our products.

  Our success will depend in part on our continued ability to license technology that is important for the functionality of our products. A significant interruption in the supply of a third-party technology could delay our development and sales until we can find, license and integrate equivalent technology. This could damage our brand and result in loss of current and potential customers. Although we believe that we could find other sources for the technology we license, alternative technologies may be unavailable on acceptable terms, if at all. We depend on our third-party licensers to deliver reliable, high-quality products, develop new products on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. We also depend on the continued compatibility of our third-party software with future versions of our products.

We may be unable to deliver our products and services if our single-source manufacturers fail to supply hardware with acceptable quality, quantity and cost.

  We outsource all of our hardware manufacturing and assembly for each of our SME and larger-enterprise solutions and our SOHO and telecommuter solutions to single-source motherboard manufacturers and assembly houses. While the single-source vendors for our SME and larger-enterprise products have produced hardware with acceptable quality, quantity and cost in the past, they may be unable to meet our future demands. Our relationships with the single-source vendor for our SOHO and telecommuter products are new and unproven. Although we believe that we could find another manufacturer and assembly house for each of our product lines, our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

We may have to reduce or cease operations if we are unable to obtain the funding necessary to meet our working capital requirements.

  Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts or cease operations. We believe that existing cash and cash equivalents balances and our existing line of credit, excluding the potential net proceeds from our proposed public offering in the first quarter of 2000, should be sufficient to meet our capital requirements for at least the next 12 months. Our capital requirements depend on several factors, however, including the rate of market acceptance of our products and services, our ability to expand our customer base and the growth of our sales and marketing capabilities. If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or on acceptable terms.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

  Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our trade secrets, copyrights, trademarks, service marks and similar proprietary rights. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

  In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to

  . stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

  .  pay damages;

  . enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

  .  redesign products or services that incorporate infringing technology.

  Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the Internet security industry will be increasingly subject to infringement claims as the number of products, services and competitors grows and functionality of products and services overlaps.

Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

  Our products and services may contain undetected errors or defects, especially when first released. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenues or claims against us.

Governmental controls over the export or import of encryption technology could cause us to lose sales.

  Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could result in decreased demand for our products and services.

  In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the U.S. and international Internet security markets.

If we do not retain our key employees, our ability to execute our business strategy will be impaired.

  Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel and our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

  Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of North America accounted for approximately 56% of our net revenues in 1997, 35% in 1998 and 50% in 1999. The failure of our resellers and distributors to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

  .  cost of customizing products for foreign countries;

  . export and import restrictions, such as those affecting encryption commodities and software;

  .  difficulties in acquiring and authenticating customer information;

  . reduced protection of intellectual property rights and increased liability exposure; and

  .  regional economic and political conditions.

Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Undiscovered year 2000-related computer problems could disrupt our operations.

  We believe that the current versions of the internally developed software technologies incorporated in our products and services, as well as our internal management and other administrative and external information systems, are year 2000 compliant. When the century changed, we experienced no disruption to our business operations and no product failures as a result of year 2000 compliance issues or otherwise. Nonetheless, some year 2000 problems may not appear until several months after January 1, 2000. As a result, we may still face claims for undiscovered year 2000 errors in our own products or for year 2000 issues arising from third-party products that we integrate into our products and services or with which our systems and products exchange data. In addition, if our suppliers, vendors or distributors encounter year 2000 software, firmware and hardware problems, our ability to deliver our products and services could be disrupted.

The integration of BeadleNet, LLC and any future acquisitions may be difficult and disruptive.

  In October 1999, we acquired BeadleNet, LLC, a privately held developer of Internet security solutions for small offices and home offices. We are currently in the process of integrating the BeadleNet business with our business. This integration is subject to risks commonly encountered in making acquisitions, including

  .  loss of key personnel;

  . difficulties in assimilating BeadleNet's technologies, products, personnel and operations;

  .  disruption of our ongoing business; and

  . the inability of our sales force, consultants and development staff to adapt to the new product line.

  We may not successfully overcome these or any other problems encountered in connection with the integration of BeadleNet. As part of our business strategy, we expect to consider acquiring other companies. We may be unable to successfully integrate the technologies, products, personnel or operation of companies that we may acquire in the future.

The concentrated ownership of our common stock could delay or prevent a change of control, which could reduce the market price of our common stock.

  As of December 31, 1999, our directors, executive officers and their affiliates beneficially owned, in the aggregate, approximately 67.8% of our outstanding common stock. If we complete a proposed public offering of our common stock in the first quarter of 2000, our directors, executive officers and their affiliates will beneficially own, in the aggregate, approximately 57.37% of our outstanding common stock, or 55.96% if the underwriters exercise their over-allotment option in full. As a result of their concentrated ownership, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership therefore could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our stock price is volatile.

  The trading price of our common stock could be subject to fluctuations for a number of reasons, including

  . actual or anticipated variations in quarterly or annual operating results;

  .  changes in analysts' earning projections or analysts' recommendations;

  .  our inability to successfully implement our business strategy;

  . changes in business conditions affecting our customers, our competitors and us; and

  . changes in accounting standards that adversely affect our revenues and earnings.

  In recent years, moreover, the stock market in general and the market for Internet-related technology companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance. Market fluctuations or volatility could cause the market price of our common stock to decline.

Future sales of our common stock may depress our stock price.

  Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We have filed a registration statement relating to a proposed offering of 3,000,000 shares of common stock, plus an additional 450,000 shares subject to the underwriters' over-allotment option. Of the shares in the offering, we propose to sell 1,500,000 shares and certain stockholders propose to sell the remaining shares. After the offering, we will have outstanding 21,136,752 shares of common stock. All the shares sold in the proposed public offering will be freely tradable. Of the remaining 18,136,752 shares of common stock that will be outstanding after the offering, 14,010,545 are restricted as a result of securities laws or lock-up agreements signed by the holder and will be available for sale in the public market as follows:

                                                                    Number of
                   Date of Availability for Sale                      Shares
                   -----------------------------                    ----------
On the date of this annual report..................................  1,110,053
90 days after the date of the prospectus related to our proposed public offering................................................... 12,491,185
At various times thereafter on the expiration of one-year holding
 periods...........................................................    409,307

Credit Suisse First Boston Corporation, the managing underwriter for our proposed offering, may, in its sole discretion and at any time without prior notice, release all or any portion of the common stock subject to lock-up agreements.

ITEM 2. PROPERTIES

  Our principal administrative, marketing, sales, development and operations facility is located in Seattle, Washington. We occupy approximately 30,000 square feet in this facility, under two leases that expire in April 2001. We also maintain a small office in Laguna Hills, California for our broadband Internet security division and a 3,000-square-foot warehouse in Seattle for product fulfillment and distribution. We have the right to lease the Laguna Hills office on a month-to-month basis until October 2000, but we may terminate this option before that date. We expect to move our broadband Internet security division to new offices before that time. The warehouse lease expires in August 2000, but has two one-year renewal options. We will be relocating or expanding our general office space in both Seattle and Laguna Hills within the next six to eight months, and we expect adequate space to be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  We are currently not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

  Our common stock began trading on The Nasdaq National Market on July 30, 1999 under the symbol WGRD. The following table lists, for the periods indicated, the high and low sales prices per share of our common stock as reported on The Nasdaq National Market.

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
   Year Ended December 31, 1999
   Third quarter (beginning July 30, 1999)....................... $18.38 $10.38
   Fourth quarter................................................  40.00  13.81

  The last reported sale price of our common stock on The Nasdaq National Market on February 10, 2000 was $50.00 per share.

Holders

  As of January 31, 2000, there were approximately 80 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

  We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our line of credit agreement prohibits the payment of dividends without the bank's prior written consent.

Recent Sales of Unregistered Securities

  On October 19, 1999, in connection with the acquisition of BeadleNet, LLC, we issued 335,931 shares of our common stock. This transaction was exempt from Securities Act registration under Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. Also in connection with the BeadleNet acquisition, we issued 51,948 shares of restricted common stock to an employee in connection with an employment agreement. This transaction was exempt from Securities Act registration under Rule 701 under the Securities Act on the basis that these securities were offered and sold in accordance with a written contract related to compensation.

Use of Proceeds

  On July 30, 1999, our registration statement on Form S-1, file number 333-76587, became effective. The offering date was July 30, 1999. The offering terminated as a result of all of the shares offered being sold. The managing underwriters were Dain Rauscher Wessels, Warburg Dillon Read LLC, SoundView Technology Group, Inc. and Wit Capital Corporation. The offering consisted of 3,879,570 shares of our common stock, including 3,500,000 shares of common stock offered by WatchGuard and 379,570 shares of common stock offered by our selling stockholders pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold by us was $45.5 million, and the aggregate price of the shares offered and sold by the selling shareholders was $4.9 million. After accounting for approximately $3.2 million in underwriting discounts and commissions and $1.5 million in other expenses, we received proceeds of $40.8 million.

  We are using the net proceeds raised in our initial public offering for additional working capital, repayment of short-term indebtedness and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We also intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours, such as our acquisition of the assets of BeadleNet, LLC. Although we have no current agreements or understandings with respect to any such transactions, we do from time to time evaluate these opportunities. Pending their use, the majority of the net proceeds have been invested in investment-grade, interest-bearing instruments, all of which are short-term.

  We used $6.6 million of the net proceeds of the offering to repay all debt affiliated with Matrix IV Management Co., L.P., OVMC III, L.P. and OVMC IV, LLC, all of which are principal stockholders of WatchGuard. Andrew W. Verhalen, a director of WatchGuard, serves as general partner of Matrix IV Management Co., L.P. and Charles P. Waite, Jr., a director of WatchGuard, serves as a general partner of OVMC III, L.P. and as a managing member of OVMC IV, LLC.

ITEM 6. SELECTED FINANCIAL DATA

  When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this annual report, as well as the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical results are not necessarily indicative of future results. See note 7 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing pro forma basic and diluted net loss per share.

                                    Period From            Year Ended
                                 February 14, 1996        December 31,
                                  (Inception) to   ----------------------------
                                 December 31, 1996   1997      1998      1999
                                 ----------------- --------  --------  --------
                                    (In thousands, except per share data)
Statement of Operations Data:
 Revenues, net:
  Product......................       $  329       $  4,975  $ 10,678  $ 17,329
  Service......................            2            123       701     3,290
                                      ------       --------  --------  --------
   Total revenues..............          331          5,098    11,379    20,619
 Cost of revenues..............          104          1,610     3,925     7,964
                                      ------       --------  --------  --------
 Gross margin..................          227          3,488     7,454    12,655
 Operating expenses:
  Sales and marketing..........          224          4,369     8,519    13,512
  Research and development.....          274          2,192     4,442     7,118
  General and administrative...          191          1,323     2,454     3,646
  Stock-based compensation.....          --             --      1,039       926
  Acquired in-process
   technology and amortization
   of intangible assets
   acquired....................          --             --        --      3,626
                                      ------       --------  --------  --------
   Total operating expenses....          689          7,884    16,454    28,828
                                      ------       --------  --------  --------
 Operating loss................         (462)        (4,396)   (9,000)  (16,173)
 Interest income (expense),
  net..........................           (6)            62      (119)      155
                                      ------       --------  --------  --------
 Net loss......................       $ (468)      $ (4,334) $ (9,119) $(16,018)
                                      ======       ========  ========  ========
 Basic and diluted net loss per
  share........................          N/A       $ (17.17) $ (11.34) $  (1.80)
                                      ======       ========  ========  ========
 Shares used in calculation of
  basic and diluted net loss
  per share....................          N/A            252       804     8,903
                                      ======       ========  ========  ========
 Pro forma basic and diluted
  net loss per share
  (unaudited)..................                                        $  (0.96)
                                                                       ========
 Shares used in calculation of
  pro forma basic and diluted
  net loss per share
  (unaudited)..................                                          16,664
                                                                       ========

                                                        December 31,
                                                -------------------------------
                                                 1996    1997   1998     1999
                                                ------  ------ -------  -------
                                                       (In thousands)
Balance Sheet Data:
 Cash, cash equivalents and marketable
  securities................................... $  232  $  603 $ 1,712  $26,401
 Working capital (deficit) ....................   (464)    658    (274)  24,395
 Total assets..................................    597   3,303   9,032   41,311
 Total stockholders' equity (deficit)..........   (318)  1,382     881   32,245

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  WatchGuard is a leading provider of Internet security solutions designed to protect enterprises or telecommuters using the Internet for electronic commerce and communications. Our core market is small- to medium-sized enterprises, or SMEs, and we have recently expanded our marketing focus to include larger enterprises as well as small offices and home offices, or SOHOs, and telecommuters, particularly those using broadband Internet connections. Our innovative subscription-based LiveSecurity solution broadcasts threat responses, software updates, information alerts, expert editorials, support flashes and virus alerts over the Internet, enabling enterprises to keep their security systems current with minimal effort.

  Since our inception, we have invested heavily in the development of our products and services. In September 1996, we introduced our initial Internet security appliance and began selling our products both domestically and internationally. In 1997, we significantly expanded our sales force, adding 12 sales employees to recruit indirect channel partners around the world, and expanded our distribution efforts in the European and Asia/Pacific markets. In September 1998, we launched our managed security service offering for ISPs. We also continued to recruit and hire additional employees in marketing, development, technical support and finance and invested in our operational infrastructure to support our growth. In February 1999, we launched the broadcast portion of our LiveSecurity products. In July 1999, we completed the initial public offering of our common stock. In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for SOHOs, and formed our new broadband Internet security division. In January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we expect to begin shipping in the first quarter of 2000, and in the second quarter of 2000, we expect to introduce MSS solutions for SOHOs and telecommuters.

  Our revenues were $5.1 million in 1997, our first full year of operations. Our revenues totaled $11.4 million in 1998, representing a 123% increase over 1997, and grew to $20.6 million in 1999, representing an 81% increase over 1998. Product revenues as a percentage of total revenues were 98% in 1997, 94% in 1998 and 84% in 1999. Service revenues, although small, are growing and are expected to be a significant component of our revenues in the future as we expand our LiveSecurity subscription-based broadcast service. Service revenues as a percentage of total revenues were 2% in 1997, 6% in 1998 and 16% in 1999. As a result of our investments in our worldwide sales and distribution channels, development of new products and services, brand development and our operational infrastructure, we have incurred net losses in each fiscal quarter. As of December 31, 1999, we had an accumulated deficit of approximately $29.9 million. We anticipate significant growth in our operating expenses as we continue to expand our business, particularly with respect to the expected expansion of our corporate facilities in the next six to eight months. In the future, however, we expect our operating expenses to begin to decline as a percentage of total revenues.

Sources of Revenues and Revenue Recognition Policy

  We generate revenues through

  . sales of products and service subscriptions through our indirect distribution partners at a discount from list price, which historically has averaged approximately 40%;

  . sales of products and service subscriptions directly and, from time to time, indirectly through our distributors, to our ISP customers at volume pricing rates; and

  . from time to time, sales of service subscription renewals directly to our enterprise customers at list price.

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

  We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. We recognize product revenues upon shipment and service subscription revenues ratably on a monthly basis, generally over a one-year period.

Recent Acquisition

  In October 1999, we acquired substantially all of the assets of BeadleNet, LLC for $9.6 million. The acquisition cost was comprised of

  .  $3.4 million cash, paid at closing;

  . 335,931 unregistered shares of WatchGuard common stock with a fair value of approximately $4.9 million, issued at closing;

  . an additional $1.0 million in contingent consideration, comprised of $400,000 in cash and 20,189 unregistered shares of WatchGuard common stock with a fair value of $600,000, which became due on completion of specified technology items in late December 1999 and was paid in January 2000; and

  .  estimated direct acquisition costs of $300,000.

  The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows:

     Inventory and equipment........................................ $   74,000
     Intangibles:
       Acquired workforce...........................................    204,000
       Trade names..................................................    409,000
       Developed technology.........................................    503,000
       Goodwill.....................................................  4,985,000
                                                                     ----------
         Total intangibles..........................................  6,101,000
     Acquired in-process research and development...................  3,381,000
                                                                     ----------
     Total purchase price........................................... $9,556,000
                                                                     ==========

  We determined values assigned to acquired in-process research and development, developed technology and trade names using a discounted cash flow analysis. The value we assigned to the workforce in place was based on replacement cost.

  To determine the value of in-process research and development, we considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes to future target markets. As a result of this analysis we assigned amounts to in-process research and development projects that had not yet reached technological feasibility and do not have alternative future uses. We expensed the entire $3,381,000 allocated to acquired in-process research and development on the date of acquisition.

  The in-process projects, which were to be replacement products for those products being sold at the acquisition date and which were included in the acquired developed technology, were designed to provide a low-cost firewall and networking solution for personal computers using existing telephone wiring and external connections to the Internet using a cable or digital subscribing line, or DSL, modem. At the time of the acquisition, most of the hardware development for the products had been completed. However, the software architecture for virtual private network integration and the scalability of installing the virtual private network architecture into a DSL technology had not yet been completed.

  We completed production-ready prototypes in late December 1999 and introduced the new products in January 2000 for delivery during the first quarter of 2000. The total costs to complete the in-process projects after the acquisition date were approximately $635,000.

  To determine the value of the developed technology, we discounted the expected future cash flows of the existing technology product, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life-cycle stage of each project. Based on this analysis, we capitalized the existing technology that had reached technological feasibility.

  We assigned to the identified intangible assets lives ranging from two to four years and to goodwill a life of five years. Amortization expense for these intangibles was $245,000 in the fourth quarter of 1999.

  In connection with the acquisition, we entered into an employment agreement and a stock vesting agreement with Mr. Beadle. Pursuant to the employment agreement, we granted Mr. Beadle an option, vesting over a period of four years, to purchase 250,000 shares of WatchGuard common stock at an exercise price of $14.44 per share, the fair value of the stock on the date the option was granted. In consideration of some of Mr. Beadle's obligations in the employment agreement, including his agreement not to compete with WatchGuard for a period of three years after his employment terminates, we also issued to Mr. Beadle 51,948 unregistered shares of WatchGuard common stock, valued at $750,000 on the closing date of the acquisition. We have recorded the value of this stock as deferred stock compensation expense and are amortizing the value of the deferred stock compensation on a straight-line basis over the two-year employment agreement period. Amortization of this deferred stock compensation was $73,000 in the fourth quarter of 1999. Under the stock vesting agreement, 34,632 of these shares will be subject to forfeiture if Mr. Beadle's employment is terminated for cause or if he resigns. One half of these shares will no longer be subject to forfeiture on October 19, 2000 and the remainder will no longer be subject to forfeiture on October 19, 2001.

Results of Operations

  The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                           Year Ended
                                                          December 31,
                                                        ---------------------
                                                        1997    1998    1999
                                                        -----   -----   -----
Revenues:
 Product...............................................  97.6 %  93.8 %  84.0 %
 Service...............................................   2.4     6.2    16.0
                                                        -----   -----   -----
   Total revenues...................................... 100.0   100.0   100.0
Cost of revenues.......................................  31.6    34.5    38.6
                                                        -----   -----   -----
Gross margin...........................................  68.4    65.5    61.4
Operating expenses:
 Sales and marketing...................................  85.6    74.9    65.5
 Research and development..............................  43.0    39.0    34.5
 General and administrative............................  26.0    21.6    17.7
 Stock-based compensation..............................   --      9.1     4.5
 Acquired in-process technology and amortization of
  intangible assets acquired...........................   --      --     17.6
                                                        -----   -----   -----
   Total operating expenses............................ 154.6   144.6   139.8
                                                        -----   -----   -----
Operating loss......................................... (86.2)  (79.1)  (78.4)
Interest income (expense), net.........................   1.2    (1.0)    0.7
                                                        -----   -----   -----
Net loss............................................... (85.0)% (80.1)% (77.7)%
                                                        =====   =====   =====

Years Ended December 31, 1998 and 1999

Total Revenues

  Total revenues, which consist of product revenues and service revenues, increased from $11.4 million in 1998 to $20.6 million in 1999, an increase of 81%. During these periods, no one customer accounted for 10% or more of total revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 35% of total revenues in 1998 and 50% in 1999.

  Product revenues include (1) the perpetual software license fees for our security management system and the sale of our security appliance as part of the LiveSecurity System and (2) the sale of our NOC, or network operations center, security suite software license and our security appliance as part of LiveSecurity for MSS. Product revenues increased from $10.7 million in 1998 to $17.3 million in 1999, an increase of 62%. As a percentage of total revenues, product revenues decreased from 94% in 1998 to 84% in 1999. We do not believe that the historical percentage growth rates of product revenues will be sustainable as our revenue base increases. Historically, we have generated the majority of our revenues from our product sales, which, until the introduction of LiveSecurity for MSS in late 1998, consisted primarily of the sale of our LiveSecurity System for the enterprise. Product revenues from LiveSecurity for MSS are growing and are expected to be a more significant component of our revenues in the future.

  Service revenues include the annual fee for our LiveSecurity broadcast service, which is sold as a part of the LiveSecurity System and LiveSecurity for MSS. Service revenues increased from $701,000 in 1998 to $3.3 million in 1999, an increase of 369%. As a percentage of total revenues, service revenues increased from 6% in 1998 to 16% in 1999.

  Revenues from our LiveSecurity for MSS have been increasing in amount during each quarter since we introduced the product. Total revenues for the LiveSecurity System increased from $10.4 million in 1998 to

$17.7 million in 1999, while total revenues from LiveSecurity for MSS increased from $1.0 million in 1998 to $2.9 million in 1999. As a percentage of total revenues, LiveSecurity for MSS revenues increased from 9% in 1998 to 14% in 1999. During the fourth quarter of 1999, LiveSecurity for MSS revenues reached 16% of total revenues. The increase in LiveSecurity for MSS revenues, both in dollars and as a percentage of total revenues, is attributable to the growing number of enterprises seeking security protection through their ISPs and an increase in the number of ISPs with which we contract to offer the LiveSecurity for MSS service.

  We established a returns and allowances reserve in 1998 to address the return rights and pricing protection rights of some of our customers, primarily related to anticipated returns originating from the introduction of a new version of our security appliance, the Firebox II, during the last half of 1998. The provision for sales returns and allowances was $1.7 million, or 13% of total revenues before returns and allowances, in 1998 and $1.1 million, or 5% of total revenues before returns and allowances, in 1999. Returns and allowances before that time were immaterial. The provision in 1999 as compared to 1998, as a percentage of total revenues, reflects a reduction in the expected returns and pricing protection allowances based on actual results over the last several quarters and no recent introduction of replacement products.

Cost of Revenues

  Cost of revenues consists of product and service costs, which include the costs of manufacturing our security appliance, product packaging, third-party product licensing fees and our technical support organization, including costs associated with our LiveSecurity broadcast service. Historically, cost of revenues has increased in total dollar amount and as a percentage of total revenues in each year. Cost of revenues increased from $3.9 million in 1998 to $8.0 million in 1999. As a percentage of total revenues, cost of revenues increased from 35% in 1998 to 39% in 1999.

  The dollar increases in cost of revenues were primarily due to increases in sales volume. The increase in cost of revenues as a percentage of total revenues reflects an increase in the cost of manufacturing our Firebox II security appliance and an increase in personnel-related costs of our service organization, but is offset by the increased leverage of our service costs relative to an increasing rate of service revenues. In the third quarter of 1998, we released an enhanced version of our security appliance, the Firebox II, which incorporated additional features required to support our LiveSecurity for MSS product. The Firebox II is more expensive to manufacture than the previous version of our security appliance, which increased our cost of revenues. Over time, as volume levels increase, we expect the unit cost to manufacture the Firebox II to decrease. However, we cannot predict if or when this reduction will occur.

  We expect service costs to increase in total dollar amount as our enterprise customer base expands and our LiveSecurity for MSS product for ISPs is deployed. Depending on our product and service mix, which may affect our margins, we expect our gross margin to remain at or slightly below our fourth quarter 1999 level for the short term. For the longer term, as revenues from service subscriptions increase and become a greater percentage of total revenues, we expect our gross margin to increase.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, commissions and related expenses and some variable marketing expenses, including public relations costs, marketing collateral and trade show expenses. Overall sales and marketing expenses increased from $8.5 million in 1998 to $13.5 million in 1999, an increase of 59%. As a percentage of total revenues, sales and marketing expenses decreased from 75% in 1998 to 66% in 1999. The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $3.9 million to $6.6 million;

  .  an increase in travel expenses from $1.4 million to $2.5 million; and

  .  an increase in marketing costs from $2.0 million to $3.4 million.

The sales and marketing expense in 1998 included a one-time charge of $470,000 for a common stock warrant issued to a customer.

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

  Research and Development. Research and development expenses consist of salaries, computing equipment and software tools, nonrecurring costs associated with our security appliance prototypes and payment of designers and contractors. Research and development expenses increased from $4.4 million in 1998 to $7.1 million in 1999, an increase of 60%. As a percentage of total revenues, research and development expenses decreased from 39% in 1998 to 35% in 1999. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our enterprise product line, development and enhancement of our LiveSecurity for MSS product and our efforts in researching and evaluating new and emerging security threats through our LiveSecurity broadcast service. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $2.5 million to $4.9 million;

  . an increase in contract labor and consulting services from $445,000 to $555,000; and

  . an aggregate of $562,000 in costs incurred by our broadband Internet security division in connection with completion of our SOHO and telecommuter products originating from the acquisition of BeadleNet.

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

  General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provision for uncollectable accounts and legal and accounting professional services. General and administrative expenses increased from $2.5 million in 1998 to $3.6 million in 1999, an increase of 49%. As a percentage of total revenues, general and administrative expenses decreased from 22% in 1998 to 18% in 1999. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $786,000 to $1.4 million; and

  . an increase in professional fees from $218,000 to $672,000, related to legal and accounting costs incurred primarily in conjunction with the revision and implementation of our employee benefit plans and the expansion of our international operations.

  We expect that these expenses will continue to increase in total dollar amounts but will decrease as a percentage of total revenues.

  Stock-Based Compensation. Deferred compensation is recorded for the difference between the exercise price of options we granted and the deemed fair value for financial reporting purposes of our common stock during the periods in which the options were granted and for the value of common stock issued in connection with an employment agreement associated with the acquisition of BeadleNet. We recorded $912,000 of deferred compensation in 1999, which included $750,000 related to the same employment agreement, and $2.5 million of deferred compensation in 1998, which included $628,000 in stock-based compensation related to options exchanged for services from a former employee. Deferred compensation is amortized over the vesting periods of the options. Amortization of deferred compensation, or stock-based compensation, expenses were $1.0 million in 1998 and $926,000 in 1999. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development and general and administrative was $148,000, $829,000 and $62,000, respectively, for 1998 and $307,000, $491,000 and $128,000, respectively, for 1999.

Interest Income (Expense)

  Interest expense of $203,000 in 1998 resulted from borrowings on our bank line of credit and our equipment term loan, and was offset by $84,000 of interest income generated from our investment of proceeds from the sale of preferred stock. Interest expense of $485,000 in 1999 resulted from borrowings on our bank line of credit, our equipment term loan and our convertible note agreements, and was offset by $640,000 of interest income generated from our investment of proceeds from the sale of preferred stock in private transactions and the sale of common stock in our initial public offering.

Income Taxes

  We have experienced losses since inception, resulting in a net operating loss carryforward position of approximately $24.0 million as of December 31, 1999. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code.

Years Ended December 31, 1997 and 1998

Total Revenues

  Total revenues increased from $5.1 million in 1997 to $11.4 million in 1998, an increase of 123%. During these periods, no one customer accounted for 10% or more of total revenues. Product revenues increased from $5.0 million in 1997 to $10.7 million in 1998, an increase of 115%. As a percentage of total revenues, product revenues decreased from 98% in 1997 to 94% in 1998. Service revenues increased from $123,000 in 1997 to $701,000 in 1998. As a percentage of total revenues, service revenues increased from 2% in 1997 to 6% in 1998.

  The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European and Asia/Pacific markets and increased market awareness of our products in North America. Total international revenues represented 56% of total revenues in 1997 and 35% in 1998.

  The establishment of reserves for sales returns and allowances negatively impacted our revenues for 1998. The provision for sales returns and allowances in 1998 was $1.7 million, or approximately 13% of total revenues before giving effect to the provision. The returns and allowances reserve was established in 1998 primarily to address return rights and price protection rights for some of our customers, including anticipated returns originating from the introduction of the Firebox II. Before 1998, we did not experience any material returns and therefore provided no reserve.

Cost of Revenues

  Cost of revenues increased from $1.6 million in 1997 to $3.9 million in 1998. As a percentage of total revenues, cost of revenues increased from 32% in 1997 to 35% in 1998. The dollar increases in cost of revenues were primarily due to increases in sales volume. The increase in cost of revenues as a percentage of total revenues was primarily due to an increase in the cost of manufacturing our security appliance. As discussed above, the Firebox II, which we released in the third quarter of 1998, is more expensive to manufacture than the previous version of our security appliance.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased from $4.4 million in 1997 to $8.5 million in 1998. As a percentage of total revenues, sales and marketing expenses decreased from 86% in 1997 to 75% in 1998.

  The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, components of the increase from 1997 to 1998 included

  . an increase in payroll and related expenses from $2.0 million to $3.9 million;

  .  an increase in travel expenses from $771,000 to $1.4 million;

  .  an increase in marketing costs from $1.1 million to $2.0 million; and

  . a $470,000 charge for a common stock warrant in 1998 issued to a customer.

  The decrease in 1998 sales and marketing expenses as a percentage of total revenues reflects increased productivity of and efficiencies in managing our indirect channel network and our utilization of our prior years' investment to expand distribution, capture market share and establish brand recognition of our products.

  Research and Development. Research and development expenses increased from $2.2 million in 1997 to $4.4 million in 1998. As a percentage of total revenues, research and development expenses decreased from 43% in 1997 to 39% in 1998.

  The dollar increase in research and development expenses reflects the growth of our research and development organization to expand our enterprise product line, development of our LiveSecurity for MSS product and our efforts to respond to new and emerging security threats through our LiveSecurity broadcast service. Specifically, components of the increase from 1997 to 1998 included an increase in payroll and related expenses from $1.5 million to $2.5 million.

  General and Administrative. General and administrative expenses increased from $1.3 million in 1997 to $2.5 million in 1998. As a percentage of total revenues, general and administrative expenses decreased from 26% in 1997 to 22% in 1998.

  The dollar increases in general and administrative expenses primarily reflect the increase in personnel and related expenses and other overhead items in connection with the expansion of our business. Specifically, components of the increase from 1997 to 1998 included

  .  an increase in payroll and related expenses from $516,000 to $786,000;

  . an increase in the provision for uncollectable amounts from $122,000 to $418,000, reflecting additional exposure related to the overall growth of our operations; and

  .  an increase in professional fees from $150,000 to $218,000.

  The decrease in expenses as a percentage of total revenues from 1996 to 1998 reflects increased efficiencies of scale resulting from a larger revenue base.

  Stock-Based Compensation. Amortization of deferred compensation totaled $1.0 million for 1998. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development and general and administrative was $148,000, $829,000 and $62,000, respectively.

Interest Income (Expense)

  Interest income of $88,000 in 1997 was generated from our investment of proceeds from the sale of preferred stock, and was partially offset by $26,000 of interest expense that resulted from borrowings. Interest expense of $203,000 in 1998 resulted from borrowings on our bank line of credit and equipment term loan, and was partially offset by $84,000 of interest income generated from our investment of proceeds from the sale of preferred stock.

Quarterly Results of Operations

  The following tables provide our unaudited results of operations both in dollar amounts and expressed as a percentage of total revenues for each quarter in the six-quarter period ended December 31, 1999. In our opinion, this unaudited information has been prepared on the same basis as our audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our financial statements and the notes to the financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                          Three Months Ended
                         ----------------------------------------------------------
                          Sept.    Dec. 31,  Mar. 31,  June 30,   Sept.    Dec. 31,
                         30, 1998    1998      1999      1999    30, 1999    1999
                         --------  --------  --------  --------  --------  --------
                                            (In thousands)
Statement of Operations
 Data:
Revenues, net:
  Product............... $  2,544  $  3,274  $  3,387  $  3,831  $  4,614  $ 5,497
  Service...............      205       339       551       806       907    1,026
                         --------  --------  --------  --------  --------  -------
    Total revenues......    2,749     3,613     3,938     4,637     5,521    6,523
Cost of revenues........    1,038     1,396     1,635     1,846     2,085    2,398
                         --------  --------  --------  --------  --------  -------
Gross margin............    1,711     2,217     2,303     2,791     3,436    4,125
Operating expenses:
  Sales and marketing...    2,258     2,447     2,841     3,242     3,612    3,817
  Research and
   development..........    1,233     1,430     1,426     1,614     1,700    2,378
  General and
   administrative.......      622       864       912       862       842    1,030
  Stock-based
   compensation.........      312       587       253       258       186      229
  Acquired in-process
   technology and
   amortization of
   intangible assets
   acquired.............      --        --        --        --        --     3,626
                         --------  --------  --------  --------  --------  -------
    Total operating
     expenses...........    4,425     5,328     5,432     5,976     6,340   11,080
                         --------  --------  --------  --------  --------  -------
Operating loss..........   (2,714)   (3,111)   (3,129)   (3,185)   (2,904)  (6,955)
Interest income
 (expense), net.........       24       (60)      (84)     (263)      118      384
                         --------  --------  --------  --------  --------  -------
Net loss................ $ (2,690) $ (3,171) $ (3,213) $ (3,448) $ (2,786) $(6,571)
                         ========  ========  ========  ========  ========  =======

                                           Three Months Ended
                         ----------------------------------------------------------
                         Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                           1998      1998      1999      1999      1999      1999
                         --------- --------  --------  --------  --------- --------
Statement of Operations
 Data:
Revenues, net:
  Product...............    92.5 %   90.6 %    86.0 %    82.6 %     83.6 %    84.3 %
  Service...............     7.5      9.4      14.0      17.4       16.4      15.7
                           -----    -----     -----     -----      -----    ------
    Total revenues......   100.0    100.0     100.0     100.0      100.0     100.0
Cost of revenues........    37.8     38.6      41.5      39.8       37.8      36.8
                           -----    -----     -----     -----      -----    ------
Gross margin............    62.2     61.4      58.5      60.2       62.2      63.2
Operating expenses:
  Sales and marketing...    82.1     67.7      72.1      69.9       65.4      58.5
  Research and
   development..........    44.9     39.6      36.2      34.8       30.8      36.4
  General and
   administrative.......    22.6     23.9      23.1      18.6       15.3      15.8
  Stock-based
   compensation.........    11.3     16.2       6.4       5.5        3.4       3.5
  Acquired in-process
   technology and
   amortization of
   intangible assets
   acquired.............     --       --        --        --         --       55.6
                           -----    -----     -----     -----      -----    ------
    Total operating
     expenses...........   161.0    147.5     137.9     128.9      114.8     169.8
                           -----    -----     -----     -----      -----    ------
Operating loss..........   (98.8)   (86.1)    (79.5)    (68.7)     (52.6)   (106.6)
Interest income
 (expense), net.........     0.9     (1.7)     (2.1)     (5.7)       2.1       5.9
                           -----    -----     -----     -----      -----    ------
Net loss................   (97.9)%  (87.8)%   (81.6)%   (74.3)%    (50.5)%  (100.7)%
                           =====    =====     =====     =====      =====    ======

Liquidity and Capital Resources

  Since our inception, we have financed our operations primarily through private placements of convertible preferred stock, and most recently through the sale of common stock in our initial public offering. To date, net proceeds from private placements of preferred stock and our initial public offering totaled $54.0 million. We have also financed our operations through equipment financing, traditional accounts receivable financing arrangements, bridge financing arrangements and convertible notes.

  We have a working-capital revolving line of credit with a bank, secured by our accounts receivable. The amount available under this facility is limited to the greater of our borrowing base or $4.5 million. For purposes of this loan, the borrowing base means the sum of 75% of the net amount of our eligible domestic accounts receivable and 50% of the net amount of our eligible foreign accounts receivable. As of December 31, 1999, we had no borrowings on this line of credit, which expires in November 2000 and bears interest at prime plus 2% per year. At December 31, 1999, our borrowing base was $2.1 million. We are currently renegotiating this line of credit.

  We also have two term-loan facilities with the same bank to finance new capital equipment purchases. The first facility closed to further advances on March 5, 1998 and is being repaid in 36 equal monthly payments beginning April 5, 1998. The loan, which bears interest at prime plus 1.5% per year, matures on March 5, 2001, at which time all unpaid principal and interest will be due and payable. The second facility closed to further advances on December 31, 1998 and is being repaid in 36 equal monthly payments beginning January 1999. The loan, which bears interest at prime plus 1% per year, matures on December 31, 2002, at which time all unpaid principal and interest will be due and payable. As of December 31, 1999, we had a combined principal balance of $383,000 due under these term loans.

  The agreements under which the line of credit and term loans were established contain financial covenants, including a provision requiring us to maintain specified financial ratios. At December 31, 1999, we were not in compliance with one of the financial covenants, but we obtained a waiver for noncompliance.

  As of December 31, 1999, we had $26.4 million in cash, cash equivalents and short-term investments, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of December 31, 1999 was $24.4 million.

Operating Activities

  Our operating activities resulted in net cash outflows of $7.6 million in 1998 and $7.9 million in 1999. The operating cash outflows in 1998 and 1999 resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $3.9 million in 1998 and $6.6 million in 1999. These noncash charges were primarily associated with depreciation and amortization of capital assets, provisions for bad debts and sales returns and allowances, compensation charges resulting from the issuance of stock options and warrants and a one-time charge for in-process research and development associated with the acquisition of BeadleNet. Cash used in operating activities from working capital components impacting operating activities was $2.4 million in 1998, and cash provided from working capital components for operating activities was $1.5 in 1999. In 1999, there were large fluctuations within some major working capital components, as described below.

  Receivables. Our receivables increased from $3.5 million at December 31, 1998 to $3.8 million at December 31, 1999, while revenues increased from $3.6 million in the three months ended December 31, 1998 to $6.5 million in the three months ended December 31, 1999. We implemented enhanced credit and collection processes during 1999 that contributed to improved collection periods. Days sales outstanding, or DSO, were 86 days for the quarter ended December 31, 1998 compared to 52 days for the quarter ended December 31, 1999. Based upon sales mix, timing differences arising from varying payment cycles and terms in our customer agreements, we expect our DSO to generally range from 50 days to 70 days. Reserves for uncollectable accounts were $449,000 at December 31, 1998 and $177,000 at December 31, 1999. The decrease reflects reduced exposure attributed to our improved credit and collection processes referred to above. Our returns and allowance reserve was $615,000 at December 31, 1998 and $550,000 at December 31, 1999, and reflects our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. The reserve may fluctuate from time to time depending upon the timing of product introductions and pricing program changes.

  Deferred revenue. Deferred revenue increased from $1.8 million at December 31, 1998 to $4.2 million at December 31, 1999, an increase of 130%. The increase reflects service subscriptions and annual client licenses associated with the continued growth of product sales and, to a lesser extent, with service subscription renewals. Deferred revenue from service subscriptions and annual client licenses is generally amortized ratably over a one-year period.

Investing Activities

  Cash used in investing activities totaled $1.0 million in 1998 and $30.1 million in 1999, and reflects capital expenditures for computing equipment and furniture, payments made in connection with the acquisition of BeadleNet and investment in marketable securities of the net proceeds from our initial public offering.

Financing Activities

  Cash provided by financing activities totaled $9.7 million in 1998 and $38.2 million in 1999. These activities primarily reflect proceeds from the sale of preferred stock in 1998, borrowings on our line of credit during 1998 and 1999 and proceeds from our initial public offering in 1999, offset to some extent by borrowing and repayments under our bank line of credit and various bridge financing arrangements.

  We believe that existing cash and cash equivalents balances and our lines of credit, excluding the potential net proceeds from our proposed public offering in the first quarter of 2000, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The underlying assumed levels of revenues and expenses may prove to be inaccurate, however, and we may need to seek additional funding through public or private financings or other arrangements before that time.

Year 2000 Compliance

  We believe that we have successfully rendered our products, internal management and other administrative systems and external information systems year 2000 compliant. In addition, we have surveyed the vendors of the third-party technologies we incorporate into our products and services and applied updates or arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and we have received no reports of any year 2000 compliance problems with our products and services. We are continuing to monitor third-party vendors of incorporated technologies for additional recommended year 2000 upgrades, which we will apply as soon as they become available. To date, the total cost of our efforts to address year 2000 compliance has not been material.

  Nonetheless, some problems related to year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products and services or with third-party products or technology that we use or with which our products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business. We expect that the cost to fix any year 2000 problems that may be identified, however, will involve internal labor-hours and will not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer, with the exception of treasury securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, with the average maturity of our investments equal to one year or less. The securities are subject to interest-rate risk and will decrease in value if interest rates increase. Due to the short-term nature of our investments and our investment policies and procedures, however, we believe that the risk associated with interest-rate fluctuations related to these securities does not pose a material risk to WatchGuard.

  Foreign Currency Risk. All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during 1999 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
WatchGuard Technologies, Inc.

  We have audited the accompanying balance sheets of WatchGuard Technologies, Inc. as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of WatchGuard's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WatchGuard Technologies, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Seattle, Washington
February 4, 2000

                         WATCHGUARD TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                             -----------------
                                                               1998     1999
                                                             --------  -------
ASSETS
Current assets:
  Cash and cash equivalents................................. $  1,712  $ 1,903
  Securities available for sale.............................      --    24,498
  Trade accounts receivable, net............................    3,458    3,772
  Inventories...............................................    2,156    2,013
  Prepaid expenses and other receivables....................      483    1,275
                                                             --------  -------
Total current assets........................................    7,809   33,461
Equipment and furniture, net................................    1,140    1,927
Goodwill....................................................      --     4,830
Other intangibles and other assets..........................       83    1,093
                                                             --------  -------
Total assets................................................ $  9,032  $41,311
                                                             ========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................ $  2,500  $   --
  Accounts payable..........................................    2,185    2,088
  Accrued expenses..........................................    1,016    2,362
  Deferred revenue..........................................    1,841    4,233
  Equipment term loan.......................................      609      383
                                                             --------  -------
Total current liabilities...................................    8,151    9,066
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares: 10,000,000
    Shares issued and outstanding: 6,712,658 at December 31,
     1998 and 0 at December 31, 1999........................        6      --
  Common stock, $0.001 par value:
    Authorized shares: 80,000,000
    Shares issued and outstanding: 1,362,744 at December 31,
     1998 and 19,511,752 at December 31, 1999...............        1       19
  Additional paid-in capital................................   16,261   63,694
  Stock-based compensation..................................   (1,466)  (1,452)
  Accumulated other comprehensive loss......................      --       (77)
  Accumulated deficit.......................................  (13,921) (29,939)
                                                             --------  -------
    Total stockholders' equity..............................      881   32,245
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $  9,032  $41,311
                                                             ========  =======

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Revenues:
  Product........................................ $  4,975  $ 10,678  $ 17,329
  Service........................................      123       701     3,290
                                                  --------  --------  --------
    Total revenues...............................    5,098    11,379    20,619
Cost of revenues.................................    1,610     3,925     7,964
                                                  --------  --------  --------
Gross margin.....................................    3,488     7,454    12,655
Operating expenses:
  Sales and marketing............................    4,369     8,519    13,512
  Research and development.......................    2,192     4,442     7,118
  General and administrative.....................    1,323     2,454     3,646
  Stock-based compensation.......................      --      1,039       926
  Acquired in-process technology and amortization
   of intangible assets acquired.................      --        --      3,626
                                                  --------  --------  --------
    Total operating expenses.....................    7,884    16,454    28,828
                                                  --------  --------  --------
Operating loss...................................   (4,396)   (9,000)  (16,173)
Interest income..................................       88        84       640
Interest expense.................................      (26)     (203)     (485)
                                                  --------  --------  --------
Net loss......................................... $ (4,334) $ (9,119) $(16,018)
                                                  ========  ========  ========
Basic and diluted net loss per share............. $ (17.17) $ (11.34) $  (1.80)
                                                  ========  ========  ========
Shares used in calculation of basic and diluted
 net loss per share..............................      252       804     8,903
                                                  ========  ========  ========


                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                    Accumulated
                      Preferred Stock      Common Stock    Additional                  Other                     Total
                     ------------------  -----------------  Paid-in   Stock-Based  Comprehensive Accumulated Stockholders'
                       Shares    Amount    Shares   Amount  Capital   Compensation     Loss        Deficit      Equity
                     ----------  ------  ---------- ------ ---------- ------------ ------------- ----------- -------------
Balance, January 1,
 1997..............   3,000,004  $   3          --  $ --    $    147    $    --        $ --       $    (468)   $   (318)
 Sale of Series B
  preferred stock,
  net of issuance
  costs of $21.....   2,316,666      2          --    --       5,977         --          --             --        5,979
 Issuance of
  common stock in
  settlement of
  royalty
  payments.........         --     --       400,000   --          52         --          --             --           52
 Exercise of
  common stock
  options and
  warrants.........         --     --       132,916   --           3         --          --             --            3
 Net loss..........         --     --           --    --         --          --          --          (4,334)     (4,334)
                     ----------  -----   ---------- -----   --------    --------       -----      ---------    --------
Balance, December
 31, 1997..........   5,316,670      5      532,916   --       6,179         --          --          (4,802)      1,382
 Sales of Series B
  preferred
  stock............      38,610    --           --    --         100         --          --             --          100
 Sales of Series C
  preferred stock,
  net of issuance
  costs of $25.....   1,357,378      1          --    --       6,974         --          --             --        6,975
 Issuance of stock
  warrant to a
  customer.........         --     --           --    --         470         --          --             --          470
 Stock-based
  compensation.....         --     --           --    --       2,505      (2,505)        --             --          --
 Amortization of
  stock-based
  compensation.....         --     --           --    --         --        1,039         --             --        1,039
 Exercise of
  common stock
  options and
  warrants.........         --     --       829,828     1         33         --          --             --           34
 Net loss..........         --     --           --    --         --          --          --          (9,119)     (9,119)
                     ----------  -----   ---------- -----   --------    --------       -----      ---------    --------
Balance, December
 31, 1998..........   6,712,658      6    1,362,744     1     16,261      (1,466)        --         (13,921)        881
 Proceeds from
  issuance of
  common stock
  from initial
  public offering,
  net of offering
  costs............         --     --     3,500,000     3     40,666         --          --             --       40,669
 Conversion of
  preferred stock
  into common
  stock............  (6,712,658)    (6)  13,425,316    13         (7)        --          --             --          --
 Stock-based
  compensation.....         --     --           --    --         162        (162)        --             --          --
 Issuance of
  common stock to
  an employee......         --     --        51,948   --         750        (750)        --             --          --
 Amortization of
  stock-based
  compensation.....         --     --           --    --         --          926         --             --          926
 Issuance of
  common stock in
  connection with
  acquisition......         --     --       335,931   --       5,450         --          --             --        5,450
 Issuance of stock
  warrants.........         --     --           --    --         195         --          --             --          195
 Exercise of
  common stock
  options and
  warrants.........         --     --       835,813     2        217         --          --             --          219
 Comprehensive
  loss:
   Net unrealized
    loss on
    securities
    available for
    sale...........         --     --           --    --         --          --          (77)           --          (77)
   Net loss........         --     --           --    --         --          --          --         (16,018)    (16,018)
                                                                                                               --------
   Comprehensive
    loss...........                                                                                             (16,095)
                     ----------  -----   ---------- -----   --------    --------       -----      ---------    --------
Balance, December
 31, 1999 .........         --   $ --    19,511,752 $  19   $ 63,694    $ (1,452)      $ (77)     $ (29,939)   $ 32,245
                     ==========  =====   ========== =====   ========    ========       =====      =========    ========

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Operating activities:
Net loss........................................  $ (4,334) $ (9,119) $(16,018)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation..................................       207       235       602
  Amortization of intangible assets.............        52        86       259
  Amortization of stock-based compensation......       --      1,039       926
  Loss on disposal of equipment.................       --        --         57
  Warrant issued in exchange for services.......       --        470       --
  Acquired in-process research and development..       --        --      3,381
  Provision for sales returns and allowances....       --      1,655     1,083
  Provision for bad debt expense................       122       418       129
  Noncash interest expense......................       --        --        195
  Changes in operating assets and liabilities:
   (Increase) in accounts receivable............    (1,551)   (3,968)   (1,526)
   (Increase) decrease in inventories...........      (214)   (1,938)      148
   (Increase) in prepaid expenses and other.....      (113)     (288)     (792)
   (Increase) decrease in other assets..........      (325)      183        12
   Increase in accounts payable and accrued
    expenses....................................       868     2,093     1,249
   Increase (decrease) in deferred revenue......       (22)    1,528     2,392
                                                  --------  --------  --------
Net cash used in operating activities...........    (5,310)   (7,606)   (7,903)

Investing activities:
Purchases of equipment and furniture............      (391)   (1,003)   (1,387)
Purchase of intangible assets...................       (70)      --        --
Proceeds from sale of marketable securities.....       --        --      1,000
Purchases of marketable securities..............       --        --    (25,575)
Net cash paid in connection with BeadleNet
 acquisition....................................       --        --     (4,106)
                                                  --------  --------  --------
Net cash used in investing activities...........      (461)   (1,003)  (30,068)

Financing activities:
Borrowings on line of credit, long-term debt and
 notes payable..................................       700     2,663     7,280
Issuance of warrants............................       --        --        195
Principal repayments on line of credit, long-
 term debt and notes payable....................      (540)      (54)  (10,201)
Proceeds from sale of preferred stock...........     5,979     7,075       --
Proceeds from sale of common stock, net of
 expenses.......................................       --        --     40,669
Proceeds from exercise of common stock options
 and warrants...................................         3        34       219
                                                  --------  --------  --------
Net cash provided by financing activities.......     6,142     9,718    38,162
                                                  --------  --------  --------
Net increase in cash and cash equivalents.......       371     1,109       191
Cash and cash equivalents at beginning of period
 ...............................................       232       603     1,712
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $    603  $  1,712     1,903
                                                  ========  ========  ========
Supplemental disclosure of cash flow
 information:
Cash paid for interest..........................  $     21  $    179  $    508
                                                  ========  ========  ========

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies

Description of Business

  WatchGuard Technologies, Inc. is a provider of Internet security solutions designed to protect enterprises or telecommuters using the Internet for electronic commerce and communications.

Revenue Recognition

  Statement of Position (SOP) 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by SOP 98-4. In December 1998, the AICPA issued SOP 98-9, which amends SOP 97-2 and 98-4 and is effective for transactions entered into after March 15, 1999. WatchGuard adopted SOP 97-2, as amended by SOP 98-9, effective January 1, 1998. Based upon its interpretation of SOP 97-2 and SOP 98-9, WatchGuard believes its current revenue recognition policies and practices are consistent with the SOPs.

  WatchGuard generates revenues through sales of its Firebox products, including related software licenses, and subscriptions for its LiveSecurity broadcast service, which includes threat responses, information alerts, software updates and maintenance. Software license revenues are generated from licensing the rights to use WatchGuard's products directly to end-users, from sublicense fees from resellers, distributors and, beginning in late 1998, from sales of its products to Internet service providers (ISPs), which utilize the product to provide managed security services to the ISPs' customers. Revenues from LiveSecurity subscriptions are recognized ratably over the term of the contract, typically one year.

  Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable and the fee is fixed or determinable, and vender-specific objective evidence exists to allocate the total fee to elements of the arrangement. Payment terms do not extend beyond a year. A limited number of WatchGuard's distributors have the right to delay payment until the product is sold to the end-user. Revenues from these arrangements are not recognized until sale to the end-user occurs. WatchGuard provides unspecified upgrades on a when and if available basis. These upgrades are considered post-contract customer support (PCS) and are recognized as revenues ratably over the terms of the PCS arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, in the case of an element not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element. WatchGuard provides for return rights and pricing protection rights for some of its customers. The return rights included in these customer agreements are generally limited to a percentage of purchases by these customers for the previous quarter. The pricing protection rights in these agreements are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowance at the time the sale is made. The reserves are reviewed and revised as needed.

Fair Values of Financial Instruments

  At December 31, 1999, WatchGuard had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and equipment loans. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of debt approximates fair value based on the market interest rates available to WatchGuard for debt of similar risk and maturities.

                         WATCHGUARD TECHNOLOGIES, INC.

Cash Equivalents

  WatchGuard considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at fair market value.

Securities Available for Sale

  WatchGuard's investments are classified as available for sale, and are stated at fair value on the balance sheet with the unrealized gains and losses included as a component of stockholders' equity. Interest earned on securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. These amortization and accretions are included in interest income. The cost of securities sold is calculated using the specific identification method. WatchGuard's investment guidelines state that the maximum life of any one security shall be two years, with the maximum weighted average life of the investment portfolio being one year.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out basis) or market. WatchGuard outsources all of its hardware manufacturing and assembly to one manufacturer and one assembler. The inability of the manufacturer and assembler to supply product in a timely manner and on terms acceptable to WatchGuard could severely affect WatchGuard's ability to meet customers' demands.

Equipment and Furniture

  Equipment and furniture is stated at cost, less accumulated depreciation. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years.

Goodwill and Other Intangibles

  Goodwill and other intangibles represent the excess of the purchase price over the fair value of net tangible assets acquired. Goodwill and other intangibles are being amortized on a straight-line basis over lives ranging from two to five years.

Long-Lived Assets

  In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, WatchGuard will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time.

Research and Development

  Research and development costs are expensed as incurred and consist primarily of software development costs. Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of WatchGuard's new products and enhancements to existing products, the technological feasibility of the software is not established until

                         WATCHGUARD TECHNOLOGIES, INC.

substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in the accompanying statements of operations.

Net Loss per Share

  Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including preferred stock, stock options and warrants, are excluded from the computation as their effect is antidilutive.

Advertising Costs

  WatchGuard expenses advertising costs as incurred. Total expenses were $199,500, $60,000 and $234,000 in 1997, 1998 and 1999, respectively.

Concentration of Credit Risk

  WatchGuard is subject to concentrations of credit risk primarily from cash investments and accounts receivable. WatchGuard's credit risk is managed by investing its excess cash in high-quality money market instruments and securities available for sale. In addition, substantially all of WatchGuard's accounts receivable are due from WatchGuard's resellers, distributors and ISPs located throughout the world. International sales were $2.8 million, $4.0 million and $10.3 million, or 56%, 35% and 50% of total revenues for 1997, 1998 and 1999, respectively. No single customer or foreign country accounted for more than 10% of revenues in the periods presented, except that in 1997 revenues from one customer in Japan accounted for 17% of total revenues. Foreign geographic regions accounting for 10% or more of revenues were Europe, with 22%, 18% and 26% of total revenues, and Asia, with 24%, 10% and 16% of total revenues, for 1997, 1998 and 1999, respectively.

Stock Compensation

  WatchGuard has elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard's common stock at the date of grant over the stock option exercise price.

Income Taxes

  WatchGuard recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. WatchGuard provides a valuation allowance for deferred tax assets that cannot be currently recognized due to WatchGuard's losses and the uncertainty of future profitability.

Comprehensive Loss

  As of January 1, 1998, WatchGuard adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. WatchGuard's comprehensive loss includes all items that comprise net loss and the effect of unrealized gains or losses on securities available for sale. Comprehensive loss is shown on the statement of stockholders' equity.

                         WATCHGUARD TECHNOLOGIES, INC.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

  Certain prior-year items have been reclassified to conform to the current-year presentation.

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Because WatchGuard has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of WatchGuard.

2. Balance Sheet Account Detail

Trade Accounts Receivable, Net

  Trade accounts receivable, net consisted of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (In thousands)
     Trade accounts receivable................................ $ 4,522   $4,499
     Reserve for returns......................................    (615)    (550)
     Allowance for uncollectable accounts.....................    (449)    (177)
                                                               -------  -------
                                                                $3,458   $3,772
                                                               =======  =======

Inventories

  Inventories consisted of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (In thousands)
     Finished goods........................................... $ 1,203  $ 1,093
     Components...............................................     953      920
                                                               -------  -------
                                                               $ 2,156  $ 2,013
                                                               =======  =======

                         WATCHGUARD TECHNOLOGIES, INC.

Equipment and Furniture

  Equipment and furniture consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
                                                                (In thousands)
     Computer equipment........................................ $   831 $ 1,615
     Furniture and fixtures....................................     337     576
     Software..................................................     302     638
                                                                ------- -------
                                                                  1,470   2,829
     Less accumulated depreciation.............................     330     902
                                                                ------- -------
                                                                $ 1,140 $ 1,927
                                                                ======= =======

Accrued Expenses

  Accrued expenses consisted of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1999
                                                                 ------- -------
                                                                 (In thousands)
     Accrued payroll-related expenses........................... $   526 $ 1,323
     Acquisition-related liabilities............................     --      531
     Other......................................................     490     508
                                                                 ------- -------
                                                                 $ 1,016 $ 2,362
                                                                 ======= =======

  Of the liabilities related to WatchGuard's acquisition of BeadleNet, LLC, $400,000 relates to contingent consideration earned before December 31, 1999. The remaining acquisition-related liabilities relate to estimated acquisition costs. See Note 12.

3. Securities Available for Sale

  Securities available for sale consist of the following:

                                                  Gross      Gross
                                        Market  Unrealized Unrealized Amortized
                                        Value     Gains      Losses     Cost
                                       -------- ---------- ---------- ---------
                                                    (In thousands)
December 31, 1999:
  Corporate debt securities........... $ 23,485   $ --       $ (75)   $ 23,560
  U.S. Government and agency
   obligations........................    1,013     --          (2)      1,014
                                       --------   -----      -----    --------
                                       $ 24,498   $ --       $ (77)   $ 24,574
                                       ========   =====      =====    ========

                         WATCHGUARD TECHNOLOGIES, INC.

  WatchGuard's gross realized gains or losses in 1999 on sales of available-for-sale securities were immaterial. The contractual maturities of WatchGuard's available-for-sale securities are shown below:

                                                        Estimated Fair Amortized
                                                         Market Value    Cost
                                                        -------------- ---------
                                                             (In thousands)
December 31, 1999:
  Due in one year or less..............................    $14,449      $14,472
  Due in one year through two years....................     10,049       10,103
                                                           -------      -------
                                                           $24,498      $24,575
                                                           =======      =======

4. Acquisition of Intangibles

  In March 1996, WatchGuard acquired certain technology (source code for its software products) from Mazama Software Labs, Inc. for $50,000. Additionally, WatchGuard was required to make royalty payments for a three-year period on the sale of products that utilized the Mazama technology, with the total royalty payments not to exceed $4 million. In June 1997, WatchGuard and Mazama agreed to a buy-out of the royalty payments due Mazama, with WatchGuard paying $70,000 in cash and issuing 400,000 shares of its common stock valued at $52,000, the deemed fair value at that date, which was based on the board of directors' best estimate of fair value. As of December 31, 1999, this amount was fully amortized.

5. Borrowing Agreements

Line of Credit and Term Loans

  At December 31, 1999, WatchGuard had borrowings outstanding under (a) a $4.5 million working capital revolving line of credit; (b) a $95,000 equipment term loan; and (c) a $288,000 equipment term loan. All three facilities are from a commercial bank.

  The revolving line of credit is for operating needs and expires in November 2000. Principal and interest are due at maturity. Borrowings under the line of credit bear interest at the bank's prime interest rate plus 1.0% (9.5% at December 31, 1999). The borrowing base for the line is to be monitored on a monthly basis and is to consist of the sum of up to 75% of eligible domestic and 50% of eligible foreign accounts receivable. The line of credit is collateralized by substantially all of WatchGuard's assets. There was no balance outstanding on this line at December 31, 1999 and $2.1 million was available for borrowing. The weighted average interest rate on WatchGuard's short-term borrowings for 1999 was 8.7%.

  The $95,000 term loan bears interest at the bank's prime interest rate plus 1.5% (10.0% at December 31, 1999) and matures in March 2001. The $288,000 term loan bears interest at the bank's prime interest rate plus 1% (9.5% at December 31, 1999) and matures in December 2001. The term loans require monthly principal and interest payments, with the principal payments fixed at $6,327 and $11,995, respectively, and are collateralized by equipment.

  At December 31, 1999, WatchGuard was not in compliance with one of its covenants related to the line of credit and term loans, but obtained a waiver for noncompliance.

Convertible Note Financing and Warrants

  In March 1999, WatchGuard entered into convertible note agreements with its existing investors for an aggregate of $3,000,000. In connection with these note agreements, WatchGuard issued warrants to purchase

                         WATCHGUARD TECHNOLOGIES, INC.

42,856 shares of common stock at an exercise price of $7.00 per share, all of which were exercisable immediately. WatchGuard assigned the warrants a fair value of $155,139 based upon the Black Scholes pricing model, based upon a fair value of the underlying stock of $8.00 per share, a risk-free interest rate of 6%, a dividend yield rate of 0%, volatility of 0.6 and an expected life of one year. WatchGuard amortized the resulting discount on the notes over the expected term of the notes. Upon completion of WatchGuard's initial public offering, the notes were repaid and the warrants were exercised.

Bridge Loan

  In May and June 1999, WatchGuard amended its loan and security agreement with its bank. The amendments primarily provided for a secured bridge loan facility that immediately made available to WatchGuard an additional $4.25 million, of which $2.0 million was guaranteed by existing investors. WatchGuard granted the bank warrants to purchase up to 14,500 shares of common stock, at an exercise price of $13.00 per share. The loan was repaid with proceeds from the initial public offering.

6. Stockholders' Equity

Reincorporation

  WatchGuard was incorporated as Seattle Software Labs, Inc. in the state of Washington in February 1996. In March 1996, WatchGuard sold 1,000,000 shares of Series A preferred stock to its two cofounders for $0.05 per share, resulting in aggregate proceeds of $50,000. In July 1996, WatchGuard sold 350,878 shares of what was originally characterized as Series B preferred stock to the cofounders for $0.29 per share, resulting in aggregate proceeds of $100,000. In connection with the restatement of its Articles of Incorporation in March 1997, WatchGuard reclassified the preferred shares originally characterized as Series B preferred stock into 2,000,004 Series A preferred shares. The financial statements have been restated to reflect this recapitalization.

Stock Split

  On May 26, 1999, the board of directors authorized a two-for-one split of WatchGuard's common stock and approved an amendment to the certificate of incorporation to increase the number of authorized common and preferred shares to 80,000,000 and 10,000,000 shares, respectively. The stock split was effected on July 8, 1999. The related common share, preferred share and per share data in the accompanying financial statements have been restated to reflect the stock split.

Preferred Stock

  In May 1997, WatchGuard completed a Series B preferred stock offering by selling 2,316,666 shares at $2.59 per share, aggregating gross proceeds of $6.0 million. In March 1998, WatchGuard issued an additional 38,610 shares of Series B preferred stock at $2.59 per share, aggregating gross proceeds of $100,000. In April 1998, WatchGuard completed a Series C preferred stock offering by selling 1,357,378 shares at $5.16 per share, aggregating gross proceeds of approximately $7.0 million.

  Holders of Series A, B, and C preferred stock had preferential rights to dividends when and if declared by the board of directors. Series A, B and C preferred stockholders had the right to one vote for each share of common stock into which these Series A, B, and C preferred stock could then be converted and, with respect to that vote, had full voting rights and powers equal to those of the holders of common stock.

  In the event of liquidation, the holders of Series A, B, and C preferred stock had preferential rights to liquidation payments of $0.05, $2.59, and $5.16 per share, respectively, plus any declared, but unpaid,

                         WATCHGUARD TECHNOLOGIES, INC.

dividends. Series A, B, and C preferred stock was convertible into common stock at a price per share of $0.05, $2.59, and $5.16, respectively, at the option of the holder, or automatically upon the vote or written consent of a majority of the preferred stockholders in the case of Series A or Series B, or 75% in the case of Series C, or upon the closing of an initial public offering of WatchGuard's common stock from which the aggregate proceeds were not less than $15 million and a price per share is paid by the public of at least $10.31. Each share of Series A, B, and C preferred stock converted into two shares of common stock at the closing of WatchGuard's initial public offering.

  The following is a summary of terms and conditions for each series of preferred stock before their conversion:

                                                     Approximate     Annual
                                                      Aggregate     Dividend
                         Shares     Shares    Stated Liquidation     Rate--
                       Designated Outstanding Value     Value    Non-Cumulative
                       ---------- ----------- ------ ----------- --------------
   Series A........... 3,000,004   3,000,004  $ 0.05 $  150,000      $ 0.01
   Series B........... 2,374,581   2,355,276    2.59  6,100,000        0.16
   Series C........... 1,357,378   1,357,378    5.16  7,000,000        0.31

Initial Public Offering

  On July 30, 1999, WatchGuard issued 3,500,000 shares of its common stock at an initial public offering price of $13.00 per share. The proceeds to WatchGuard from the offering were approximately $40.7 million, net of $4.8 million in offering expenses, underwriting discounts and commissions. At the closing of the offering, all 6,712,658 shares of preferred stock automatically converted into 13,425,316 shares of common stock.

Stock Options

  In 1996, WatchGuard adopted the 1996 Stock Incentive Compensation Plan (the
Plan), which provides for the granting of incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors. In May 1999, the board of directors and stockholders approved amendments to the Plan that provide for a 900,000-share increase in the authorized number of shares to be granted under the Plan, plus an automatic increase to be added on the first day of each fiscal year, the first of which occurred on January 1, 2000, equal to the least of (a) 750,000 shares, (b) 3.0% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in WatchGuard's annual financial statements for the preceding year, and (c) a lesser amount determined by the board of directors.

  As of December 31, 1999, WatchGuard had authorized 8,634,986 shares of common stock for possible grant under the Plan. Options under the Plan generally are granted at fair market value on the date of grant. The shares of common stock covered by the options generally vest at the rate of 25% on the first anniversary, with the remaining shares covered by the option vesting at 2.08% every month thereafter, and with all shares becoming fully vested on the fourth anniversary date of the date of grant. Stock options under the Plan have a term of ten years unless modified by the plan administrator.

                         WATCHGUARD TECHNOLOGIES, INC.

  The following table summarizes WatchGuard's stock option activity during 1997, 1998 and 1999:

                         December 31, 1997   December 31, 1998   December 31, 1999
                         ------------------- ------------------- -------------------
                                    Weighted            Weighted            Weighted
                                    Average             Average             Average
                                    Exercise            Exercise            Exercise
                          Options    Price    Options    Price    Options    Price
                         ---------  -------- ---------  -------- ---------  --------
Balance at beginning of
 period................. 1,156,994   $ 0.03  5,227,580   $ 0.08  5,145,268   $ 0.16
Granted................. 4,970,526     0.08  1,212,500     0.44  2,248,314    13.26
Exercised...............   (12,916)    0.03   (819,828)    0.04   (774,563)    0.09
Canceled................  (887,024)    0.04   (474,984)    0.09   (116,339)    5.67
                         ---------           ---------           ---------
Balance at end of
 period................. 5,227,580     0.08  5,145,268     0.16  6,502,680     4.60
                         =========           =========           =========
Exercisable at end of
 period.................   428,300           1,618,038           2,359,707
Shares of common stock
 available for grant
 under the plan.........                                           524,999
Weighted average fair
 value of options
 granted during period
  Granted at fair
   value................ 4,970,526     0.02    308,000     0.01  2,086,314    13.75
  Granted at below fair
   value................       --       --     904,500     2.08    162,000     7.00

  The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 1999 for selected exercise price ranges is as follows:

                                                                  Options
                                 Options Outstanding            Exercisable
                         ----------------------------------- ------------------
                                   Weighted Average Weighted           Weighted
                                      Remaining     Average            Average
                                     Contractual    Exercise           Exercise
       Exercise Prices    Shares   Life (in years)   Price    Shares    Price
       ---------------   --------- ---------------- -------- --------- --------
     $  0.03-1.13....... 4,269,491       7.38        $ 0.16  2,265,924  $ 0.13
     $  2.25-13.00...... 1,609,767       9.37         12.26     83,471   10.74
     $ 14.30-15.94......   597,922       9.21         14.50     10,312   14.30
     $ 32.13-32.13......    25,500       9.95         32.13        --      --
                         ---------                           ---------
                         6,502,680       8.05        $ 4.60  2,359,707  $ 0.57
                         =========                           =========

  WatchGuard uses the intrinsic value-based method to account for all of its employee stock-based compensation arrangements. Accordingly, no compensation cost has been recognized for its stock options in the accompanying financial statements because the fair value of the underlying common stock equals or exceeds the exercise price of the stock options at the date of grant, except with respect to certain options granted during 1998 and 1999. WatchGuard recorded deferred stock compensation expense of $2.5 million relating to options granted during the year ended December 31, 1998, which includes $628,000 related to the 48,000 option shares described below. An additional expense of $162,000 was recorded in 1999. These amounts represent the difference between the exercise price and the deemed fair value for financial reporting purposes of WatchGuard's common stock on the date the options were granted. Amounts recorded as deferred stock compensation expense are generally being amortized over a four-year vesting period using a graded vesting approach. Under this approach, 52% of the deferred stock compensation is amortized in the first year after grant, 27% in the second year, 15% in the third year and the remaining 6% in the fourth year. Amortization of deferred stock compensation originating from stock option grants of $1.0 million and $853,000 were recognized for the years ended December 31, 1998 and 1999, respectively. Amortization of deferred stock compensation originating from stock option grants will be $461,000 in 2000, $237,000 in 2001 and $78,000 in 2002. See Note 12.

                         WATCHGUARD TECHNOLOGIES, INC.

  The following pro forma information regarding stock-based compensation has been determined as if WatchGuard had accounted for its employee stock options under the fair market value method of SFAS 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model through the date of WatchGuard's initial public offering in July 1999 and using the Black-Scholes pricing model thereafter. The following weighted average assumptions were used in the pricing model: risk-free interest rates ranging from 6.0% to 4.9% from 1997 through 1999; a dividend yield rate of 0% for all periods; volatility of 0.85 since the initial public offering date; and an expected life ranging from two to five years.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. WatchGuard's pro forma information is as follows:

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
                                      (In thousands, except per share data)
     Net loss--as reported..........  $     (4,334) $     (9,119) $    (16,018)
     Net loss--pro forma............        (4,363)       (9,166)      (19,837)
     Net loss per share--as
      reported......................        (17.17)       (11.34)        (1.80)
     Net loss per share--pro forma..        (17.30)       (11.42)        (2.23)

  Under SFAS 123, compensation expense representing the fair value of the option grant is recognized over the vesting period. The initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in pro forma earnings.

  In December 1997 WatchGuard granted approximately 48,000 options with exercise prices ranging from $0.05 to $0.26 to a consultant in connection with a one-year consulting agreement. The options vested at the December 1998 termination date of the consulting agreement. WatchGuard has recorded compensation expense of approximately $628,000 based on the fair value of the options at the termination of the consulting agreement.

Common Stock Warrants

  During 1996, WatchGuard issued warrants for 145,000 shares of common stock at an exercise price of $0.03 per share to various consultants and vendors for technical and marketing services, including public relations and technical writing. The warrants expire five years from date of issuance, beginning in July 2001. During 1997, 1998 and 1999, 100,000, 10,000 and 20,000 shares, respectively, of these warrants were exercised.

  In January 1997, WatchGuard granted warrants for 20,000 shares at an exercise price at $0.03 per share to an individual for recruiting services. In July 1997, the warrant was exercised for all 20,000 shares.

  In March 1998, WatchGuard granted a warrant to purchase 10,000 shares of common stock at an exercise price of $0.13 per share to a bank in connection with a debt financing. These warrants were exercised in 1999.

  WatchGuard performed an analysis to value all warrants using the Black Scholes pricing model based upon the exercise prices described above, a risk-free interest rate of 6%, a dividend yield rate of 0%, volatility of 0.6 and an expected life of one year. The fair value associated with these warrants was immaterial.

  In June 1998, WatchGuard entered into a two-year license and sales agreement with a customer, under which the customer has committed to minimum purchase quantities. This agreement may be terminated by either party for nonperformance. The only recourse for nonperformance is the return of all product and

                         WATCHGUARD TECHNOLOGIES, INC.

promotional material. Because of the promotional value of this customer, WatchGuard granted it a warrant to purchase 200,000 shares of common stock at an exercise price of $0.39 per share. The warrant is fully vested, nonforfeitable and fully exercisable at the date of grant. The fair value of the warrant, approximately $470,000, was recorded as sales and marketing expense during the last six months of 1998, the period in which WatchGuard derived its promotional value from its customer. The warrant is not tied to any performance commitments under the license and sales agreement.

  Warrants were also granted in connection with the bridge loan and convertible notes discussed in Note 5. At December 31, 1999 WatchGuard had 225,000 warrants outstanding.

1999 Employee Stock Purchase Plan

  In May 1999, the board of directors and stockholders approved the 1999 Employee Stock Purchase Plan (ESPP). WatchGuard implemented the ESPP upon the effectiveness of its initial public offering. Subject to certain limitations, the ESPP permits eligible employees of WatchGuard to purchase common stock through payroll deductions of up to 15% of their compensation. WatchGuard authorized the issuance under the ESPP of a total of 600,000 shares of common stock, plus an automatic annual increase to be added on the first day of each fiscal year, the first of which occurred on January 1, 2000, equal to the least of (a) 400,000 shares, (b) 1.5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in WatchGuard's annual financial statements for the preceding year, and (c) a lesser amount determined by the board of directors.

Common Stock Grant

  In connection with the employment and stock vesting agreement granted to an employee in connection with the BeadleNet acquisition, WatchGuard issued 51,948 unregistered shares of its common stock, valued at $750,000, on the closing date of the acquisition. See Note 12.

Common Shares Reserved

  At December 31, 1999, common stock reserved for future issuance was as follows:

     Exercise of common stock options................................. 7,027,679
     Exercise of common stock warrants................................   225,000
                                                                       ---------
                                                                       7,252,679
                                                                       =========

                         WATCHGUARD TECHNOLOGIES, INC.

7. Net Loss per Share

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

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
                                                  (In thousands, except per
                                                         share data)
Net loss........................................  $ (4,334) $ (9,119) $(16,018)
                                                  ========  ========  ========
Basic and diluted net loss per common share.....  $ (17.17) $ (11.34) $  (1.80)
                                                  ========  ========  ========
Weighted average number of common shares used
 for basic and diluted per share amounts........       252       804     8,903
                                                  ========  ========
Weighted average common shares issuable upon
 pro forma conversion of preferred stock........                         7,761
                                                                      --------
Weighted average number of shares used for pro
 forma per share amounts........................                        16,664
                                                                      ========
Pro forma basic and diluted net loss per share..                      $  (0.96)
                                                                      ========

  For the years ended December 31, 1997, 1998 and 1999, options to purchase 5,227,580, 5,145,268 and 6,502,680 shares of common stock, respectively, and warrants to purchase 245,000, 45,000 and 225,000 shares of common stock, respectively, were excluded from the computation of actual and pro forma diluted net loss per common share, as their effect is antidilutive.

8. Income Taxes

  At December 31, 1999, WatchGuard had a net operating loss carryforward for federal tax purposes of approximately $24 million. The carryforwards begin to expire in 2011. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of WatchGuard's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                     --------------------------
                                                      1997     1998      1999
                                                     -------  -------  --------
                                                          (In thousands)
     Deferred tax assets:
       Net operating loss carryforwards............. $ 1,423  $ 3,358  $  8,216
       Acquisition intangibles......................     --       --      1,179
       Research and development tax credit..........      92      218       313
       Returns reserve..............................     --       215       253
       Allowance for bad debts......................      42      153        60
       Accrued expenses.............................      43      102       214
                                                     -------  -------  --------
     Total deferred tax assets......................   1,600    4,046    10,235
     Valuation allowance............................  (1,600)  (4,046)  (10,235)
                                                     -------  -------  --------
     Net deferred taxes............................. $   --   $   --   $    --
                                                     =======  =======  ========

                         WATCHGUARD TECHNOLOGIES, INC.

  WatchGuard's valuation allowance increased by $1,441,000, $2,446,000 and $6,189,000 in 1997, 1998 and 1999, respectively.

9. 401(k) Retirement Plan

  WatchGuard sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 15% of their pre-tax gross earnings, subject to statutory limitations regarding maximum contributions. WatchGuard may also make a discretionary contribution to the plan. No such contributions have been made by WatchGuard.

10. Commitments

  WatchGuard leases office space and equipment under noncancelable operating leases. Future minimum payments at December 31, 1999 under these leases are as follows (in thousands):

     2000.................................................................. $468
     2001..................................................................  182
     2002..................................................................   24
     2003..................................................................   14
                                                                            ----
                                                                            $688
                                                                            ====

  Two of the officers of WatchGuard are guarantors of part of the office lease.

  Rent expense for 1997, 1998 and 1999 was $134,000, $273,000 and $512,000,
respectively.

11. International Revenues

  WatchGuard licenses and markets its Internet security products and services throughout the world, and operates in a single industry segment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of WatchGuard's assets are located, and the majority of its operating expenses are incurred, at its corporate headquarters. Revenue information by geographic region is the only segment information presented as follows:

                                                        Year Ended December 31,
                                                        ------------------------
                                                         1997     1998    1999
                                                        ------- -------- -------
                                                             (In thousands)
     United States....................................  $ 2,262 $  7,401 $10,303
     Rest of World
       Europe.........................................    1,140    2,049   5,340
       Asia...........................................    1,209    1,106   3,275
       Other..........................................      487      823   1,701
                                                        ------- -------- -------
                                                          2,836    3,978  10,316
                                                        ------- -------- -------
         Total........................................  $ 5,098 $ 11,379 $20,619
                                                        ======= ======== =======

12. Acquisition of BeadleNet, LLC

  On October 19, 1999, WatchGuard acquired the assets of BeadleNet, LLC, a California limited liability company, pursuant to an Asset Purchase Agreement dated as of October 19, 1999, among BeadleNet,

                         WATCHGUARD TECHNOLOGIES, INC.

Productivity Enhancement Products, Inc. (PEP), a member of BeadleNet, Danny M. Beadle, the founder and a member of BeadleNet and the principal shareholder of PEP, and WatchGuard. WatchGuard accounted for the acquisition using the purchase method of accounting. The results of operations of BeadleNet and the fair value of the assets acquired have been included in the financials statements beginning on the acquisition date.

  The total BeadleNet acquisition cost of $9,556,000 is comprised of: (1) $3,406,000 in cash paid at closing, including $1,000,000 paid to PEP in satisfaction of BeadleNet's outstanding liabilities to PEP; (2) 335,931 unregistered shares of WatchGuard common stock issued at closing with a fair value of $4,850,000; (3) an additional $1 million in contingent consideration, comprised of $400,000 in cash and 20,189 unregistered shares of WatchGuard common stock with a fair value of $600,000, which became due upon completion of certain technology items in late December 1999 and was paid in January 2000; and (4) estimated direct acquisition costs of $300,000.

  The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows:

   Inventories...................................................... $    5,000
   Equipment........................................................     69,000
   Intangibles:
     Acquired workforce.............................................    204,000
     Tradenames.....................................................    409,000
     Developed technology...........................................    503,000
     Goodwill.......................................................  4,985,000
                                                                     ----------
       Total intangibles............................................  6,101,000
   Acquired in-process research and development.....................  3,381,000
                                                                     ----------
   Total purchase price............................................. $9,556,000
                                                                     ==========

  Values assigned to the acquired in-process research and development, developed technology and tradenames were determined using a discounted cash flow analysis. The value assigned to the workforce in place was based on replacement cost.

  To determine the value of the in-process research and development, WatchGuard considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and do not have alternative future uses. The entire $3,381,000 allocated to acquired in-process research and development was expensed on the date of acquisition.

  To determine the value of the developed technology, WatchGuard discounted the expected future cash flows of the existing technology product, taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility.

  The lives assigned to the identified intangible assets ranged from two to four years and the life assigned to goodwill was five years. Amortization expense for these intangibles was $245,000 in the fourth quarter of 1999, and was recorded based on the straight-line method.

                         WATCHGUARD TECHNOLOGIES, INC.

  The unaudited pro forma combined historical results presented as if BeadleNet had been acquired at the beginning of each period presented and excluding the nonrecurring one-time charge for in-process research and development are as follows:

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                                                               (unaudited)
Total revenues, net........................................ $ 11,379  $ 20,619
Net loss................................................... $(10,396) $(15,707)
Pro forma net loss per share............................... $ (10.21) $  (1.69)

  In connection with the acquisition, WatchGuard entered into an employment agreement and a stock vesting agreement with Mr. Beadle. Pursuant to the employment agreement, WatchGuard granted Mr. Beadle an option, vesting over a period of four years, to purchase 250,000 shares of WatchGuard common stock at an exercise price of $14.44 per share, the fair value of the stock on the date the option was granted. In consideration of certain of Mr. Beadle's obligations in the employment agreement, including his agreement not to compete with WatchGuard for a period of three years after his employment terminates, WatchGuard also issued to Mr. Beadle 51,948 unregistered shares of WatchGuard common stock, valued at $750,000 on the closing date of the acquisition. The value of this stock has been recorded as deferred stock compensation expense and is being amortized on a straight-line basis over the two-year employment agreement period. Amortization of this deferred stock compensation was $73,000 in the fourth quarter of 1999. Under the stock vesting agreement, 34,632 of these shares will be subject to forfeiture if Mr. Beadle's employment is terminated for cause or if he resigns. One half of these shares will no longer be subject to forfeiture on October 19, 2000 and the remainder will no longer be subject to forfeiture on October 19, 2001.

13. Related-Party Transactions

  The vice president and general manager of WatchGuard's broadband Internet security division is also the founder and principal shareholder of PEP, the former parent of BeadleNet. Since the acquisition date, PEP has provided, and continues to provide, various products and services to WatchGuard. Primarily, PEP supplies products for sale (including purchasing, producing and assembling products), provides office space and facilities services and provides engineering and consulting services during the development of some of WatchGuard's new broadband product offerings. Total expenditures for PEP products and services during 1999 were $448,000 and total amounts due PEP at December 31, 1999 were $361,000. WatchGuard expects that PEP will continue to provide products and services during the first half of 2000 until WatchGuard relocates to a new facility, contracts with new manufacturing sources and fills its open staffing positions, all of which are believed to be reasonably attainable during that time frame.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

        Column A           Column B         Column C          Column D      Column E
------------------------ ------------ --------------------- ------------   ----------
                                            Additions
                                      ---------------------
                                      Charged to Charged to
                          Balance at   Revenue,    Other                   Balance at
                         Beginning of  Costs or  Accounts-- Deductions--     End of
      Description           Period     Expenses   Describe    Describe       Period
------------------------ ------------ ---------- ---------- ------------   ----------
Year ended December 31,
 1997
  Allowance for
   uncollectible
   accounts.............    $   8      $   122     $  --      $     6        $ 124
  Sales return reserve..    $ --       $   --      $  --      $   --         $ --
Year ended December 31,
 1998
  Allowance for
   uncollectible
   accounts.............    $ 124      $   418     $  --      $    93 (A)    $ 449
  Sales return reserve..    $ --       $ 1,655     $  --      $ 1,040 (B)    $ 615
Year ended December 31,
 1999
  Allowance for
   uncollectible
   accounts.............    $ 449      $   129     $  --      $   401 (A)    $ 177
  Sales return reserve..    $ 615      $ 1,083     $  --      $ 1,148 (B)    $ 550

--------
(A) Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(B)  Deductions consist of product returns.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information called for by Part III, Item 10, regarding our directors and executive officers is included in our proxy statement relating to our 2000 annual meeting of stockholders, and is incorporated by reference. The information appears in the proxy statement under the captions "Election of Directors" and "Executive Officers." We will file the proxy statement within 120 days of December 31, 1999, our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

  Information called for by Part III, Item 11, regarding executive compensation is included in our proxy statement relating to our 2000 annual meeting of stockholders, and is incorporated by reference. The information appears in the proxy statement under the caption "Executive Compensation." We will file the proxy statement within 120 days of December 31, 1999, our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Part III, Item 12, regarding beneficial ownership of our stock is included in our proxy statement relating to our 2000 annual meeting of stockholders, and is incorporated by reference. The information in the proxy statement under the caption "Beneficial Ownership of Shares." We will file the proxy statement within 120 days of December 31, 1999, our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding related-party transactions is included in our proxy statement relating to our 2000 annual meeting of stockholders, and is incorporated by reference. The information in the proxy statement under the caption "Certain Transactions." We will file the proxy statement within 120 days of December 31, 1999, our fiscal year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

(1) INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
  Report of Ernst & Young LLP, Independent Auditors........................  45
  Balance Sheets...........................................................  46
  Statements of Operations.................................................  47
  Statements of Stockholders' Equity.......................................  48
  Statements of Cash Flows.................................................  49
  Notes to Financial Statements............................................  50

(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

  Schedule II--Valuation and Qualifying Accounts for each of the three years ended December 31, 1999, 1998 and 1997

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the financial statements or related notes.

(3) EXHIBITS

 Number                               Description
 ------                               -----------
  3.1*  Restated Certificate of Incorporation of the registrant.
  3.2*  Restated Bylaws of the registrant.
 10.1*  Lease Agreement, dated as of March 15, 1996, between COM Realty, Inc.
         and the registrant.
 10.2*  Lease Agreement, dated as of October 10, 1997, between Burke-State
         Bldg. LLC and the registrant.
 10.3*  Lease Agreement, dated as of August 17, 1998, between Cederstrand
         Rentals and the registrant.
 10.4*  Amended and Restated Loan and Security Agreement, dated as of March 20,
         1998, between Silicon Valley Bank and the registrant.
 10.5*  Loan Modification Agreement, dated as of September 18, 1998, between
         Silicon Valley Bank and the registrant.
 10.6*  1996 Stock Incentive Compensation Plan.
 10.7*  Standardized Adoption Agreement Prototype Cash or Deferred Profit-
         Sharing Plan and Trust (401(k) plan), effective as of September 1,
         1998.
 10.8+* Development and Supply Agreement, dated as of March 25, 1998, between
         SMART Modular Technologies, Inc. and the registrant.
 10.9+* OEM Master License Agreement, dated as of August 14, 1997, between RSA
         Data Security, Inc. and the registrant.
 10.10W Asset Purchase Agreement dated as of October 19, 1999, by and among
         BeadleNet, LLC, Productivity Enhancement Products, Inc., Danny M.
         Beadle and WatchGuard Technologies, Inc.
 10.11W Employment Agreement dated as of October 19, 1999, by and between Danny
         M. Beadle and WatchGuard Technologies, Inc.
 10.12W Stock Vesting Agreement dated as of October 19, 1999, by and between
         Danny M. Beadle and WatchGuard Technologies, Inc.
 23.1   Consent of Ernst & Young LLP, independent auditors.
 27.1   Financial Data Schedule

--------
+ Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.

* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-76587) filed by WatchGuard on April 20, 1999, as amended.
W Incorporated by reference to the Current Report on Form 8-K (File No. 000-26819) filed by WatchGuard on November 2, 1999, as amended.

  (b) Reports on Form 8-K

  On November 2, 1999, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, as amended by Form 8-K/A filed on January 3, 2000, reporting our acquisition of BeadleNet, LLC.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WatchGuard Technologies, Inc.

                                              /s/ Christopher G. Slatt
                                          _____________________________________
                                               Name: Christopher G. Slatt
                                          Title: President and Chief Executive
                                                         Officer

                                          Date: February 11, 2000

  Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Christopher G. Slatt          President, Chief Executive  February 11, 2000
______________________________________  Officer and Chairman of
         Christopher G. Slatt           the Board (Principal
                                        Executive Officer)

       /s/ Steven N. Moore             Executive Vice President    February 11, 2000
______________________________________  of Finance, Chief
           Steven N. Moore              Financial Officer,
                                        Secretary, Treasurer and
                                        Director (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Stuart J. Ellman            Director                    February 11, 2000
______________________________________
           Stuart J. Ellman

      /s/ Andrew W. Verhalen           Director                    February 11, 2000
______________________________________
          Andrew W. Verhalen

    /s/ Charles P. Waite, Jr.          Director                    February 11, 2000
______________________________________
        Charles P. Waite, Jr.

                               INDEX TO EXHIBITS

 Number                               Description
 ------                               -----------
  3.1*  Restated Certificate of Incorporation of the registrant.

  3.2*  Restated Bylaws of the registrant.

        Lease Agreement, dated as of March 15, 1996, between COM Realty, Inc.
 10.1*  and the registrant.

        Lease Agreement, dated as of October 10, 1997, between Burke-State
 10.2*  Bldg. LLC and the registrant.

        Lease Agreement, dated as of August 17, 1998, between Cederstrand
 10.3*  Rentals and the registrant.

 10.4*  Amended and Restated Loan and Security Agreement, dated as of March 20,
        1998, between Silicon Valley Bank and the registrant.

 10.5*  Loan Modification Agreement, dated as of September 18, 1998, between
        Silicon Valley Bank and the registrant.

 10.6*  1996 Stock Incentive Compensation Plan.

 10.7*  Standardized Adoption Agreement Prototype Cash or Deferred Profit-
        Sharing Plan and Trust (401(k) plan), effective as of September 1,
        1998.

 10.8+* Development and Supply Agreement, dated as of March 25, 1998, between
        SMART Modular Technologies, Inc. and the registrant.

 10.9+* OEM Master License Agreement, dated as of August 14, 1997, between RSA
        Data Security, Inc. and the registrant.

 10.10W Asset Purchase Agreement dated as of October 19, 1999, by and among
        BeadleNet, LLC, Productivity Enhancement Products, Inc., Danny M.
        Beadle and WatchGuard Technologies, Inc.

 10.11W Employment Agreement dated as of October 19, 1999, by and between Danny
        M. Beadle and WatchGuard Technologies, Inc.

 10.12W Stock Vesting Agreement dated as of October 19, 1999, by and between
        Danny M. Beadle and WatchGuard Technologies, Inc.

 23.1   Consent of Ernst & Young LLP, independent auditors.

 27.1   Financial Data Schedule

--------
+ Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.
* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-76587) filed by the registrant on April 20, 1999, as amended.
W Incorporated by reference to the Current Report on Form 8-K (File No. 000-26819) filed by the registrant on November 2, 1999, as amended.