Form 10-K405/A
period 1999-12-31
WATCHGUARD TECHNOLOGIES INC
filed 2000-05-01
CIK 1062019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-K/A

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

                         Common Stock, $.001 par value

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing sales price of the common stock on March 31, 2000 as reported on the Nasdaq National Market, was approximately $1,004,111,190. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 31, 2000, there were 22,718,643 shares outstanding of the registrant's common stock.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WATCHGUARD TECHNOLOGIES, INC.

                        ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   30

 ITEM 3.  LEGAL PROCEEDINGS.............................................   30

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   30

                                      PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS...........................................   31

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   32

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   33

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   44

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   45

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   66

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   66

 ITEM 11. EXECUTIVE COMPENSATION........................................   67

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   71

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   73

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   73

 SIGNATURES..............................................................  75

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

  Some of our statements in this annual report on Form 10-K are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. You should not unduly rely on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described under "Factors Affecting Our Operating Results, Our Business and Our Stock Price" contained in Part I, Item 1 of this annual report.

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

  Our innovative subscription-based LiveSecurity solution broadcasts threat responses, software updates, information alerts, expert editorials, support flashes and virus alerts over the Internet, enabling enterprises to keep their security systems current with minimal effort. The dynamic nature of our solution is made possible through an updatable security appliance that executes software sent from the remote management system receiving our LiveSecurity broadcasts. Our comprehensive, fully integrated LiveSecurity solution for SMEs and larger enterprises features a firewall, encryption, user authentication, virtual private networking, web surfing control and our LiveSecurity broadcast service. In January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we began shipping in the first quarter of 2000. Our solutions for SOHOs and telecommuters will feature a firewall, virtual private networking, Internet protocol, or IP, sharing and our LiveSecurity broadcast service. We make installing, configuring and monitoring our solutions easy with point-and-click security management.

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


 Easy installation and use We offer (1) a security appliance with plug-in installation, (2) management and security software with an automated installation guide and (3) point-and-click centralized management. These features make it easy for the non-security professional to install, configure and monitor our security system and to receive and implement our LiveSecurity broadcasts.

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

  We intend to maintain our leadership position in comprehensive security for SMEs by expanding and enhancing our Internet security product and service offerings. In September 1999, we introduced our security solution for larger enterprises and, in January 2000, we announced the introduction of our new security solutions for SOHOs and telecommuters, which we began shipping in the first quarter of 2000. We expect to deliver new versions of our major products, including products designed for the emerging broadband Internet connectivity market, approximately two to three times per year. We were the first, and remain the leader, in developing updatable security appliances that execute software sent from a remote management system. Our architecture allows enterprises to quickly and easily deploy new products and services from the central management system, which utilizes a familiar Windows- or web-based interface. Our distributed architecture also facilitates the scalability necessary for ISPs to provide our products and services to their customers at a price enterprises can afford. We intend to continue to enhance our technology and architecture, hire additional network and Internet security experts and continue to invest in product development and product and service enhancements.

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

Internet Service           Media                      Retail
Providers                  KSTW-UPN 11 Television     Norm Thompson
AlphaNet Solutions, Inc.   Reader's Digest            Outfitters, Inc.
AT&T Asia/Pacific Group    Australia                  Rebel Sport Limited
Ltd.                       The Everett Herald
GTE Internetworking,       University of Toronto      Manufacturing
Inc.                       Press                      Bolle Inc.
Internet Initiative                                   Durkan Patterned Carpet,
Japan, IIJ                 Technology                 Inc.
Internet Security          AlphaBlox Corporation      Ferguson
Systems, Inc.              Inc.                       Metals/Aerospace
Interpath                  Bentley Systems,             Alloys Inc.
Communications, Inc.       Incorporated               Graham Steel Corporation
MIS Corporate Defense      e-DOCS.net                 J.E. Dunn Construction
Solutions                  JDA Software Group, Inc.   Company
Nextcom KK                 Pentax Technologies        The Mitchell Gold
PSINet Inc.                Corporation                Company
sunrise communications     Sheridan Software
AG                         Systems, Inc.              Government
Verio, Inc.                                           City of Bellingham, WA
You Tools Corporation/     Education                  City of Dandenong,
 FASTNET                   Boston Architectural       Australia
                           Center                     City of Garden Grove, CA
Services                   Canon City Schools         Lenoir County, NC
Boullioun Aviation         Huntsville Intermediate    Mornington Peninsula
Services                    School District           Shire
Bull Housser & Tupper      Summit Board of              Council, Australia
Camp, Inc.                 Education                  North Carolina State
Catholic Charities         Woodridge School           Ports
Digital Magic              District #68               Pierce County, WA
hawthorne direct inc.                                  Library Service
Javelin Technology         Financial Services
                           Atlantic Mortgage &        Entertainment
Medical                     Investment Corp.          Argosy Gaming Company
Bendigo Health Care        Hudson Valley Federal      Black Hawk Gaming &
Group                       Credit Union                Development Company
CoreCare Systems, Inc.     KDP Investment Advisors    Crave Entertainment,
Health Technologies Pty    McMahan Securities Co.,    Inc.
Ltd                        LP                         Everton Football Club
NeoTherapeutics, Inc.      Seritis Services Group,
PATH                       LLC                        Utilities and
Southeast Alabama          Sunflower Bank             Telecommunications
 Medical Center                                       Globecomm Systems, Inc.
Unimed Pharmaceuticals,                               MACtel
Inc.

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

  We outsource all of our hardware manufacturing and assembly for each of our SME and larger-enterprise solutions and our SOHO and telecommuter solutions to single-source motherboard manufacturers and assembly houses. While the single-source vendors for our SME and larger-enterprise products have produced hardware with acceptable quality, quantity and cost in the past, they may be unable to meet our future demands. Our relationships with the single-source vendors for our SOHO and telecommuter products are new and unproven. Although we believe that we could find another manufacturer and assembly house for each of our product lines, our operations could be disrupted if we have to switch to a replacement vendor or if our hardware supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

We may have to reduce or cease operations if we are unable to obtain the funding necessary to meet our working capital requirements.

  Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or obtain funds through additional financing, we may have to reduce some or all of our development and sales and marketing efforts or cease operations. We believe that existing cash and cash equivalents balances and our existing line of credit, including the net proceeds from our public offering in February 2000, will be sufficient to meet our capital requirements for at least the next 18 months. Our capital requirements depend on several factors, however, including the rate of market acceptance of our products and services, our ability to expand our customer base and the growth of our sales and marketing capabilities. If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or on acceptable terms.

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

  As of December 31, 1999, our directors, executive officers and their affiliates beneficially owned, in the aggregate, approximately 67.8% of our outstanding common stock. After the completion of our public offering of 4,094,000 shares of our common stock in February 2000, our directors, executive officers and their affiliates beneficially owned, in the aggregate, approximately 54.26% of our outstanding common stock. As a result of their concentrated ownership, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership therefore could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

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

  Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. As of March 31, 2000, we had outstanding 22,718,643 shares of common stock. Of these shares, 12,969,521 are restricted as a result of securities laws or lock-up agreements signed by the holder and will be available for sale in the public market as follows:

                                                                     Number of
                   Date of Availability for Sale                       Shares
                   -----------------------------                     ----------
On the date of this annual report...................................    840,026
90 days after the date of the prospectus related to our February
 2000 public offering
 (May 15, 2000)..................................................... 11,720,188
At various times thereafter on the expiration of one-year holding
 periods............................................................    409,307

Credit Suisse First Boston Corporation, the managing underwriter for our public offering, may, in its sole discretion and at any time without prior notice, release all or any portion of the common stock subject to lock-up agreements.

ITEM 2. PROPERTIES

  Our principal administrative, marketing, sales, development and operations facility is located in Seattle, Washington. We occupy approximately 30,000 square feet in our current facility, under two leases that expire in April 2001. On March 1, 2000, we signed a lease for a new, 87,000-square-foot principal facility in Seattle, Washington. We expect to relocate our principal offices to the new facility before the end of 2000. The lease expires in March 2010, with an option to extend. We also maintain a small office in Laguna Hills, California for our broadband Internet security division and a 3,000-square-foot warehouse in Seattle for product fulfillment and distribution. We have the right to lease the Laguna Hills office on a month-to-month basis until October 2000, but we may terminate this lease before that date. We expect to move our broadband Internet security division to new offices before that time. The warehouse lease expires in August 2000, but has two one-year renewal options. We will be relocating or expanding our general office space in Laguna Hills within the next six to eight months, and we expect adequate space to be available on commercially reasonable terms.

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

  The last reported sale price of our common stock on The Nasdaq National Market on April 26, 2000 was $48.25 per share.

Holders

  As of March 31, 2000, there were approximately 89 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

  Since our inception, we have invested heavily in the development of our products and services. In September 1996, we introduced our initial Internet security appliance and began selling our products both domestically and internationally. In 1997, we significantly expanded our sales force, adding 12 sales employees to recruit indirect channel partners around the world, and expanded our distribution efforts in the European and Asia/Pacific markets. In September 1998, we launched our managed security service offering for ISPs. We also continued to recruit and hire additional employees in marketing, development, technical support and finance and invested in our operational infrastructure to support our growth. In February 1999, we launched the broadcast portion of our LiveSecurity products. In July 1999, we completed the initial public offering of our common stock. In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for SOHOs, and formed our new broadband Internet security division. In January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we began shipping in the first quarter of 2000, and in the second quarter of 2000, we expect to introduce MSS solutions for SOHOs and telecommuters.

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
                           =====    =====     =====     =====      =====    ======

Liquidity and Capital Resources

  Since our inception, we have financed our operations primarily through private placements of convertible preferred stock, and most recently through the sale of common stock in our initial public offering in July 1999 and our public offering in February 2000. To date, net proceeds from private placements of preferred stock and our two public offerings have totaled approximately $144.0 million. We have also financed our operations through equipment financing, traditional accounts receivable financing arrangements, bridge financing arrangements and convertible notes.

  We have a working capital revolving line of credit with a bank, secured by our accounts receivable. The line of credit was renegotiated in March 2000 and provides for borrowings not greater than $5.0 million or the amount of the borrowing base. For purposes of the loan, the borrowing base means the sum of 80% of the net amount of our eligible domestic accounts receivable and 50% of the net amount of our eligible foreign accounts receivable. As of December 31, 1999, we had no borrowings on this line of credit, which expires in February 2001 and bears interest at prime plus 0.5% per year. At December 31, 1999, our borrowing base was $2.1 million. Our two term-loan facilities with the same bank, which had a combined balance of $383,000 as of December 31, 1999, were paid off with the proceeds from our public offering in February 2000.

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

  We believe that existing cash and cash equivalents balances and our existing lines of credit, including the net proceeds from our public offering in February 2000, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. The underlying assumed levels of revenues and expenses may prove to be inaccurate, however, and we may need to seek additional funding through public or private financings or other arrangements before that time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

  The following table lists the executive officers, directors and key employees of WatchGuard as of March 31, 2000.

             Name           Age                     Position
             ----           ---                     --------
   Executive Officers
   Christopher G. Slatt....  41 President, Chief Executive Officer and Chairman
                                of the Board
   Steven N. Moore.........  42 Executive Vice President of Finance, Chief
                                Financial Officer, Secretary, Treasurer and
                                Director
   R. Michael Peronto......  43 Vice President and Chief Operating Officer

   Directors
   Stuart J. Ellman........  33 Director
   Andrew W. Verhalen......  43 Director
   Charles P. Waite, Jr. ..  44 Director

  Christopher G. Slatt cofounded WatchGuard in February 1996. Mr. Slatt has served as president, chief executive officer and a director of WatchGuard since its inception, and as chairman of the board since April 1999. From September 1993 to October 1995, he served as a vice president and a general manager of Legent Corporation, a computer software company. Legent Corporation was acquired by Computer Associates International, Inc., a computer software company, in August 1995. He is also a director of a private company. Mr. Slatt holds a B.S.E.E. from the University of Notre Dame.

  Steven N. Moore cofounded WatchGuard in February 1996. Mr. Moore has served as executive vice president of finance of WatchGuard since March 1999, as chief financial officer, secretary, treasurer and a director since inception, and as vice president of finance and operations from inception until March 1999. From September 1993 to September 1995, he served as director of finance of Legent Corporation. Mr. Moore holds a B.S. in finance from Central Washington University.

  R. Michael Peronto has served as vice president and chief operating officer of WatchGuard since March 1999. From February 1997 to November 1998, Mr. Peronto served as president and chief executive officer of Endura Software Corporation, a management software supply company. From September 1994 to February 1997, he served as vice president of publishing products and site manager of Adobe Systems Incorporated, a desktop publishing and graphics software company. From July 1992 to September 1994, he served as general manager of graphic products of Aldus Corporation, a desktop publishing and graphics software company that was acquired by Adobe Systems Incorporated. Mr. Peronto holds a B.A. in economics from UCLA and an M.B.A. from the University of Washington.

  Stuart J. Ellman has served as a director of WatchGuard since April 1998. Mr. Ellman cofounded RRE Ventures LLC, a venture capital firm, and since August 1994 has served as general partner of RRE Ventures LLC and its affiliates and predecessors. He also serves as managing director of RRE Investors, LLC and as a member of RRE Investors II, LLC. He is also a director of several private companies. Mr. Ellman holds a B.A. in economics from Wesleyan University and an M.B.A. from Harvard University.

  Andrew W. Verhalen has served as a director of WatchGuard since May 1997. Since April 1992, Mr. Verhalen has served as a partner of Matrix Partners, a venture capital firm. Before 1992, Mr. Verhalen held senior management positions at 3Com Corporation and Intel Corporation. He is also a director of Copper Mountain Networks, Unwired Planet, Alteon WebSystems Inc., Turnstone Systems and several private technology companies. He holds a B.S.E.E., an M.E. and an M.B.A. from Cornell University.

  Charles P. Waite, Jr. has served as a director of WatchGuard since May 1997. Since December 1987, Mr. Waite has served as a general partner of Olympic Venture Partners, a venture capital firm. He is also a director of Loudeye, Inc., Verity, Inc. and several private companies. Mr. Waite holds an A.B. in history from Kenyon College and an M.B.A. from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and holders of 10% or more of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Commission regulations require executive officers, directors and 10%-or-greater stockholders to give us copies of all Section 16(a) forms they file with the Commission.

  Based solely on our review of the copies of these forms we received, or written representations from reporting persons that no such forms were required for those persons, we believe that during 1999 our executive officers, directors and 10%-or-greater stockholders complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Summary

  The following table lists all compensation earned during 1999 by our chief executive officer and our other executive officers whose compensation exceeded $100,000 in 1999.

                        Summary Compensation Table


                                                                   Long-Term
                                                                  Compensation
                                                                     Awards
                                                     Annual       ------------
                                                  Compensation     Securities
                                               ------------------  Underlying
       Name and Principal Position        Year Salary($) Bonus($)  Options(#)
       ---------------------------        ---- --------- -------- ------------
Christopher G. Slatt..................... 1999 $190,000  $67,203     40,000
 Chief Executive Officer and President    1998  155,000      --      70,000
Steven N. Moore.......................... 1999  171,250   67,203     40,000
 Executive Vice President of Finance,
  Chief Financial Officer,                1998  155,000      --      70,000
 Secretary and Treasurer
R. Michael Peronto....................... 1999  142,019   49,538    440,564
 Vice President and Chief Operating
  Officer(1)

--------

(1)  Mr. Peronto joined WatchGuard in March 1999. His annual salary is
     $175,000.

Option Grants in 1999

  The following table provides information regarding options granted during 1999 to our chief executive officer and our other executive officers whose compensation exceeded $100,000 in 1999. The table includes the potential realizable value over the 10-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the Securities and

Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gains on option exercises will depend on the future performance of our stock.


                     Option Grants in Last Fiscal Year

                                        Individual Grants                  Potential Realizable
                         ------------------------------------------------ Value at Assumed Annual
                         Number of  Percent of Total                       Rates of Stock Price
                         Securities Options Granted                       Appreciation for Option
                         Underlying to Employees in  Exercise                      Term
                          Options     Last Fiscal      Price   Expiration ------------------------
Name                     Granted(#)       Year       ($/Share)    Date       5%($)      10%($)
----                     ---------- ---------------- --------- ---------- ----------- ------------
Christopher G. Slatt....   40,000         1.78%       $14.30    6/17/04   $   158,000 $   349,000
Steven N. Moore.........   40,000         1.78         14.30    6/17/04       158,000     349,000
R. Michael Peronto......  439,564        19.55         13.00    4/12/09     3,594,000   9,107,000
                            1,000            *         13.00    7/30/09         8,000      21,000

--------

 *  Less than 1%

  Approximately 2% of Mr. Slatt's and Mr. Moore's options vest and become exercisable each month, commencing on July 17, 1999. Of the options we granted to Mr. Peronto on April 12, 1999, 25% vested and became exercisable on April 12, 2000 and approximately 2% of the remaining options vest and become exercisable each month after that date. Of the options we granted to Mr. Peronto on July 30, 1999, approximately 2% vest and become exercisable each month, commencing on August 30, 1999. In 1999, we granted options to purchase an aggregate of 2,248,314 shares to employees. We granted all options under our stock option plan at exercise prices that equal the fair market value of our common stock on the date of grant.

 Unexercised Options Held as of December 31, 1999

  The following table provides information regarding unexercised options held as of December 31, 1999 by our chief executive officer and our other executive officers whose compensation exceeded $100,000 in 1999. The value of unexercised options is calculated on the basis of the closing sales price of our common stock on the Nasdaq National Market on December 31, 1999, which was $30.25 per share. The individuals listed below did not exercise any options during 1999.

                       Fiscal Year-End Option Values

                               Number of Securities
                                    Underlying           Value of Unexercised
                              Unexercised Options at    In-the-Money Options at
                                Fiscal Year-End(#)         Fiscal Year-End($)
                             ------------------------- -------------------------
Name                         Exercisable Unexercisable Exercisable Unexercisable
----                         ----------- ------------- ----------- -------------
Christopher G. Slatt........   38,541        71,459    $1,089,569   $1,655,921
Steven N. Moore.............   38,541        71,459     1,089,569    1,655,921
R. Michael Peronto..........      104       440,460         1,794    7,597,935

Compensation Committee Report on Executive Compensation

  The compensation committee of the board of directors has furnished the following report on compensation. The compensation committee, which is comprised of three nonemployee directors, reviews and approves the compensation and benefits for our executive officers, grants stock options to officers and nonemployees under our stock option plan and makes recommendations to the board of directors regarding these matters. The compensation committee applies a similar compensation policy to executives and employees and considers internal and external information in determining compensation.

 Compensation Philosophy

  Our compensation policies are based on the belief that the interests of employees should be closely aligned with those of our stockholders. The compensation policies are designed to achieve the following objectives:

 . Offer compensation opportunities that attract highly qualified employees, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term stockholder value.

 . Maintain a market competitive compensation structure in line with corporate business objectives. The focus is weighted on incentive programs and based on results as measured by both the quarterly and long-term financial performance of Watchguard.

 . Further our short- and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

 Compensation Program

  Our compensation program has three major integrated components: base salary, quarterly bonus awards, and long-term incentives. We emphasize the award of stock options as long-term incentives to executive officers.

  Base Salary. Base salary levels are determined annually by reviewing the skills, performance level, and contribution to the business of individual employees.

  Quarterly Bonus Awards. Quarterly bonus awards are based on individual employee goals and the attainments of quarterly corporate objectives, which are set on a quarterly basis.

  Long-Term Incentives. The compensation committee views stock options as an important part of its long-term, performance-based compensation program. The committee believes that stock ownership is an excellent vehicle for compensating its officers and employees. We provide long-term incentives through our Amended and Restated 1996 Stock Incentive Compensation Plan and our 1999 Employee Stock Purchase Plan, the purpose of which is to create a direct link between executive compensation and increases in stockholder value. Stock options are granted at fair market value and vest in installments generally over four years. Thus, the value of the stockholders' investment must appreciate before the optionee receives any financial benefit. Additionally, the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ. When determining option awards for an executive officer, the committee considers the executive's current contribution to Watchguard's performance, the anticipated contribution to meeting our long-term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option depends on an increase in the price of our common stock, this portion of the executive's compensation is directly aligned with an increase in stockholder value. The committee believes that such stock plans align the interests of the employees with the long-term interests of the stockholders.

 Chief Executive Officer Compensation

  Mr. Slatt's annual salary for 1999 was $200,000. During fiscal 1999, Mr. Slatt was granted a stock option to purchase 40,000 shares of common stock at an exercise price of $14.30 per share, 10% above the fair market value of our common stock on the date of the grant. The stock option will vest in accordance with our customary vesting schedule for performance-based grants as set forth in footnote to the table titled "Options Grants in Last Fiscal Year." Mr. Slatt's base salary, annual incentive award and long-term compensation for 1999 was determined based upon the same factors employed by the committee for executive officers generally.


  Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its chief executive officer and any other of its four most highly compensated executive officers. Compensation that qualifies as "performance-based," however, is excluded from the $1 million limit. The Committee does not presently expect total cash compensation payable for salaries to exceed the $1 million limit for any individual executive. In addition, our stock option plan is designed to qualify as performance-based compensation that is fully deductible by us for income tax purposes. The Committee will continue to monitor the compensation levels potentially payable under our other compensation programs, but intends to retain the flexibility necessary to provide total compensation in line with competitive practice, our compensation philosophy and the best interests of WatchGuard.

                                          Compensation Committee

                                          Stuart J. Ellman

                                          Andrew W. Verhalen

                                          Charles P. Waite, Jr.

Performance Graph

  The following graph shows a comparison of cumulative total stockholder return for WatchGuard, the Nasdaq Stock Market Index and the Nasdaq Computer and Data Processing Index. The graph shows the value as of December 31, 1999 of $100 invested on July 30, 1999, the date of our initial public offering, in WatchGuard common stock, the Nasdaq Stock Market Index (U.S. companies) and the Nasdaq Computer and Data Processing Index.

 Comparison of Cumulative Total Return Among WatchGuard Technologies, Inc., the

  Nasdaq Stock Market Index and the Nasdaq Computer and Data Processing Index

[PERFORMANCE CHART GRAPHIC]

                                                                 July    Dec.
                                                                  30,     31,
                                                                 1999    1999
                                                                ------- -------
   WatchGuard.................................................. $100.00 $226.70
   Nasdaq Stock Market Index (U.S. companies)..................  100.00  149.80
   Nasdaq Computer and Data Processing Index...................  100.00  178.50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

  The following table provides information regarding the actual beneficial ownership of our outstanding common stock as of March 31, 2000 by

  . each person or group that we know beneficially owns 5% or more of our common stock;

  .  each of our directors;

  . our chief executive officer and the other executive officers whose compensation exceeded $100,000 in 1999; and

  .  all of our directors and executive officers as a group.

  The percentage ownership data is based on 22,718,643 shares of WatchGuard common stock outstanding as of March 31, 2000. Under the rules of the Securities and Exchange Commission, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of

March 31, 2000 are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the following beneficial owners can be reached at our principal offices.

                                                                  Percentage of
                                                                    Shares of
                                                Number of Shares  Common Stock
              Name and Address                 Beneficially Owned  Outstanding
              ----------------                 ------------------ -------------
Entities affiliated with Matrix IV Management
 Co., L.P.(1)................................       2,908,291         12.80%
 2500 Sand Hill Road
 Menlo Park, CA 94025
Entities affiliated with Olympic Venture
 Partners(2).................................       2,670,628         11.76
 2420 Carillon Point
 Kirkland, WA 98033
Entities affiliated with RRE Investors II,
 LLC(3)......................................       1,017,288          4.48
 156 East 56th St., 22nd Floor
 New York, NY 10022
Stuart J. Ellman(4)..........................       1,017,288          4.48
Andrew W. Verhalen(5)........................       2,908,291         12.80
Charles P. Waite, Jr.(6).....................       2,670,628         11.76
Christopher G. Slatt(7)......................       2,532,429         11.12
Steven N. Moore(8)...........................       2,532,429         11.12
R. Michael Peronto(9)........................         120,019             *
Directors and executive officers as a group
 (6 persons)(10).............................      11,781,084         51.36

--------

  *   Less than 1%

 (1) Matrix IV Management Co., L.P. is the general partner of each of Matrix Partners IV, L.P. and Matrix Entrepreneurs Fund, L.P., and thus is deemed to beneficially own the shares held by these entities. Andrew W. Verhalen, a director of WatchGuard, is a general partner of Matrix IV Management Co., L.P.

 (2) Includes 1,189,680 shares held by Olympic Venture Partners III, L.P. and OVP III Entrepreneurs Fund, L.P. OVMC III, L.P. is the general partner of Olympic Venture Partners III, L.P. and of OVP III Entrepreneurs Fund, L.P., and thus is deemed to beneficially own the shares held by these entities. Also includes 1,480,948 shares held by Olympic Venture Partners IV, L.P. and OVP IV Entrepreneurs Fund, L.P. OVMC IV, LLC is the general partner of Olympic Venture Partners IV, L.P. and of OVP IV Entrepreneurs Fund, L.P., and thus is deemed to beneficially own the shares held by these entities. OVMC III, L.P. and OVMC IV, LLC disclaim beneficial ownership of these shares except to the extent of their pecuniary interest in these shares. Charles P. Waite, Jr., a director of WatchGuard, is a general partner of OVMC III, L.P. and a managing member of OVMC IV, LLC.

 (3) RRE Investors II, LLC is the managing member of RRE Investors, L.P. and the indirect managing member of RRE Investors Fund, L.P., and thus is deemed to beneficially own the shares held by these entities. Stuart J. Ellman, a director of WatchGuard, is a member of RRE Investors II, LLC.

 (4) Mr. Ellman is a member of RRE Investors II, LLC, which is the direct or indirect managing member of each of the entities affiliated with it. Mr. Ellman disclaims beneficial ownership of the shares held by the entities affiliated with RRE Investors II, LLC, except to the extent of his pecuniary interest arising from his interest in RRE Investors II, LLC.

 (5) Represents 2,908,291 shares held by entities affiliated with Matrix IV Management Co., L.P. Mr. Verhalen is a general partner of Matrix IV Management Co., L.P., which the general partner of each of the entities affiliated with it. Mr. Verhalen disclaims beneficial ownership of the shares held by the entities affiliated with Matrix IV Management Co., L.P., except to the extent of his pecuniary interest arising from his interest in Matrix IV Management Co., L.P.

 (6) Represents 2,670,628 shares held by entities affiliated with OVMC III, L.P. and OVMC IV, LLC. Mr. Waite is a general partner of OVMC III, L.P., which is the general partner of Olympic Venture Partners III, L.P. and of OVP III Entrepreneurs Fund, L.P. Mr. Waite is also a managing member of OVMC IV, LLC, which is the general partner of Olympic Venture Partners IV, L.P. and of OVP IV Entrepreneurs Fund, L.P. Mr. Waite disclaims beneficial ownership of the shares held by Olympic Venture Partners III, L.P., OVP III Entrepreneurs Fund, L.P., Olympic Venture Partners IV, L.P. and OVP IV Entrepreneurs Fund, L.P., except to the extent of his pecuniary interest arising from his interest in these entities.

 (7) Includes 300,000 shares held by Venus Capital LLC and 49,999 shares subject to options exercisable within 60 days of March 31, 1999.

 (8) Includes 300,000 shares held by Baja Investment Co. LLC and 49,999 shares subject to options exercisable within 60 days of March 31, 1999.

 (9) Includes 119,234 shares subject to options exercisable within 60 days of March 31, 1999.

(10) Includes 219,232 shares subject to options exercisable within 60 days of March 31, 1999.

Change-of-Control Arrangements

  Under Mr. Peronto's stock option letter agreement, if a change of control of WatchGuard occurs, half of the unvested shares subject to the option for 439,564 shares granted on April 12, 1999 will vest and become exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

(3) EXHIBITS

 Number                               Description
 ------                               -----------
  3.1*           Restated Certificate of Incorporation of the registrant.
  3.2*           Restated Bylaws of the registrant.
 10.1*           Lease Agreement, dated as of March 15, 1996, between COM Realty, Inc.
                  and the registrant.
 10.2*           Lease Agreement, dated as of October 10, 1997, between Burke-State
                  Bldg. LLC and the registrant.
 10.3*           Lease Agreement, dated as of August 17, 1998, between Cederstrand
                  Rentals and the registrant.
 10.4*           Amended and Restated Loan and Security Agreement, dated as of March 20,
                  1998, between Silicon Valley Bank and the registrant.
 10.5*           Loan Modification Agreement, dated as of September 18, 1998, between
                  Silicon Valley Bank and the registrant.
 10.6*           1996 Stock Incentive Compensation Plan.
 10.7*           Standardized Adoption Agreement Prototype Cash or Deferred Profit-
                  Sharing Plan and Trust (401(k) plan), effective as of September 1,
                  1998.
 10.8+*          Development and Supply Agreement, dated as of March 25, 1998, between
                  SMART Modular Technologies, Inc. and the registrant.
 10.9+*          OEM Master License Agreement, dated as of August 14, 1997, between RSA
                  Data Security, Inc. and the registrant.
 10.10(Omega)    Asset Purchase Agreement, dated as of October 19, 1999, by and among
                  BeadleNet, LLC, Productivity Enhancement Products, Inc., Danny M.
                  Beadle and WatchGuard Technologies, Inc.
 10.11(Omega)    Employment Agreement, dated as of October 19, 1999, by and between
                  Danny M. Beadle and WatchGuard Technologies, Inc.
 10.12(Omega)    Stock Vesting Agreement, dated as of October 19, 1999, by and between
                  Danny M. Beadle and WatchGuard Technologies, Inc.
 10.13           Lease Agreement, dated as of March 1, 2000, between 505 Union Station
                  Ltd. and the registrant.
 10.14           Loan Modification Agreement, dated as of March 21, 2000, between
                  Silicon Valley Bank and the registrant.
 23.1            Consent of Ernst & Young LLP, independent auditors.
 27.1(Beta)      Financial Data Schedule

--------
+ Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.
* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-76587) filed by WatchGuard on April 20, 1999, as amended.

(Omega) Incorporated by reference to the Current Report on Form 8-K (File No. 000-26819) filed by the registrant on November 2, 1999, as amended.


(Beta) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26819) filed by the registrant on February 11, 2000.

  (b) Reports on Form 8-K

  On November 2, 1999, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, as amended by Form 8-K/A filed on January 3, 2000, reporting our acquisition of BeadleNet, LLC.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WatchGuard Technologies, Inc.

                                              /s/ Christopher G. Slatt
                                          _____________________________________
                                               Name: Christopher G. Slatt
                                          Title: President and Chief Executive
                                                         Officer

                                          Date: April 28, 2000

  Pursuant to the requirements of the Securities Act of 1934, as amended, this amendment to this report has been signed by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Christopher G. Slatt          President, Chief Executive   April 28, 2000
______________________________________  Officer and Chairman of
         Christopher G. Slatt           the Board (Principal
                                        Executive Officer)

       /s/ Steven N. Moore             Executive Vice President     April 28, 2000
______________________________________  of Finance, Chief
           Steven N. Moore              Financial Officer,
                                        Secretary, Treasurer and
                                        Director (Principal
                                        Financial and Accounting
                                        Officer)

                                       Director
______________________________________
           Stuart J. Ellman

      /s/ Andrew W. Verhalen           Director                     April 28, 2000
______________________________________
          Andrew W. Verhalen

    /s/ Charles P. Waite, Jr.          Director                     April 28, 2000
______________________________________
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

 10.6*          1996 Stock Incentive Compensation Plan.

 10.7*          Standardized Adoption Agreement Prototype Cash or Deferred Profit-
                Sharing Plan and Trust (401(k) plan), effective as of September 1,
                1998.

 10.8+*         Development and Supply Agreement, dated as of March 25, 1998, between
                SMART Modular Technologies, Inc. and the registrant.

 10.9+*         OEM Master License Agreement, dated as of August 14, 1997, between RSA
                Data Security, Inc. and the registrant.

 10.10(Omega)   Asset Purchase Agreement, dated as of October 19, 1999, by and among
                BeadleNet, LLC, Productivity Enhancement Products, Inc., Danny M.
                Beadle and WatchGuard Technologies, Inc.

 10.11(Omega)   Employment Agreement, dated as of October 19, 1999, by and between
                Danny M. Beadle and WatchGuard Technologies, Inc.

 10.12(Omega)   Stock Vesting Agreement, dated as of October 19, 1999, by and between
                Danny M. Beadle and WatchGuard Technologies, Inc.

 10.13          Lease Agreement, dated as of March 1, 2000, between 505 Union Station
                Ltd. and the registrant.

 10.14          Loan Modification Agreement, dated as of March 21, 2000, between
                Silicon Valley Bank and the registrant.

 23.1           Consent of Ernst & Young LLP, independent auditors.

 27.1(Beta)     Financial Data Schedule


--------
+ Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.
* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-76587) filed by the registrant on April 20, 1999, as amended.
(Omega) Incorporated by reference to the Current Report on Form 8-K (File No. 000-26819) filed by the registrant on November 2, 1999, as amended.

(Beta) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26819) filed by the registrant on February 11, 2000.