Form 10-Q
period 2000-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2000-05-15
CIK 1062019

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended                 Commission File Number  000-26819
March 31, 2000
--------------


                         WATCHGUARD TECHNOLOGIES, INC.
                         -----------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                        91-1712427
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                    316 Occidental Avenue South, Suite 200
                    --------------------------------------
                               Seattle WA 98104
                               ----------------
             (Address of Principal Executive Offices)  (Zip Code)


      Registrant's telephone number, including area code:  (206) 521-8340
                                                           --------------

                                Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
              22,866,547 shares of WatchGuard common stock were outstanding as of May 5, 2000.

                         WATCHGUARD TECHNOLOGIES, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
     -    Balance Sheets as of March 31, 2000 and December 31, 1999.......   3

     -    Statements of Operations for the three months ended
           March 31, 2000 and 1999........................................   4

     -    Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999........................................   5

     -    Notes to Financial Statements...................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  14

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................  16

Item 6.   Exhibits and Reports on Form 8-K................................  16

                        PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


                         WATCHGUARD TECHNOLOGIES, INC.

                                BALANCE SHEETS
                                --------------
                (in thousands, except share and per share data)

                                                                                      March 31,                December 31,
                                                                                        2000                       1999
                                                                                        ----                       ----
                                                                                     (unaudited)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                            $ 50,282                   $  1,903
 Securities available for sale                                                          63,135                     24,498
 Trade accounts receivable, net                                                          6,356                      3,772
 Inventories                                                                             3,391                      2,013
 Prepaid expenses and other receivables                                                  2,276                      1,275
                                                                         ---------------------      ---------------------
  Total current assets                                                                 125,440                     33,461

Equipment and furniture, net                                                             2,084                      1,927
Goodwill, intangibles and other assets                                                   5,568                      5,923
                                                                         ---------------------      ---------------------
Total assets                                                                          $133,092                   $ 41,311
                                                                         =====================      =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                     $  4,817                   $  2,088
 Accrued  expenses                                                                       1,674                      2,362
 Deferred revenue                                                                        5,492                      4,233
 Equipment term loan                                                                        --                        383
                                                                         ---------------------      ---------------------
  Total current liabilities                                                             11,983                      9,066

Stockholders' equity:
 Preferred stock, par value $0.001 per share, 10,000,000 shares                             --                         --
      authorized; 0 shares issued and outstanding at March 31, 2000 and
      December 31, 1999
 Common stock, par value $0.001 per share, 80,000,000 shares                                23                         19
       authorized; 22,718,643 and 19,511,752 shares issued and
       outstanding at March 31, 2000 and December 31, 1999, respectively
 Additional paid-in capital                                                            155,250                     63,694
 Stock-based compensation                                                               (1,217)                    (1,452)
 Accumulated other comprehensive loss                                                     (312)                       (77)
 Accumulated deficit                                                                   (32,635)                   (29,939)
                                                                         ---------------------      ---------------------
  Total stockholders' equity                                                           121,109                     32,245
                                                                         ---------------------      ---------------------
Total liabilities and stockholders' equity                                            $133,092                   $ 41,311
                                                                         =====================      =====================

---------------------
The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.

                           STATEMENTS OF OPERATIONS
                           ------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                            ----------------------------------------
                                                                                   2000                   1999
                                                                            -----------------      -----------------
Revenues
 Product                                                                              $ 8,494                $ 3,387
 Service                                                                                1,308                    551
                                                                            -----------------      -----------------
    Total revenues                                                                      9,802                  3,938

Cost of revenues                                                                        3,523                  1,635
                                                                            -----------------      -----------------
Gross margin                                                                            6,279                  2,303

Operating expenses:
 Sales and marketing                                                                    5,559                  2,841
 Research and development                                                               2,521                  1,426
 General and administrative                                                             1,154                    912
 Stock-based compensation                                                                 236                    253
 Amortization of goodwill and other intangibles                                           368                      -
                                                                            -----------------      -----------------
    Total operating expenses                                                            9,838                  5,432
                                                                            -----------------      -----------------
Loss from operations                                                                   (3,559)                (3,129)

Interest income (expense), net                                                            863                    (84)
                                                                            -----------------      -----------------
Net loss                                                                              $(2,696)               $(3,213)
                                                                            =================      =================
Basic and diluted net loss per share                                                  $ (0.13)               $ (2.28)
                                                                            =================      =================
Shares used in the calculation of basic and diluted net loss per share                 21,243                  1,407
                                                                            =================      =================

---------------------
The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                (in thousands)
                                  (unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                 --------------------------------------------
                                                                                          2000                     1999
                                                                                 -------------------      -------------------
OPERATING ACTIVITIES
 Net loss                                                                                   $ (2,696)                 $(3,213)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                                  246                      118
   Amortization of goodwill and intangibles                                                      368                       --
   Amortization of stock-based compensation                                                      236                      254
   Provision for sales returns and allowances                                                    209                      400
   Provision for bad debt expense                                                                145                      124
   Noncash interest expense                                                                       --                       29
   Changes in operating assets and liabilities:
     (Increase) in trade accounts receivable                                                  (2,938)                  (1,341)
     (Increase) decrease in inventories                                                       (1,378)                     435
     (Increase) decrease in prepaid expenses and other receivables                            (1,001)                      27
     (Increase) decrease in goodwill, intangibles and other assets                               (13)                      31
     Increase in accounts payable and accrued expenses                                         2,041                      429
     Increase in deferred revenue                                                              1,259                      623
                                                                                 -------------------      -------------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (3,522)                  (2,084)

INVESTING ACTIVITIES
 Purchase of equipment and furniture                                                            (403)                    (528)
 Proceeds from maturities of marketable securities                                             2,000                       --
 Purchases of marketable securities                                                          (40,872)                      --
                                                                                 -------------------      -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (39,275)                    (528)

FINANCING ACTIVITIES
 Borrowings on line of credit and notes payable                                                   --                    2,971
 Issuance of warrants                                                                             --                      155
 Principal repayments on line of credit and notes payable                                       (383)                    (188)
 Proceeds from sale of common stock/employee stock purchase plan                                 512                       --
 Proceeds from sale of common stock, net of expenses                                          90,437                       --
 Proceeds from exercise of common stock options and warrants                                     610                        8
                                                                                 -------------------      -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     91,176                    2,946
                                                                                 -------------------      -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     48,379                      334

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,903                    1,712
                                                                                 -------------------      -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 50,282                  $ 2,046
                                                                                 ===================      ===================

---------------------
The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

     WatchGuard Technologies, Inc. ("WatchGuard") is in the business of developing and marketing Internet security solutions that incorporate a security appliance, security and management software and an Internet-based broadcast service designed to keep its products current. WatchGuard was incorporated in Washington on February 14, 1996 and maintains its headquarters in Seattle, Washington. In May 1997, WatchGuard reincorporated in Delaware. In conjunction with the reincorporation, WatchGuard changed its name from Seattle Software Labs, Inc. to WatchGuard Technologies, Inc. in August 1997.

     Interim Financial Information

     The accompanying unaudited financial statements of WatchGuard Technologies, Inc., which include the December 31, 1999 balance sheet that was derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, this information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in WatchGuard's Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission ("SEC").

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

     In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the second quarter of 2000. WatchGuard has reviewed the requirements of the new standard and believes its current revenue recognition policies to be in compliance with SAB 101. However, WatchGuard will continue to review new interpretations of this standard as they become available and will make adjustments to internal policy if deemed appropriate.

     Comprehensive Loss

     Comprehensive loss is comprised of net loss and unrealized gains and losses on marketable securities. Comprehensive loss was $2.9 million and $2.1 million for the three months ended March 31, 2000 and 1999, respectively.

     Reclassifications

     Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL

     Accounts Receivable

     Accounts receivable consisted of the following (in thousands):     March 31,           December 31,
                                                                          2000                  1999
                                                                   ----------------      ----------------
     Trade accounts receivable                                               $7,242                $4,499
     Reserve for returns and allowances                                        (580)                 (550)
     Allowance for uncollectible accounts                                      (306)                 (177)
                                                                   ----------------      ----------------
     Total net accounts receivable                                           $6,356                $3,772
                                                                   ================      ================

     Inventories

     Inventories consisted of the following (in thousands):             March31,           December 31,
                                                                          2000                 1999
                                                                   ----------------     ----------------
     Finished goods                                                          $1,294               $1,093
     Components                                                               2,097                  920
                                                                   ----------------     ----------------
                                                                             $3,391               $2,013
                                                                   ================     ================

NOTE 4 - PUBLIC OFFERING

     On February 15, 2000, WatchGuard issued 1,780,000 shares of its common stock at a public offering price of $54.125 per share. The offering also included an additional 2,314,000 shares of common stock sold by selling stockholders, including those sold pursuant to the exercise of the underwriters over-allotment option. The proceeds to WatchGuard from the offering were approximately $90.4 million, net of $5.9 million in offering expenses, underwriting discounts and commissions.

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

     The components of calculating net loss per share are set forth in the following table (in thousands, except per share data):

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                          --------------------------------------------
                                                                                  2000                     1999
                                                                          -------------------      -------------------
Net loss                                                                              $(2,696)                 $(3,213)
                                                                          ===================      ===================

Weighted average number of shares:
     For basic earnings per share                                                      21,243                    1,407

Effect of dilutive securities:
     Employee stock options                                                                --                       --
                                                                          -------------------      -------------------
Weighted average number of shares:
     For diluted earnings per share                                                    21,243                    1,407

Pro forma adjustment for convertible
     preferred stock                                                                       --                   13,425
                                                                          -------------------      -------------------
Pro forma weighted average shares                                                      21,243                   14,832
                                                                          ===================      ===================
Net loss per share:
     Basic and diluted                                                                $ (0.13)                 $ (2.28)
                                                                          ===================      ===================

     Pro forma basic and diluted                                                      $ (0.13)                 $ (0.22)
                                                                          ===================      ===================

     Pro forma results for the three months ended March 31, 2000 and 1999 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. Shares used in computing of pro forma basic and diluted net loss per share assumes the conversion of all preferred stock to common stock at the time of issuance, and is presented for comparative purposes only.

     Options to purchase 5,732,650 shares of common stock and warrants to purchase 210,000 shares of common stock were outstanding as of March 31, 2000. These options and warrants were excluded from the computation of actual and pro forma diluted net loss per common share because their effect was antidilutive.

NOTE 6 - INTERNATIONAL REVENUES

     WatchGuard licenses and markets its Internet security products and services throughout the world and operates in a single industry segment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of WatchGuard's assets are located, and the majority of its operating expenses are incurred, at its corporate headquarters. Revenue information by geographic region, is as follows (in thousands):

                                                                    Three Months
                                                                   Ended March 31,
                                                     -------------------------------------------
                                                             2000                    1999
                                                     -------------------     -------------------
     United States                                                $4,533                  $2,101
     Rest of World                                                 5,269                   1,837
                                                     -------------------     -------------------
     Total                                                        $9,802                  $3,938
                                                     ===================     ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of WatchGuard's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto. References to "we," "our" and "us" in this quarterly report refer to WatchGuard Technologies, Inc.

Special Note Regarding Forward-Looking Information

     This quarterly report contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. You should not unduly rely on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our filings with the SEC, including our Annual Report on Form 10-K/A for the year ended December 31, 1999.

Overview

     WatchGuard is a leading provider of Internet security solutions that protect enterprises or telecommuters using the Internet for electronic commerce and communications. Our core market is small- to medium-sized enterprises, or SMEs, and we have recently expanded our marketing focus to include larger enterprises as well as small offices and home offices, or SOHOs, and telecommuters, particularly those using the broadband Internet connections. Our innovative subscription-based LiveSecurity solution broadcasts threat responses, software updates, information alerts, expert editorials, support flashes and virus alerts over the Internet, enabling enterprises to keep their security systems current with minimal effort.

     Since our inception, we have invested heavily in the development of our products and services. In September 1996, we introduced our initial Internet security appliance and began selling our products both domestically and internationally. In 1997, we significantly expanded our worldwide sales and marketing efforts, and in 1998 we launched our managed security offering for internet security providers ("ISPs"), and introduced our second-generation security appliances, which added significant functionality to our existing product lines. We have continued to recruit and hire additional employees in marketing, development, technical support and finance and invested in our operational infrastructure to support our growth. In February 1999, we launched the broadcast portion of our LiveSecurity products. In July 1999, we completed our initial public offering of our common stock. In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for small office and home offices, or SOHOs, and formed our new broadband Internet security division. During the first quarter of 2000 we issued an additional 1,780,000 shares of common stock and completed another public offering. In addition, during January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we began shipping in the first quarter of 2000. In the second quarter of 2000, we expect to introduce MSS solutions for SOHOs and telecommuters.

     Our revenues were $5.1 million in 1997, our first full year of operations. Our revenues totaled $11.4 million in 1998, representing a 123% increase over 1997, and grew to $20.6 million in 1999, representing an 81% increase over 1998. Product revenues, as a percentage of total revenues were 98% in 1997, 94% in 1998 and 84% in 1999. Service revenues, though small, are growing and are expected to be a significant component of our revenues in the future as we expand our LiveSecurity subscription-based broadcast service. Service revenues as a percentage of total revenues were 2% in 1997, 6% in 1998 and 16% in 1999. As a result of our investments in our worldwide sales and distribution channels, development of new products and services, brand development and our operational infrastructure, we have incurred net losses in each fiscal quarter. As of March 31, 2000, we had an accumulated deficit of $32.6 million. We anticipate significant growth in our operating expenses as we continue to expand our business. In the future, however, we expect our operating expenses to begin to decline as a percentage of total revenues.

Sources of Revenues and Revenue Recognition Policy

     We generate revenues through:

     * sales of products and service subscriptions through our indirect distribution partners at a discount from list price;

     * sales of products and service subscriptions directly and, from time to time, indirectly through our distributors, to our ISP customers at volume pricing rates; and

     * from time to time, sales of service subscription renewals directly to our enterprise customers at list price.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                                  Three Months Ended March 31,
                                                          -----------------------------------------
                                                                 2000                    1999
                                                          -----------------       -----------------
Statement of Operations Data:

Revenues:
  Product                                                              86.7%                   86.0 %
  Service                                                              13.3                    14.0
                                                          -----------------       -----------------
     Total revenues                                                   100.0                   100.0

Cost of revenues                                                       35.9                    41.5
                                                          -----------------       -----------------

Gross margin                                                           64.1                    58.5

Operating expenses:
  Sales and marketing                                                  56.7                    72.1
  Research and development                                             25.7                    36.2
  General and administrative                                           11.8                    23.1
  Stock-based compensation                                              2.4                     6.4
  Amortization of goodwill
    and other intangibles                                               3.8                      --
                                                          -----------------       -----------------
     Total operating expenses                                         100.4                   137.9
                                                          -----------------       -----------------
Loss from operations                                                  (36.3)                  (79.5)

Interest income (expense), net                                          8.8                    (2.1)
                                                          -----------------       -----------------
Net loss                                                              (27.5)%                 (81.6)%
                                                          =================       =================

Three Months Ended March 31, 2000 and 1999

Revenues

     Total revenues, which consist of product revenues and service revenues, increased from $3.9 million in the three months ended March 31, 1999 to $9.8 million in the three months ended March 31, 2000, an increase of 149%. During these periods, no one customer accounted for 10% of total revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 47% of total revenues in the three months ended March 31, 1999 and 54% in the three months ended March 31, 2000.

     Product revenues include (1) the perpetual software license fees for our security management system and the sale of our security appliance as part of the LiveSecurity System, including our new SOHO product line, and (2) the sale of our NOC, or network operations center, security suite software license and our security appliance as part of LiveSecurity for MSS. Product revenues increased from $3.4 million in the three months ended March 31, 1999 to $8.5 million in the three months ended March 31, 2000, an increase of 151%. As a percentage of total revenues, product revenues increased from 86% in the three months ended March 31, 1999 to 87% in the three months ended March 31, 2000. We do not believe that the historical percentage growth rates of product revenues will be sustainable as our revenue base increases. Historically, we have generated the majority of our revenues from our product sales, which, until the introduction of LiveSecurity for MSS in late 1998, consisted primarily of the sale of our LiveSecurity System for the enterprise. Product revenues from LiveSecurity for MSS are growing and are expected to be a more significant component of our revenues in the future.

     Service revenues include the annual fee for our LiveSecurity broadcast service and annual client licenses for MSS, which are sold as a part of the LiveSecurity System and LiveSecurity for MSS. Service revenues increased from $551,000 in the three months ended March 31, 1999 to $1.3 million in the three months ended March 31, 2000, an increase of 137%. As a percentage of total revenues, service revenues decreased slightly from 14% in the three months ended March 31, 1999 to 13% in the three months ended March 31, 2000, which reflects the significant growth in product revenues. Our deferred service revenue balance has increased from $4.2 million at December 31, 1999 to $5.5 million at March 31, 2000, an increase of 30%. As renewals of our service subscriptions and annual client licenses for the LiveSecurity System and LiveSecurity for MSS increase, we expect service revenues as a percentage of total revenues to increase.

     Revenues from our LiveSecurity for MSS from ISP's have increased in amount during each quarter since we introduced the product. Total revenues for the LiveSecurity System increased from $3.4 million for the three months ended March 31, 1999 to $8.2 million for the three months ended March 31, 2000, an increase of 137%, while total revenues from LiveSecurity for MSS from ISP's increased from $551,000 for the three months ended March 31, 1999 to $1.6 million for the three months ended March 31, 2000, an increase of 190%. As a percentage of total revenues, LiveSecurity for MSS revenues increased from 14%
for the first quarter of 1999 to 16% for the first quarter of 2000.   The
increase in LiveSecurity for MSS revenues, both in dollars and as a percentage of total revenues, is attributable to the growing number of enterprises seeking security protection through their ISPs and an increase in the number of ISPs with which we contract to offer the LiveSecurity for MSS service.

     We established a returns and allowances reserve in 1998 to address the return rights and pricing protection rights of some of our customers, primarily related to anticipated returns originating from the introduction of a new version of our security appliance, the Firebox II, during the last half of 1998. The provision for sales returns and allowances was $400,000, or 10% of total revenues, for the three months ended March 31, 1999 and $209,000, or 2% of total revenues, for the three months ended March 31, 2000. The provision, as a percentage of total revenues, for the three months ended March 31, 2000 as compared to the provision for both the three months ended March 31, 1999 and for all of 1999, reflects a reduction in the expected returns and pricing protection allowances based on actual results over the last several quarters, and no recent introduction of replacement products or major changes in our product and service pricing.

     Cost of Revenues and Gross Margin

     Cost of revenues consists of product and service costs, which include the costs of manufacturing our security appliance, product packaging, third-party product licensing fees and our technical support organization, including costs associated with our LiveSecurity broadcast service. Cost of revenues increased from $1.6 million in the three months ended March 31, 1999 to $3.5 million in the three months ended March 31, 2000. As a percentage of total revenues, cost of revenues were 42% in the three-month period ended March 31, 1999 and 36% in the three-month period ended March 31, 2000.

     The dollar increases in cost of revenues were primarily due to increases in sales volume. The cost of revenues as a percentage of total revenues reflects a
1) decrease in the cost of manufacturing our Firebox II security appliance during the past year; and 2) an increase in personnel-related costs of our service organization, that was offset by the increased leverage of our service costs against an increasing rate of service revenues. While we expect to continue to streamline manufacturing and gain cost-savings over time, increased revenues originating from the higher initial production costs of our SOHO products may negatively impact gross margins in the short term. Therefore, we do not expect our gross margins to improve during the second quarter of 2000. Over time, as volume levels increase, we expect the unit costs to manufacture both the Firebox II and the SOHO products to decrease. However, we cannot predict if or when this reduction will occur. We expect service costs to increase in total dollar amount as our user base expands. For the longer term, as revenues from service subscriptions increase and become a greater percentage of total revenues, we expect our gross margin to increase.

Operating Expenses

     Sales and Marketing.   Sales and marketing expenses include salaries,
commissions and related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Overall, sales and marketing expenses increased from $2.8 million in the three months ended March 31, 1999 to $5.6 million in the three months ended March 31, 2000, an increase of 96%. As a percentage of total revenues, sales and marketing expenses decreased from 72% in the three months ended March 31, 1999 to 57% in the three months ended March 31, 2000. The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

     * an increase in variable marketing costs from $492,000 to $2.2 million, reflecting increased advertising to achieve market awareness, and the cost of channel programs for increased channel distribution efforts;

     * an increase in salaries, commissions, recruiting and related expenses from $1.5 million to $1.9 million; and

     * an increase in travel and related expenses from $519,000 to $708,000.

     The decrease in sales and marketing expenses as a percentage of total revenues reflects both increased productivity of and efficiencies in managing our indirect channel network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products. We will continue to invest in sales and marketing programs designed to increase distribution, but we expect to see a gradual reduction in sales and marketing expenses over time as a percentage of total revenues.

     Research and Development.   Research and development expenses consist of
salaries, computing equipment and software tools, nonrecurring costs associated with our security appliance prototypes and payment of designers and contractors. Research and development expenses increased from $1.4 million in the three months ended March 31, 1999 to $2.5 million in the three months ended March 31, 2000, an increase of 77%. As a percentage of total revenues, research and development expenses decreased from 36% in the three months ended March 31, 1999 to 26% in the three months ended March 31, 2000. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our enterprise product line, including the SOHO products, development and enhancement of our LiveSecurity for MSS product and our efforts to respond to new and emerging security threats through our LiveSecurity broadcast service. Specifically, major components of the change included:

     * an increase in payroll and related expenses from $930,000 to $1.8 million; and

     * an increase in costs associated with security appliance prototypes from $104,000 to $215,000 for our new SOHO product line and enhancement of our traditional firebox.

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

     General and Administrative.   General and administrative expenses include
costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $912,000 in the three months ended March 31, 1999 to $1.2 million in the three months ended March 31, 2000, an increase of 27%. As a percentage of total revenues, general and administrative expenses decreased from 23% in the three months ended March 31, 1999 to 12% in the three months ended March 31, 2000. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations and our changes as a public company.

We expect that these expenses will continue to increase in total dollar amounts but will decrease as a percentage of total revenues.

     Deferred Compensation. Deferred compensation is recorded as the difference between the exercise price of options we granted and the fair value for financial reporting purposes of our common stock during the periods in which the options were granted and for the value of common stock issued in connection with an employment agreement associated with the acquisition of BeadleNet. Deferred compensation is amortized over the vesting periods of the options. Total amortization of compensation expense was $253,000 for the three months ended March 31, 1999 and $236,000 for the three months ended March 31, 2000. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative for the three months ended March 31, 2000 was $51,000, $164,000 and $21,000, respectively, and was $96,000, $121,000, and $37,000, respectively, for the three months ended March 31, 1999.

Interest Income (Expense)

     Interest expense of $93,000 in the three months ended March 31, 1999 resulted from borrowings on our bank line of credit and our equipment term loan, and was partially offset by $9,000 of interest income generated from our investment of proceeds from the sale of preferred stock in prior periods. Interest income of $911,000 in the three months ended March 31, 2000 was generated from our investment of proceeds from the sale of common stock in our initial public offering during July 1999 and the sale of stock in our public offering in February 2000. Interest expense of $48,000 was recorded in the three months ended March 31, 2000 resulted from costs related to our bank line of credit and borrowings on our equipment term loan, which has since been paid in full.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private placements of convertible preferred stock, and most recently through the proceeds from our initial public offering in July 1999 and our public offering in February 2000. To date, net proceeds from private placements of preferred stock and our two public offerings have totaled approximately $144.0 million.
We have also financed our operations through equipment financing, traditional accounts receivable financing arrangements, bridge financing arrangements and convertible notes.

     We have a working capital revolving line of credit with a bank, secured by our accounts receivable. The line of credit was renegotiated in March 2000 and provides for borrowings not greater than $5.0 million or the amount of the borrowing base. For purposes of this loan, the borrowing base is the sum of 80% of the net amount of our eligible domestic accounts receivable and 50% of the net amount of our eligible foreign accounts receivable. As of March 31, 2000, we had no borrowings on this line of credit, which expires in February 2001 and bears interest at prime plus 0.5% per year. At March 31, 2000, our borrowing base was $3.7 million. Our two term-loan facilities with the same bank, which had a combined balance of $383,000 as of December 31, 1999, were repaid in February 2000.

     In March 2000, WatchGuard signed a 10-year facilities lease agreement that provides for approximately 90,000 square feet of office space for a new corporate headquarters location in Seattle, Washington, with an option to extend the lease for an additional 5-year term. We intend to sublease a portion of the new space for the 12 to 18 months following the commencement of the lease, depending on our space requirements. This lease is expected to commence no later than September 2000, and includes base rent of approximately $175,000 per month during the first year of the lease, increasing to $241,000 per month during the final year of the lease. WatchGuard is also responsible for its pro-rata share of the building operating costs, which are estimated to be $60,000 per month during the first year of the lease. WatchGuard has provided the landlord with an unconditional letter of credit in the amount of $1.5 million, which will be increased to $3.0 million at the commencement of the lease.

     As of March 31, 2000, we had $113.4 million in cash, cash equivalents and short-term investments, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of March 31, 2000 was $113.5 million.

     Operating activities. Our operating activities resulted in net cash outflows of $2.0 million for the three months ended March 31, 1999 and $3.5 million for the three months ended March 31, 2000. The operating cash outflows in 1999 and 2000 resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $925,000 for the three months ended March 31, 1999 and $1.2 million for the three months ended March 31, 2000. These noncash charges were primarily associated with depreciation and amortization of capital assets, provisions for bad debts and sales returns and allowances, and compensation charges resulting from the issuance of stock options and warrants. Cash provided from working capital components impacting operating activities was $204,000 for the three months ended March 31, 1999, and cash used from working capital components for operating activities was $2.0 million for the three months ended March 31, 2000. For the three months ended March 31, 2000, there were large fluctuations within some major working capital components, as described below:

(a) Receivables, increased from $3.8 million at December 31, 1999 to $6.4 million at March 31, 2000, reflecting the growth in revenues from $6.5 million to $9.8 million for the three months ended December 31, 1999 and March 31, 2000. We implemented enhanced credit and collection processes during 1999 that contributed to improved collection periods. Days sales outstanding, or DSOs, were 96 days, 52 days and 58 days for the quarters ended March 31, 1999, December 31, 1999 and March 31, 2000, respectively. The DSO ratio for the first quarter of 2000 has increased slightly from the fourth quarter of 1999 resulting from changes in our customer sales mix during the first quarter, as well as the extended payment terms of some of our larger customers. Based upon sales mix, timing differences arising from varying payment cycles and terms in our customer agreements, we expect our DSO to generally range from 55 days to 70 days. Reserves for uncollectable accounts were $177,000 at December 31,

     1999 and $306,000 at March 31, 2000, reflecting an increased accounts receivable balance related to increased sales. Our returns and allowance reserve was $550,000 at December 31, 1999 and $580,000 at March 31, 2000,
     and reflects our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. The reserve may fluctuate from time to time depending on the timing of product introductions and pricing program changes.

(b) Inventories increased from $2.0 million at December 31, 1999 to $3.4 million at March 31, 2000. The increase reflects build-up of inventory levels as a result of continued anticipated increases in product shipments, as well as inventory purchases related to our new SOHO product line.

(c) Prepaid expenses and other receivables increased from $1.3 million at December 31, 1999 to $2.3 million at March 31, 2000, primarily due to an increase in the interest receivable originating from the investment of proceeds from our public offering in February 2000.

(d) Accounts payable and accrued expenses increased from $4.4 million at December 31, 1999 to $6.5 million at March 31, 2000, related to purchases of inventory and inventory components, and increased spending levels within the sales and marketing areas.

     Investing activities. Cash used in investing activities totaled $528,000 for the three months ended March 31, 1999 and $39.3 million for the three months ended March 31, 2000, and reflect short-term investing activity and capital expenditures for computing equipment and furniture.

     Financing activities. Cash provided by financing activities totaled $2.9 million for the three months ended March 31, 1999 and $91.2 million for the three months ended March 31, 2000. These activities primarily relate to borrowings on our line of credit and from bridge financing during 1999 and proceeds from our public offering in the first quarter of 2000.

     We believe that existing cash and cash equivalents balances and our lines of credit will be sufficient to meet our anticipated cash needs for working capital,capital expenditures and potential acquisitions or technology investments for at least the next 12 months. However, the underlying assumed levels of spending for the acquisition of or investment in complementary businesses or technologies might prove to be inaccurate, and we may need to seek additional funding before that time through public or private financings or other arrangements.


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

     Nonetheless, some problems related to year 2000 risks may not appear until sometime after January 1, 2000. Year 2000 issues could include problems with our own products and services or with third-party products or technology that we use or with which our products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business. We expect that the cost to fix any year 2000 problems that may be identified, however, will involve internal labor-hours and will not be material.

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

     Foreign Currency Risk. All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the first quarter of 2000 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

                          PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

(d)  Use of Proceeds

     On July 30, 1999, our registration statement on Form S-1, file number 333-76587, became effective. The offering date was July 30, 1999. The offering terminated as a result of all the shares offered being sold. The managing underwriters were Dain Rauscher Wessels, Warburg Dillon Read LLC, SoundView Technology Group and Wit Capital Corporation. The offering consisted of 3,879,570 shares of our common stock, including 3,500,000 shares of common stock offered by WatchGuard and 379,570 shares of common stock offered by our selling stockholders pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of shares offered and sold by us was $45.5 million, and the aggregate price of the shares offered and sold by the selling shareholders was $4.9 million. After accounting for approximately $3.2 million in underwriting discounts and commissions and $1.5 million in other expenses, we received proceeds of $40.8 million.


     On February 15, 2000, our registration statement on Form S-1, file number 333-95049, became effective. The offering terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston, Dain Rauscher Wessels, SoundView Technology Group and Wit Capital Corporation. The offering consisted of 3,560,000 shares of our common stock, including 1,780,000 shares of common stock offered by WatchGuard and 1,780,000 shares of common stock offered by selling stockholders. The offering also included 534,000 shares of common stock offered by our selling stockholders pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold by us was $96.3 million, and the aggregate price of the shares offered and sold by the selling shareholders was $125.2 million, which includes the shares associated with the over-allotment option. After accounting for approximately $5.3 million in underwriting discounts and commissions and $600,000 in other expenses, we received proceeds of approximately $90.4 million.

     We are using the net proceeds raised in our public offerings for additional working capital, repayment of short-term indebtedness and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. We also intend to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to ours, such as our acquisition of the assets of BeadleNet, LLC during October 1999. Although we have no current agreements or understandings with respect to any such transactions, we do from time to time evaluate such opportunities. Pending their use, the majority of the net proceeds have been invested in investment-grade, interest-bearing instruments, all of which are short-term.

    We used $6.6 million of the net proceeds of the initial public offering to repay all debt affiliated with Matrix IV Management Co., L.P., OVMC III, L.P. and OVMC IV, LLC. Andrew W. Verhalen, a director of WatchGuard, serves as general partner of Matrix IV Mangement Co., L.P. and Charles P. Waite, Jr., a director of WatchGuard, serves as a general partner of OVMC III, L.P. and as a manageing memeber of OVMC IV, LLC.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

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

     10.1 Lease Agreement, dated as of March 1, 2000, between 505 Union Station Ltd. and the registrant. (incorporated by reference to Exhibit 10.13 to WatchGuard's Annual Report on Form 10-K/A (file number 000-26819), filed May 1, 2000).

     10.2 Loan Modification Agreement, dated as of March 1, 2000, between Silicon Valley Bank and the registrant (incorporated by reference to Exhibit 10.13 to WatchGuard's Annual Report on Form 10-K/A (file number 000-26819), filed May 1, 2000).

     27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q).

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2000                      WATCHGUARD TECHNOLOGIES, INC.


                                      By:  /s/Steven N. Moore
                                           ------------------
                                           Steven N. Moore
                                           Executive Vice President of Finance,
                                              Chief Financial Officer, Secretary
                                              and Treasurer (principal financial
                                              and accounting officer)