Form 10-Q/A
period 2000-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2000-07-27
CIK 1062019

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                  FORM 10-Q/A

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

     The components of calculating net loss per share are set forth in the following table (in thousands, except per share data):

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                          --------------------------------------------
                                                                                  2000                     1999
                                                                          -------------------      -------------------
Net loss                                                                              $(2,696)                 $(3,213)
                                                                          ===================      ===================
Weighted average number of shares:
     For basic earnings per share                                                      21,243                    1,407

Effect of dilutive securities:
     Employee stock options                                                                --                       --
                                                                          -------------------      -------------------
Weighted average number of shares:
     For diluted earnings per share                                                    21,243                    1,407
                                                                          ===================      ===================
Net loss per share:
     Basic and diluted                                                                $ (0.13)                 $ (2.28)
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

     In March 2000, WatchGuard signed a 10-year facilities lease agreement that provides for approximately 90,000 square feet, out of approximately 290,000 available square feet, of office space for a new corporate headquarters location in Seattle, Washington, with an option to extend the lease for an additional 5-year term. We intend to sublease a portion of the new space for the 12 to 18 months following the commencement of the lease, depending on our space requirements. This lease is expected to commence no later than September 2000, and includes base rent of approximately $175,000 per month during the first year of the lease, increasing to $241,000 per month during the final year of the lease. WatchGuard is also responsible for its pro-rata share of the building operating costs, which are estimated to be $60,000 per month during the first year of the lease. WatchGuard has provided the landlord with an unconditional letter of credit in the amount of $1.5 million, which will be increased to $3.0 million at the commencement of the lease.

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

     Operating activities. Our operating activities resulted in net cash outflows of $2.0 million for the three months ended March 31, 1999 and $3.5 million for the three months ended March 31, 2000. The operating cash outflows in 1999 and 2000 resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $925,000 for the three months ended March 31, 1999 and $1.2 million for the three months ended March 31, 2000. These noncash charges were primarily associated with depreciation and amortization of capital assets, provisions for bad debts and sales returns and allowances, and compensation charges resulting from the issuance of stock options and warrants. Cash provided from working capital components impacting operating activities was $204,000 for the three months ended March 31, 1999, and cash used from working capital components for operating activities was $2.0 million for the three months ended March 31, 2000. For the three months ended March 31, 2000, there were large fluctuations within some major working capital components, as described below:

(a) Receivables increased from $3.8 million at December 31, 1999 to $6.4 million at March 31, 2000, reflecting the growth in revenues from $6.5 million to $9.8 million for the three months ended December 31, 1999 and March 31, 2000. We implemented enhanced credit and collection processes during 1999 that contributed to improved collection periods. Days sales outstanding, or DSOs, were 96 days, 52 days and 58 days for the quarters ended March 31, 1999, December 31, 1999 and March 31, 2000, respectively. The DSO ratio for the first quarter of 2000 has increased slightly from the fourth quarter of 1999 and is a result of changes in our customer sales mix during the first quarter. Our largest domestic customers and international customers receive longer payment terms and the sales volume from our international and large domestic customers in the first quarter of 2000 was greater than in prior quarters. Based upon sales mix and the resulting timing differences arising from varying payment terms in our customer agreements, we expect our DSO to generally range from 55 days to 70 days. Reserves for uncollectible accounts were $177,000 at December 31,

     1999 and $306,000 at March 31, 2000, reflecting an increased accounts receivable balance related to increased sales. Our returns and allowance reserve was $550,000 at December 31, 1999 and $580,000 at March 31, 2000,
     and reflects our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. The reserve may fluctuate from time to time depending on the timing of product introductions and pricing program changes.

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

     27.1 Financial Data Schedule (filed previously).

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


July 27, 2000                     WATCHGUARD TECHNOLOGIES, INC.


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