Form 10-K405/A
period 1999-12-31
WATCHGUARD TECHNOLOGIES INC
filed 2000-08-11
CIK 1062019

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WATCHGUARD TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   30

 ITEM 3.  LEGAL PROCEEDINGS.............................................   30

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   30

                                      PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS...........................................   31

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   32

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   33

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   45

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   46

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   68

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   68

 ITEM 11. EXECUTIVE COMPENSATION........................................   69

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   73

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   75

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   75

 SIGNATURES..............................................................  77

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
                        Security management system software
                        Firebox II security appliance
                        12-month LiveSecurity subscription

                 --------------------------------------------------------------------------------------

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

                 --------------------------------------------------------------------------------------
  LiveSecurity         Live Security System for SOHOs                                         $    449
   System               Web-based management and security software
                        Firebox SOHO security appliance (10 users)
                        Firebox Telecommuter security appliance
                        12-month LiveSecurity subscription

                 --------------------------------------------------------------------------------------
                       Firebox SOHO user-capability upgrades
                        25 users                                                              $    198
                        50 users                                                              $    449
                        Firebox SOHO VPN                                                      $    449

                 --------------------------------------------------------------------------------------

                       LiveSecurity System for telecommuters                                  $    649
                        Web-based management and security software
                        Firebox
                        Telecommuter security appliance
                        12-month LiveSecurity subscription

                 --------------------------------------------------------------------------------------
                       LiveSecurity subscription renewal
                        Firebox II                                                            $    995
                        Firebox II Plus                                                       $  1,495
                        SOHO                                                                  $     95
                        Telecommuter                                                          $     65

-------------------------------------------------------------------------------------------------------
                       LiveSecurity for MSS platform pack                                     $ 64,475
                        NOC security suite
                        Firebox II for MSS: 5 appliances
                        MSS client licenses: 5 licenses
                        MSS technical certification class: 1 attendee
                        LiveSecurity broadcast service

                 --------------------------------------------------------------------------------------
                       NOC security suite software                                            $ 50,000


                 --------------------------------------------------------------------------------------
                       Firebox II for MSS security appliance                                  $  1,300


                 --------------------------------------------------------------------------------------
                       Firebox II Plus for MSS security appliance                             $  2,900


                 --------------------------------------------------------------------------------------
  LiveSecurity         Firebox II Plus for MSS with VPN accelerator                           $  4,400
   for MSS              security appliance


                 --------------------------------------------------------------------------------------
                       MSS technical certification class                                      $  2,500


                 --------------------------------------------------------------------------------------
                       Firebox monitor software                                               $    195


                 --------------------------------------------------------------------------------------
                       MSS annual client license
                        Block of 25: $1,695 per license                                       $ 42,375
                        Block of 50: $1,495 per license                                         74,750
                        Block of 100: $1,395 per license                                       139,500
                        Block of 250: $1,295 per license                                       323,750
                        Block of 500: $1,095 per license                                       547,500
                        Block of 1,000: $945 per license                                       945,000

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

Internet Service Providers         Media                              Retail
AlphaNet Solutions, Inc.           KSTW-UPN 11 Television             Norm Thompson Outfitters, Inc.
AT&T Asia/Pacific Group Ltd.       Reader's Digest Australia          Rebel Sport Limited
GTE Internetworking, Inc.          The Everett Herald
Internet Initiative Japan, IIJ     University of Toronto Press        Manufacturing
Internet Security Systems, Inc.                                       Bolle Inc.
Interpath Communications, Inc.     Technology                         Durkan Patterned Carpet, Inc.
MIS Corporate Defense Solutions    AlphaBlox Corporation Inc.         Ferguson Metals/Aerospace
Nextcom KK                         Bentley Systems, Incorporated        Alloys Inc.
PSINet Inc.                        e-DOCS.net                         Graham Steel Corporation
sunrise communications AG          JDA Software Group, Inc.           J.E. Dunn Construction Company
Verio, Inc.                        Pentax Technologies Corporation    The Mitchell Gold Company
You Tools Corporation/             Sheridan Software Systems, Inc.
 FASTNET                                                              Government
                                   Education                          City of Bellingham, WA
Services                           Boston Architectural Center        City of Dandenong, Australia
Boullioun Aviation Services        Canon City Schools                 City of Garden Grove, CA
Bull Housser & Tupper              Huntsville Intermediate School     Lenoir County, NC
Camp, Inc.                          District                          Mornington Peninsula Shire
Catholic Charities                 Summit Board of Education            Council, Australia
Digital Magic                      Woodridge School District #68      North Carolina State Ports
hawthorne direct inc.                                                 Pierce County, WA
Javelin Technology                 Financial Services                  Library Service
                                   Atlantic Mortgage & Investment
Medical                             Corp.                             Entertainment
Bendigo Health Care Group          Hudson Valley Federal Credit       Argosy Gaming Company
CoreCare Systems, Inc.              Union                             Black Hawk Gaming &
Health Technologies Pty Ltd        KDP Investment Advisors              Development Company
NeoTherapeutics, Inc.              McMahan Securities Co., LP         Crave Entertainment, Inc.
PATH                               Seritis Services Group, LLC        Everton Football Club
Southeast Alabama Medical          Sunflower Bank
 Center                                                               Utilities and Telecommunications
Unimed Pharmaceuticals, Inc.                                          Globecomm Systems, Inc.
                                                                      MACtel

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

  The last reported sale price of our common stock on The Nasdaq National Market on June 15, 2000 was $48.38 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

  When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this annual report, as well as the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical results are not necessarily indicative of future results. See note 7 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

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
                                                                     ----------
     Total purchase price........................................... $9,556,000
                                                                     ==========

  We determined values assigned to acquired in-process research and development and developed technology using a discounted cash flow analysis. We valued the trade names using an avoidable cost approach. The discount rates used to determine the values of the acquired in-process research and development, the developed technology and the trade names were 30%, 15% and 20%, respectively, and took into account risks related to characteristics and applications of each product or intangible, existing future markets, and assessments of the life-cycles of each project. The value we assigned to the workforce in place was based on replacement cost.

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

  At the time of the acquisition, BeadleNet was producing and marketing two products aimed at different segments of the Internet service provider industry. BeadleNet's products were designed to service bandwidth demands ranging from home users to corporate workgroups. BeadleNet's goal was to produce user-friendly, low-cost communications devices that combine the functions of an expandable shared IP router, integrated firewall security, and an integrated cable modem or DSL modem. The products eliminated the need for separate Internet connections and modems for each computer in a networked environment, while providing secure firewall protection against unauthorized users and hackers. BeadleNet's products plug into an existing high-speed Internet connection such as a cable modem, DSL modem or T1 connection. This connection is then shared by connecting one or more computers to the product. All computers and LANs "behind" the firewall are protected from hackers. Additionally, all users behind the firewall may share a single IP address and Internet connection for simultaneous access, greatly reducing the cost per user.

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

  At the time of the acquisition, BeadleNet's engineering team had completed most of the hardware development for the product. The software architecture features for VPN integration into the hardware interface had not been completed. BeadleNet engineers had the following technological hurdles to overcome:

    Software Architecture--BeadleNet's developed products utilized stateful packet inspection technology that inspects the destination and source of each packet of information received within a firewall configuration. VPN configures a series of frame relay and asynchronous transfer mode, or ATM, technologies to install a private network within the domain of a public network. Development of the VPN involves substantial quality assurance testing to ensure that the desired software specifications are met.

    Scalability--Installation of VPN architecture into a DSL router platform involves substantial risk because BeadleNet's hardware configurations have been designed for stateful packet inspection. In the past, VPN environments had been installed at the Layer-3 level and higher networking environments (outside of a typical WAN router at the ATM level). Installation of a VPN framework within a DSL home system involves balancing bandwidth demands for the DSL system and simultaneously allowing the VPN to function properly in a cost-effective manner.

  At the time of the acquisition, BeadleNet's engineers had spent approximately $1.2 million in fully burdened research and development expenses to develop the project. WatchGuard and BeadleNet anticipated that an additional $260,000 would be spent developing the technology in order to complete the project. Based upon this information, a percentage completion factor of 80% was utilized. We completed production-ready prototypes in late December 1999 and introduced the new products in January 2000 for delivery during February 2000, at which time WatchGuard expected to begin receiving benefit from the acquired in-process research and development. The total costs to complete the production-ready prototypes and to prepare for market introduction after the acquisition date were approximately $635,000.

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

  In connection with the acquisition, we entered into an employment agreement and a stock vesting agreement with Mr. Beadle. Pursuant to the employment agreement, we granted Mr. Beadle an option, vesting over a period of four years, to purchase 250,000 shares of WatchGuard common stock at an exercise price of $14.44 per share, the fair value of the stock on the date the option was granted. In consideration of some of Mr. Beadle's obligations in the employment agreement, we issued to Mr. Beadle 51,948 unregistered shares of WatchGuard common stock, valued at $750,000 on the closing date of the acquisition. We have recorded the value of this stock as deferred stock compensation expense and are amortizing the value of the deferred stock compensation on a straight-line basis over the two-year employment agreement period. Amortization of this deferred stock compensation was $73,000 in the fourth quarter of 1999. Under the stock vesting agreement, 34,632 of these shares will be subject to forfeiture if Mr. Beadle's employment is terminated for cause or if he resigns. One half of these shares will no longer be subject to forfeiture on October 19, 2000 and the remainder will no longer be subject to forfeiture on October 19, 2001.

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

Quarterly Results of Operations

  The following tables provide our unaudited results of operations both in dollar amounts and expressed as a percentage of total revenues for each quarter in the eight-quarter period ended December 31, 1999. In our opinion, this unaudited information has been prepared on the same basis as our audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our financial statements and the notes to the financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                                 Three Months Ended
                         -------------------------------------------------------------------------
                                    June     Sept.    Dec.     Mar.     June
                         Mar. 31,    30,      30,      31,      31,      30,    Sept. 30, Dec. 31,
                           1998     1998     1998     1998     1999     1999      1999      1999
                         --------  -------  -------  -------  -------  -------  --------- --------
                                                   (In thousands)
Statement of Operations
 Data:
Revenues, net:
  Product............... $ 1,993   $ 2,867  $ 2,544  $ 3,274  $ 3,387  $ 3,831   $ 4,614  $ 5,497
  Service...............      41       116      205      339      551      806       907    1,026
                         -------   -------  -------  -------  -------  -------   -------  -------
    Total revenues......   2,034     2,983    2,749    3,613    3,938    4,637     5,521    6,523
Cost of revenues........     619       872    1,038    1,396    1,635    1,846     2,085    2,398
                         -------   -------  -------  -------  -------  -------   -------  -------
Gross margin............   1,415     2,111    1,711    2,217    2,303    2,791     3,436    4,125
Operating expenses:
  Sales and marketing...   1,636     2,178    2,258    2,447    2,841    3,242     3,612    3,817
  Research and
   development..........     779     1,000    1,233    1,430    1,426    1,614     1,700    2,378
  General and
   administrative.......     374       594      622      864      912      862       842    1,030
  Stock-based
   compensation.........      27       113      312      587      253      258       186      229
  Acquired in-process
   technology and
   amortization of
   intangible assets
   acquired.............     --        --       --       --       --       --        --     3,626
                         -------   -------  -------  -------  -------  -------   -------  -------
    Total operating
     expenses...........   2,816     3,885    4,425    5,328    5,432    5,976     6,340   11,080
                         -------   -------  -------  -------  -------  -------   -------  -------
Operating loss..........  (1,401)   (1,774)  (2,714)  (3,111)  (3,129)  (3,185)   (2,904)  (6,955)
Interest income
 (expense), net.........     (23)      (60)      24      (60)     (84)    (263)      118      384
                         -------   -------  -------  -------  -------  -------   -------  -------
Net loss................ $(1,424)  $(1,834) $(2,690) $(3,171) $(3,213) $(3,448)  $(2,786) $(6,571)
                         =======   =======  =======  =======  =======  =======   =======  =======

                                                    Three Months Ended
                         ------------------------------------------------------------------------------
                         Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                           1998      1998      1998      1998      1999      1999      1999      1999
                         --------  --------  --------- --------  --------  --------  --------- --------
Statement of Operations Data:
Revenues, net:
  Product...............   98.0 %    96.1 %     92.5 %   90.6 %    86.0 %    82.6 %     83.6 %    84.3 %
  Service...............    2.0       3.9        7.5      9.4      14.0      17.4       16.4      15.7
                          -----     -----      -----    -----     -----     -----      -----    ------
    Total revenues......  100.0     100.0      100.0    100.0     100.0     100.0      100.0     100.0
Cost of revenues........   30.4      29.2       37.8     38.6      41.5      39.8       37.8      36.8
                          -----     -----      -----    -----     -----     -----      -----    ------
Gross margin............   69.6      70.8       62.2     61.4      58.5      60.2       62.2      63.2
Operating expenses:
  Sales and marketing...   80.4      73.0       82.1     67.7      72.1      69.9       65.4      58.5
  Research and
   development..........   38.3      33.5       44.9     39.6      36.2      34.8       30.8      36.4
  General and
   administrative.......   18.4      19.9       22.6     23.9      23.1      18.6       15.3      15.8
  Stock-based
   compensation.........    1.3       3.8       11.3     16.2       6.4       5.5        3.4       3.5
  Acquired in-process
   technology and
   amortization of
   intangible assets
   acquired.............    --        --         --       --        --        --         --       55.6
                          -----     -----      -----    -----     -----     -----      -----    ------
    Total operating
     expenses...........  138.4     130.2      161.0    147.5     137.9     128.9      114.8     169.8
                          -----     -----      -----    -----     -----     -----      -----    ------
Operating loss..........  (68.9)    (59.4)     (98.8)   (86.1)    (79.5)    (68.7)     (52.6)   (106.6)
Interest income
 (expense), net.........   (1.1)     (2.0)       0.9     (1.7)     (2.1)     (5.7)       2.1       5.9
                          -----     -----      -----    -----     -----     -----      -----    ------
Net loss................  (70.0)%   (61.4)%    (97.9)%  (87.8)%   (81.6)%   (74.3)%    (50.5)%  (100.7)%
                          =====     =====      =====    =====     =====     =====      =====    ======

  The trends discussed in the annual comparison of operating results for the years ended December 31, 1998 and 1999 generally apply to the comparison of results of operations for each of the quarters in the eight-quarter period ended December 31, 1999. We were 90 days late in delivering the latest version of our security appliance, the Firebox II, in the third quarter of 1998, and the cost to manufacture the Firebox II increased from the previous version of our security appliance. As a result of our 90-day delay, product revenues in the third quarter of 1998 decreased by approximately 11% over the previous quarter, while our cost of product revenues increased by 19% over the same period. Our quarterly operating results have fluctuated significantly in the past and will probably continue to fluctuate.

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

                         WATCHGUARD TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                    Accumulated
                      Preferred Stock      Common Stock    Additional                  Other                     Total
                     ------------------  -----------------  Paid-in   Stock-Based  Comprehensive Accumulated Stockholders'
                       Shares    Amount    Shares   Amount  Capital   Compensation     Loss        Deficit      Equity
                     ----------  ------  ---------- ------ ---------- ------------ ------------- ----------- -------------
Balance, January 1,
 1997..............   3,000,004  $   3          --  $ --    $    147    $    --        $ --       $    (468)   $   (318)
 Sale of Series B
  preferred stock,
  net of issuance
  costs of $21.....   2,316,666      2          --    --       5,977         --          --             --        5,979
 Issuance of
  common stock in
  settlement of
  royalty
  payments.........         --     --       400,000   --          52         --          --             --           52
 Exercise of
  common stock
  options and
  warrants.........         --     --       132,916   --           3         --          --             --            3
 Net loss..........         --     --           --    --         --          --          --          (4,334)     (4,334)
                     ----------  -----   ---------- -----   --------    --------       -----      ---------    --------
Balance, December
 31, 1997..........   5,316,670      5      532,916   --       6,179         --          --          (4,802)      1,382
 Sales of Series B
  preferred
  stock............      38,610    --           --    --         100         --          --             --          100
 Sales of Series C
  preferred stock,
  net of issuance
  costs of $25.....   1,357,378      1          --    --       6,974         --          --             --        6,975
 Issuance of stock
  warrant to a
  customer.........         --     --           --    --         470         --          --             --          470
 Stock options
  exchanged for
  nonemployee
  services.........         --     --           --    --         628        (628)        --             --          --
 Stock-based
  compensation to
  employees........         --     --           --    --       1,877      (1,877)        --             --          --
 Amortization of
  stock-based
  compensation to
  employees........         --     --           --    --         --          411         --             --          411
 Amortization of
  stock-based
  compensation on
  stock options
  exchanged for
  nonemployee
  services.........         --     --           --    --         --          628         --             --          628
 Exercise of
  common stock
  options and
  warrants.........         --     --       829,828     1         33         --          --             --           34
 Net loss..........         --     --           --    --         --          --          --          (9,119)     (9,119)
                     ----------  -----   ---------- -----   --------    --------       -----      ---------    --------
Balance, December
 31, 1998..........   6,712,658      6    1,362,744     1     16,261      (1,466)        --         (13,921)        881
 Proceeds from
  issuance of
  common stock
  from initial
  public offering,
  net of offering
  costs............         --     --     3,500,000     3     40,666         --          --             --       40,669
 Conversion of
  preferred stock
  into common
  stock............  (6,712,658)    (6)  13,425,316    13         (7)        --          --             --          --
 Stock-based
  compensation to
  employees........         --     --           --    --         162        (162)        --             --          --
 Issuance of
  common stock to
  an employee......         --     --        51,948   --         750        (750)        --             --          --
 Amortization of
  stock-based
  compensation to
  employees........         --     --           --    --         --          926         --             --          926
 Issuance of
  common stock in
  connection with
  acquisition......         --     --       335,931   --       5,450         --          --             --        5,450
 Issuance of stock
  warrants.........         --     --           --    --         195         --          --             --          195
 Exercise of
  common stock
  options and
  warrants.........         --     --       835,813     2        217         --          --             --          219
 Comprehensive
  loss:
   Net unrealized
    loss on
    securities
    available for
    sale...........         --     --           --    --         --          --          (77)           --          (77)
   Net loss........         --     --           --    --         --          --          --         (16,018)    (16,018)
                                                                                                               --------
   Comprehensive
    loss...........                                                                                             (16,095)
                     ----------  -----   ---------- -----   --------    --------       -----      ---------    --------
Balance, December
 31, 1999 .........         --   $ --    19,511,752 $  19   $ 63,694    $ (1,452)      $ (77)     $ (29,939)   $ 32,245
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

  The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 1999 for selected exercise price ranges is as follows:

                                                                  Options
                                 Options Outstanding            Exercisable
                         ----------------------------------- ------------------
                                   Weighted Average Weighted           Weighted
                                      Remaining     Average            Average
                                     Contractual    Exercise           Exercise
       Exercise Prices    Shares   Life (in years)   Price    Shares    Price
       ---------------   --------- ---------------- -------- --------- --------
     $  0.03............ 1,378,026       7.05        $ 0.03    818,590  $ 0.03
     $  0.13-0.14....... 2,345,047       7.30          0.13  1,279,773    0.13
     $  0.39-0.55.......   446,229       8.54          0.54    137,853    0.54
     $  1.13............   100,189       8.70          1.13     29,708    1.13
     $  2.25............    19,000       8.96          2.25      4,750    2.25
     $  7.00............   162,000       9.10          7.00     22,916    7.00
     $ 12.53-15.94...... 2,026,689       9.35         13.44     66,117   13.20
     $ 32.13............    25,500       9.95         32.13        --      --
                         ---------                           ---------
                         6,502,680       8.05        $ 4.60  2,359,707  $ 0.57
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

                         WATCHGUARD TECHNOLOGIES, INC.

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

                         WATCHGUARD TECHNOLOGIES, INC.

  In June 1998, WatchGuard entered into a two-year license and sales agreement with a customer, under which the customer has committed to minimum purchase quantities. This agreement may be terminated by either party for nonperformance. The only recourse for nonperformance is the return of all product and promotional material. Because of the promotional value of this customer, WatchGuard granted it a warrant to purchase 200,000 shares of common stock at an exercise price of $0.39 per share. The warrant is fully vested, nonforfeitable and fully exercisable at the date of grant. The fair value of the warrant, approximately $470,000, was recorded as sales and marketing expense during the last six months of 1998, the period in which WatchGuard derived its promotional value from its customer. The warrant is not tied to any performance commitments under the license and sales agreement.

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
                                                                       ---------
                                                                       7,252,679
                                                                       =========

                         WATCHGUARD TECHNOLOGIES, INC.

7. Net Loss per Share

  Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.

                                                 Years Ended December 31,
                                                -----------------------------
                                                  1997      1998      1999
                                                --------  --------  ---------
                                                 (In thousands, except per
                                                        share data)
Net loss....................................... $ (4,334) $ (9,119) $ (16,018)
                                                ========  ========  =========
Basic and diluted net loss per common share.... $ (17.17) $ (11.34) $   (1.80)
                                                ========  ========  =========
Weighted average number of common shares used
 for basic and diluted per share amounts.......      252       804      8,903
                                                ========  ========  =========

  For the years ended December 31, 1997, 1998 and 1999, options to purchase 5,227,580, 5,145,268 and 6,502,680 shares of common stock, respectively, and warrants to purchase 245,000, 45,000 and 225,000 shares of common stock, respectively, were excluded from the computation of basic and diluted net loss per common share, as their effect is antidilutive.

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

                         WATCHGUARD TECHNOLOGIES, INC.

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
                                                        ======= ======== =======

12. Acquisition of BeadleNet, LLC

  On October 19, 1999, WatchGuard acquired the assets of BeadleNet, LLC, a California limited liability company, pursuant to an Asset Purchase Agreement dated as of October 19, 1999, among BeadleNet, Productivity Enhancement Products, Inc. (PEP), a member of BeadleNet, Danny M. Beadle, the founder and a member of BeadleNet and the principal shareholder of PEP, and WatchGuard. BeadleNet was a provider of secure Internet and networking solutions designed to meet the changing technology needs of small offices and

                         WATCHGUARD TECHNOLOGIES, INC.

home offices, corporate workgroups and satellite offices.WatchGuard accounted for the acquisition using the purchase method of accounting. The results of operations of BeadleNet and the fair value of the assets acquired have been included in the financial statements beginning on the acquisition date.

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

  The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows:

   Inventory and equipment.........................................  $   74,000
   Intagibles:
     Acquired workforce............................................     204,000
     Trade names...................................................     409,000
     Developed technology..........................................     503,000
     Goodwill......................................................   4,985,000
                                                                     ----------
     Total intangibles.............................................   6,101,000
   Acquired in-process research and development....................   3,381,000
                                                                     ----------
   Total purchase price............................................  $9,556,000
                                                                     ==========

  Acquired workforce. The value assigned to the workforce in place was determined using the avoided cost approach. Under this approach, the workforce is valued according to the costs WatchGuard avoided by obtaining a pre-existing, trained and fully efficient team rather than assembling a workforce.

  Trade names. Values assigned to the trade names also were determined using an avoided cost approach. The discount rate used to determine the value of the trade names was 20%, and took into account the uncompensated use of trade names in marketing and distributing BeadleNet's products.

  Developed technology. Values assigned to the developed technology were determined using the income approach. Under the income approach, fair value reflects the present value of the projected earnings that are expected to be generated by the current technology. To determine the value of the developed technology, WatchGuard discounted, at a 15% rate, the expected future cash flows of the existing technology product, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility. The projected revenues used in the income approach are based on the most likely future revenues that will be generated by the commercial sales of the technology.

  Acquired in-process research and development. Values assigned to the acquired in-process research and development, or IPR&D, were determined using an income approach. To determine the value of the IPR&D, WatchGuard considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the

                         WATCHGUARD TECHNOLOGIES, INC.

viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPR&D projects that had not yet reached technological feasibility and do not have alternative future uses. The entire $3,381,000 allocated to acquired IPR&D was expensed on the date of acquisition.

  At the time of the acquisition, BeadleNet's engineers had spent approximately $1.2 million in fully burdened research and development expenses to develop the project. WatchGuard anticipated that an additional $260,000 would be spent developing the technology in order to complete the project. Based on this information, WatchGuard used a percentage completion factor of 80%. WatchGuard completed production-ready prototypes in late December 1999 and introduced the new products in January 2000 for delivery during February 2000, at which time WatchGuard expected to begin receiving benefit from the acquired IPR&D. The total costs to complete the production-ready prototypes and to prepare for market introduction after the acquisition date were approximately $635,000.

  Revenue attributable to BeadleNet's IPR&D was assumed to increase after each of the first three years of a five-year projection period following the year of introduction at annual rates ranging from 72% to 21%, decreasing after the fourth year in the projection at 9%. Projected annual revenue ranged from approximately $6 million to over $18 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology. Projected revenues from the IPR&D were assumed to peak in 2003 and begin declining in 2004 as other new products entered the market.

  Gross profit was assumed to increase after each of the first three years of the projection period at annual rates ranging from 72% to 21%, and decreasing after the fourth year of the projection at a rate of 8%. The growth profit projections assumed a growth rate approximately the same as the revenue growth rate.

  Operating expenses, including selling and marketing, research and development and general and administrative costs, were assumed to be 57% of revenues in the initial year of the projection and were assumed to decline in subsequent years to approximately 20% of revenues in the last three years of the projection. Initial operating costs to develop the infrastructure to support and market the new product offerings accounts for the higher range of costs in the first two years covered in the projections.

  WatchGuard used a 30% discount rate for valuing the acquired IPR&D. In arriving at the discount rate, WatchGuard considered the implied rate of the transaction and the weighted average cost of capital. WatchGuard also took into account risks related to the characteristics and applications of each project, existing future markets, and assessments of the life cycles of each project.

  The lives assigned to the identified intangible assets ranged from two to four years and the life assigned to goodwill was five years. Amortization expense for these intangibles was $245,000 in the fourth quarter of 1999, and was recorded based on the straight-line method.

  The unaudited pro forma combined historical results presented as if BeadleNet had been acquired at the beginning of each period presented and excluding the nonrecurring one-time charge for IPR&D are as follows:

                                                               Year Ended
                                                              December 31,
                                                          --------------------
                                                             1998       1999
                                                          ----------- --------
                                                          (unaudited)
   Total revenues, net...................................  $ 11,379   $ 20,619
   Net loss..............................................  $(10,396)  $(15,707)
   Pro forma net loss per share..........................  $ (10.21)  $  (1.69)

                         WATCHGUARD TECHNOLOGIES, INC.

  In connection with the acquisition, WatchGuard entered into an employment agreement and a stock vesting agreement with Mr. Beadle. Pursuant to the employment agreement, WatchGuard granted Mr. Beadle an option, vesting over a period of four years, to purchase 250,000 shares of WatchGuard common stock at an exercise price of $14.44 per share, the fair value of the stock on the date the option was granted. In consideration of certain of Mr. Beadle's obligations in the employment agreement, WatchGuard issued to Mr. Beadle 51,948 unregistered shares of WatchGuard common stock, valued at $750,000 on the closing date of the acquisition. The value of this stock has been recorded as deferred stock compensation expense and is being amortized on a straight-line basis over the two-year employment agreement period. Amortization of this deferred stock compensation was $73,000 in the fourth quarter of 1999. Under the stock vesting agreement, 34,632 of these shares will be subject to forfeiture if Mr. Beadle's employment is terminated for cause or if he resigns. One half of these shares will no longer be subject to forfeiture on October 19, 2000 and the remainder will no longer be subject to forfeiture on October 19, 2001.

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

                           Summary Compensation Table


                                                                   Long-Term
                                                     Annual       Compensation
                                                  Compensation       Awards
                                               ------------------ ------------
                                                                   Securities
                                                                   Underlying
       Name and Principal Position        Year Salary($) Bonus($)  Options(#)
       ---------------------------        ---- --------- -------- ------------
Christopher G. Slatt..................... 1999 $190,000  $67,203     40,000
 Chief Executive Officer and President    1998  155,000      --      70,000

Steven N. Moore.......................... 1999  171,250   67,203     40,000
 Executive Vice President of Finance,     1998  155,000      --      70,000
  Chief Financial Officer,
  Secretary and Treasurer

R. Michael Peronto....................... 1999  142,019   49,538    440,564
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

 (7) Includes 300,000 shares held by Venus Capital LLC and 49,999 shares subject to options exercisable within 60 days of March 31, 2000.

 (8) Includes 300,000 shares held by Baja Investment Co. LLC and 49,999 shares subject to options exercisable within 60 days of March 31, 2000.

 (9) Includes 119,234 shares subject to options exercisable within 60 days of March 31, 2000.

(10) Includes 219,232 shares subject to options exercisable within 60 days of March 31, 2000.

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

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

(1) INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
  Report of Ernst & Young LLP, Independent Auditors........................  46
  Balance Sheets...........................................................  47
  Statements of Operations.................................................  48
  Statements of Stockholders' Equity.......................................  49
  Statements of Cash Flows.................................................  50
  Notes to Financial Statements............................................  51

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

(3) EXHIBITS

  Number                               Description
  ------                               -----------
  3.1*    Restated Certificate of Incorporation of the registrant.
  3.2*    Restated Bylaws of the registrant.
 10.1*    Lease Agreement, dated as of March 15, 1996, between COM Realty, Inc.
           and the registrant.
 10.2*    Lease Agreement, dated as of October 10, 1997, between Burke-State
           Bldg. LLC and the registrant.
 10.3*    Lease Agreement, dated as of August 17, 1998, between Cederstrand
           Rentals and the registrant.
 10.4*    Amended and Restated Loan and Security Agreement, dated as of March
           20, 1998, between Silicon Valley Bank and the registrant.
 10.5*    Loan Modification Agreement, dated as of September 18, 1998, between
           Silicon Valley Bank and the registrant.
 10.6*    1996 Stock Incentive Compensation Plan.
 10.7*    Standardized Adoption Agreement Prototype Cash or Deferred Profit-
           Sharing Plan and Trust (401(k) plan), effective as of September 1,
           1998.
 10.8+*   Development and Supply Agreement, dated as of March 25, 1998, between
           SMART Modular Technologies, Inc. and the registrant.
 10.9+*   OEM Master License Agreement, dated as of August 14, 1997, between
           RSA Data Security, Inc. and the registrant.
 10.10W   Asset Purchase Agreement, dated as of October 19, 1999, by and among
           BeadleNet, LLC, Productivity Enhancement Products, Inc., Danny M.
           Beadle and WatchGuard Technologies, Inc.
 10.11W   Employment Agreement, dated as of October 19, 1999, by and between
           Danny M. Beadle and WatchGuard Technologies, Inc.
 10.12W   Stock Vesting Agreement, dated as of October 19, 1999, by and between
           Danny M. Beadle and WatchGuard Technologies, Inc.
 10.13(S) Lease Agreement, dated as of March 1, 2000, between 505 Union Station
           Ltd. and the registrant.
 10.14(S) Loan Modification Agreement, dated as of March 21, 2000, between
           Silicon Valley Bank and the registrant.
 23.1     Consent of Ernst & Young LLP, independent auditors.
 27.1b    Financial Data Schedule

--------
+ Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.
* Incorporated by reference to the Registration Statement on Form S-1 (No. 333-76587) filed by WatchGuard on April 20, 1999, as amended.
W Incorporated by reference to the Current Report on Form 8-K (File No. 000-26819) filed by the registrant on November 2, 1999, as amended.
b Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26819) filed by the registrant on February 11, 2000.
(S)Incorporated by reference to the Annual Report on Form 10-K/A for the year ended December 31, 1999 (File No. 000-26819) filed by the registrant on May 1, 2000.

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

                                          Date: August 10, 2000

  Pursuant to the requirements of the Securities Act of 1934, as amended, this amendment to this report has been signed by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Christopher G. Slatt          President, Chief Executive   August 10, 2000
______________________________________  Officer and Chairman of
         Christopher G. Slatt           the Board (Principal
                                        Executive Officer)

       /s/ Steven N. Moore             Executive Vice President     August 10, 2000
______________________________________  of Finance, Chief
           Steven N. Moore              Financial Officer,
                                        Secretary, Treasurer and
                                        Director (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Stuart J. Ellman            Director                     August 10, 2000
______________________________________
           Stuart J. Ellman

                                       Director
______________________________________
          Andrew W. Verhalen

    /s/ Charles P. Waite, Jr.          Director                     August 10, 2000
______________________________________
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

 10.6*    1996 Stock Incentive Compensation Plan.

 10.7*    Standardized Adoption Agreement Prototype Cash or Deferred Profit-
          Sharing Plan and Trust (401(k) plan), effective as of September 1,
          1998.

 10.8+*   Development and Supply Agreement, dated as of March 25, 1998, between
          SMART Modular Technologies, Inc. and the registrant.

 10.9+*   OEM Master License Agreement, dated as of August 14, 1997, between
          RSA Data Security, Inc. and the registrant.

 10.10W   Asset Purchase Agreement, dated as of October 19, 1999, by and among
          BeadleNet, LLC, Productivity Enhancement Products, Inc., Danny M.
          Beadle and WatchGuard Technologies, Inc.

 10.11W Employment Agreement, dated as of October 19, 1999, by and between Danny M. Beadle and WatchGuard Technologies, Inc.

 10.12W   Stock Vesting Agreement, dated as of October 19, 1999, by and between
          Danny M. Beadle and WatchGuard Technologies, Inc.

 10.13(S) Lease Agreement, dated as of March 1, 2000, between 505 Union Station
          Ltd. and the registrant.

 10.14(S) Loan Modification Agreement, dated as of March 21, 2000, between
          Silicon Valley Bank and the registrant.

 23.1     Consent of Ernst & Young LLP, independent auditors.




 27.1b    Financial Data Schedule


--------
 + Portions of these exhibits have been omitted based on a grant of confidential treatment by the Securities and Exchange Commission. The omitted portions of the exhibits have been filed separately with the SEC.
 * Incorporated by reference to the Registration Statement on Form S-1 (No. 333-76587) filed by the registrant on April 20, 1999, as amended.
 W Incorporated by reference to the Current Report on Form 8-K (File No. 000-26819) filed by the registrant on November 2, 1999, as amended.
 b Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-26819) filed by the registrant on February 11, 2000.
(S) Incorporated by reference to the Annual Report on Form 10-K/A for the year ended December 31, 1999 (File No. 000-26819) filed by the registrant on May 1, 2000.