Form 10-Q
period 2000-06-30
WATCHGUARD TECHNOLOGIES INC
filed 2000-08-14
CIK 1062019

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934





For the quarterly period ended          Commission File Number 000-26819
June 30, 2000
-------------

                         WATCHGUARD TECHNOLOGIES, INC.
                         -----------------------------
            (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                       91-1712427
   ------------------------------                         ----------
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

                                Not Applicable
     --------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes X     No___
                                             ---

                  24,089,310 shares of WatchGuard common stock were outstanding as of August 2, 2000.

                         WATCHGUARD TECHNOLOGIES, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         -    Balance Sheets as of June 30, 2000 and December 31, 1999................................................   3

         -    Statements of Operations for the three and six months ended June 30, 2000 and 1999......................   4

         -    Statements of Cash Flows for the six months ended June 30, 2000 and 1999................................   5

         -    Notes to Financial Statements...........................................................................   6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................   9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................  16



PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................................  17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................  17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................................................  17

SIGNATURES............................................................................................................  18

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                         WATCHGUARD TECHNOLOGIES, INC.

                                BALANCE SHEETS
                                --------------
                (in thousands, except share and per share data)

                                                                                       June 30,             December 31,
                                                                                        2000                  1999
                                                                                -------------------    --------------------
                                                                                   (unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $           5,606      $           1,903
   Securities available for sale                                                          108,023                 24,498
   Trade accounts receivable, net                                                           8,701                  3,772
   Inventories                                                                              5,339                  2,013
   Prepaid expenses and other  receivables                                                  2,952                  1,275
                                                                                -----------------      -----------------
     Total current assets                                                                 130,621                 33,461

Equipment and furniture, net                                                                2,130                  1,927
Goodwill, intangibles and other assets                                                      5,216                  5,923
                                                                                -----------------      -----------------
Total assets                                                                    $         137,967      $          41,311
                                                                                =================      =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $           5,017      $           2,088
   Accrued expenses                                                                         1,649                  1,394
   Accrued payroll expenses                                                                 1,536                    968
   Deferred revenue                                                                         7,716                  4,233
   Equipment term loan                                                                         --                    383
                                                                                -----------------      -----------------
     Total current liabilities                                                             15,918                  9,066

Stockholders' equity:
   Preferred stock, par value $0.001 per share, 10,000,000 shares                              --                     --
         authorized; 0 shares issued and outstanding at June 30, 2000 and December 31, 1999
   Common stock, par value $0.001 per share, 80,000,000 shares                                 24                     19
         authorized; 23,770,096 and 19,511,752 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively
   Additional paid-in capital                                                             156,299                 63,694
   Stock-based compensation                                                                  (988)                (1,452)
   Accumulated other comprehensive loss                                                      (273)                   (77)
   Accumulated deficit                                                                    (33,013)               (29,939
                                                                                -----------------      -----------------
     Total stockholders' equity                                                           122,049                 32,245
                                                                                -----------------      -----------------
Total liabilities and stockholders' equity                                      $         137,967      $          41,311
                                                                                =================      =================

_____________________________
The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.
                         -----------------------------


                           STATEMENTS OF OPERATIONS
                           ------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                     -----------------------------------   -----------------------------------
                                                          2000               1999               2000                1999
                                                     ---------------    ----------------   ----------------    --------------
Revenues:
  Product                                            $       12,000     $        3,831     $       20,494      $        7,218
  Service                                                     1,740                806              3,048               1,357
                                                     --------------     --------------     --------------      --------------
        Total revenues                                       13,740              4,637             23,542               8,575

Cost of revenues                                              4,898              1,846              8,421               3,481
                                                     --------------     --------------     --------------      --------------
Gross margin                                                  8,842              2,791             15,121               5,094

Operating expenses:
  Sales and marketing                                         5,967              3,242             11,526               6,083
  Research and development                                    3,262              1,614              5,782               3,040
  General and administrative                                  1,249                862              2,404               1,774
  Stock-based compensation                                      228                258                464                 511
  Amortization of goodwill and other intangibles                368                  -                736                   -
                                                     --------------     --------------     --------------      --------------
          Total operating expenses                           11,074              5,976             20,912              11,408
                                                     --------------     --------------     --------------      --------------
Loss from operations                                         (2,232)            (3,185)            (5,791)             (6,314)

Interest income                                               1,855                  6              2,766                  15

Interest expense                                                 (1)              (269)               (49)               (362)
                                                     --------------     --------------     --------------      --------------

Net loss                                             $         (378)    $       (3,448)    $       (3,074)     $       (6,661)
                                                     ==============     ==============     ==============      ==============

Basic and diluted net loss per share                 $        (0.02)    $        (2.36)    $        (0.14)     $        (4.65)
                                                     ==============     ==============     ==============      ==============
Shares used in computation of basic and diluted
  net loss per share                                         23,160              1,459             22,223               1,433
                                                     ==============     ==============     ==============      ==============

______________________________

The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                (in thousands)
                                  (unaudited)

                                                                                               Six Months Ended
                                                                                                     June 30,
                                                                                       --------------------------------------
                                                                                            2000                 1999
                                                                                       ----------------     ----------------
OPERATING ACTIVITIES:
   Net loss                                                                            $       (3,074)      $        (6,661)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                               588                   266
       Amortization of goodwill and intangibles                                                   736                    14
       Amortization of stock-based compensation                                                   464                   512
       Provision for sales returns and allowances                                                 879                   730
       Provision for bad debt expense                                                             190                    74
       Noncash interest expense                                                                    --                   168
       Changes in operating assets and liabilities:
         (Increase) in trade accounts receivable                                               (5,998)                 (788)
         (Increase) in inventories                                                             (3,326)                 (197)
         (Increase) in prepaid expenses and other receivables                                  (1,677)                 (882)
         (Increase) decrease in goodwill, intangibles and other assets                             (7)                   17
         Increase in accounts payable                                                           2,929                 1,740
         Increase in accrued expenses                                                             255                    80
         Increase in accrued payroll expenses                                                     568                    76
         Increase in deferred revenue                                                           3,483                 1,003
                                                                                       --------------         -------------
NET CASH USED IN OPERATING ACTIVITIES                                                          (3,990)               (3,848)

INVESTING ACTIVITIES:
   Purchase of equipment and furniture                                                           (788)                 (823)
   Purchase of intangible assets                                                                  (25)                   --
   Proceeds from sales and maturities of marketable securities                                 17,618                    --
   Purchases of marketable securities                                                        (101,339)                   --
                                                                                       --------------       ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (84,534)                 (823)

FINANCING ACTIVITIES:
   Borrowings on line of credit and notes payable                                                  --                 6,600
   Issuance of warrants                                                                            --                   195
   Principal repayments on line of credit and notes payable                                      (383)               (1,634)
   Proceeds from the sale of common stock, net of expenses                                     90,427                    --
   Proceeds from the sale of common stock in connection with the
        employee stock purchase plan                                                              512                    --

   Proceeds from exercise of common stock options and warrants                                  1,671                    12
                                                                                       --------------       ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      92,227                 5,173
                                                                                       --------------       ---------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                      3,703                   502
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                1,903                 1,712
                                                                                       --------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $        5,606       $         2,214
                                                                                       ==============       ===============

_____________________

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

         Interim Financial Information

         The accompanying unaudited financial statements of WatchGuard, which include the December 31, 1999 balance sheet that was derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, this information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ended December 31, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in WatchGuard's Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

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

         Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Payment terms do not extend beyond a year. A limited number of WatchGuard's distributors have the right to delay payment until the product is sold to the end-user. Revenues from these few arrangements are not recognized until sale to the end-user occurs. WatchGuard provides unspecified upgrades on a when-and-if-available basis. These upgrades are considered post-contract customer support
(PCS) and are recognized as revenues ratably over the term of the PCS arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, in the case of an element not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element. WatchGuard provides for return rights and pricing protection rights for some of its customers. The return rights included in these customer agreements are generally limited to a percentage of purchases by these customers for the previous quarter. The pricing protection rights in these agreements are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sale is made. The reserves are reviewed and revised as needed.

         In December 1999, SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the fourth quarter of this year, with restatement for previous quarters retroactive to the first quarter of 2000. WatchGuard has reviewed the requirements of the new standard and believes that its current revenue recognition policies are in compliance with SAB 101. However, WatchGuard will continue to review new interpretations of this standard as they become available and will make those or any adjustments to internal policy it deems appropriate.

         Comprehensive Loss

         WatchGuard's investments are considered available-for-sale and are stated at fair value on the balance sheet, with unrealized gains and losses included as a component of stockholders' equity. During the second quarters of 2000 and 1999, there were no material realized gains or losses on securities available-for-sale. WatchGuard's investment guidelines state that the maximum life of any one security shall be two years, with the weighted average life of the investment portfolio being one year. The following table sets forth the components of comprehensive loss (in thousands):

                                                Three Months Ended June 30,             Six Months Ended June 30,
                                            -----------------------------------   -----------------------------------
                                                 2000                1999              2000                1999
                                            ----------------    ---------------   ----------------    ---------------

     Net loss                               $          (378)    $       (3,448)   $        (3,074)    $       (6,661)

     Unrealized gain (loss) on investments               38                  --              (196)                --
                                            ----------------    ---------------   ----------------    ---------------

     Comprehensive loss                     $          (340)    $       (3,448)   $        (3,270)    $       (6,661)
                                            ================    ===============   ================    ===============

         Reclassifications

         Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL

         Accounts Receivable


         Accounts receivable consisted of the following (in thousands):                June 30,            December 31,
                                                                                         2000                  1999
                                                                                   -----------------      ------------------

         Trade accounts receivable                                                 $         9,817       $         4,499
         Reserve for returns                                                                  (765)                 (550)
         Allowance for uncollectible accounts                                                 (351)                 (177)
                                                                                   ------------------    ------------------

         Total net accounts receivable                                               $         8,701       $         3,772
                                                                                   ==================    ==================

         Inventories


         Inventories consisted of the following (in thousands):                        June 30,            December 31,
                                                                                         2000                  1999
                                                                                  ------------------    ------------------
         Finished goods                                                            $         4,239       $         1,093
         Components                                                                          1,100                   920
                                                                                   ------------------    ------------------
                                                                                   $         5,339       $         2,013
                                                                                   ==================    ==================

NOTE 4 - INTERNATIONAL REVENUES

         WatchGuard licenses and markets its Internet security products and services throughout the world and operates in a single industry segment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of WatchGuard's assets are located, and the majority of its operating expenses are incurred, at its corporate headquarters. Revenue information by geographic region is as follows (in thousands):

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                           ----------------------------------   ------------------------------------
                                                 2000                1999              2000                1999
                                           ----------------    ---------------   ----------------    ---------------

     United States                          $         5,964     $        2,203    $        10,497     $        4,304

     Rest of World                                    7,776              2,434             13,045              4,271
                                            ----------------    ---------------   ----------------    ---------------

     Total                                   $       13,740             $4,637     $       23,542      $       8,575
                                            ================    ===============   ================    ===============

NOTE 5 - SUBSEQUENT EVENT

         In July 2000, WatchGuard adopted the 2000 Stock Option Plan ("the Plan"), which provides for the granting of nonqualified stock options to employees, consultants, agents, advisors and independent contractors. The new stock option plan supplements the WatchGuard 1996 Stock Incentive Compensation Plan, which remains effective. WatchGuard has authorized 3,000,000 shares of common stock for grants under the new Plan. Options under the Plan generally are granted at fair market value on the date of grant. The shares of common stock covered by the option generally vest at the rate of 25% on the first anniversary of the date of grant and 2.08% every month thereafter, with all shares becoming fully vested on the fourth anniversary of the date of grant. Stock options under the Plan have a term of ten years unless otherwise provided by the plan administrator.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which that we believe is relevant to an assessment and understanding of WatchGuard's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the notes to the financial statements. References to "we," "our" and "us" in this quarterly report refer to WatchGuard Technologies, Inc.

Special Note Regarding Forward-Looking Information

         This quarterly report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. You should not unduly rely on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the section entitled "Factors Affecting Our Operating Results, Our Business and Our Stock Price" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

Overview

         WatchGuard is a leading provider of Internet security solutions that protect enterprises or telecommuters using the Internet for electronic commerce and communications. Our core market is small- to medium-sized enterprises
(SMEs), and we have recently expanded our marketing focus to include larger enterprises as well as small offices and home offices (SOHOs) and telecommuters, particularly those using the broadband Internet connections. Our innovative subscription-based LiveSecurity solution broadcasts threat responses, software updates, information alerts, expert editorials, support flashes and virus alerts over the Internet, enabling enterprises to keep their security systems current with minimal effort.

         Since our inception, we have invested heavily in the development of our products and services. In September 1996, we introduced our initial Internet security appliance and began selling our products both domestically and internationally. In 1997, we significantly expanded our worldwide sales and marketing efforts, and in 1998 we launched our managed security offering for Internet security providers (ISPs), and introduced our second-generation security appliances, which added significant functionality to our existing product lines. We have continued to recruit and hire additional employees in marketing, development, technical support and finance and have invested in our operational infrastructure to support our growth. In February 1999, we launched the broadcast portion of our LiveSecurity products. In July 1999, we completed our initial public offering of our common stock. In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for SOHOs, and formed our new broadband Internet security division. During the first quarter of 2000 we issued an additional 1,780,000 shares of common stock in another public offering. In January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we began shipping in the first quarter of 2000.


Sources of Revenues and Revenue Recognition Policy

         We generate revenues through:

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


         Product revenues include perpetual software license fees and sales of our security appliance. Service revenues include fees for access to our LiveSecurity broadcast service for product updates, security threat responses, general security information and technical support. Service revenues also include annual fees for our LiveSecurity for MSS, which gives our ISP customers access to the LiveSecurity broadcast service and the ability to manage and update a specific number of their customers' security appliances. To date, service subscription renewals directly from our enterprise customers have not been material.

         We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. We generally recognize product revenues upon shipment and service subscription revenues ratably on a monthly basis, generally over a one-year period.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                               June 30,
                                                     -----------------------------------   -----------------------------------
                                                          2000               1999               2000                1999
                                                     ---------------    ----------------   ----------------    ---------------

Revenues:
  Product                                                   87.3 %            82.6  %             87.1 %              84.2 %
  Service                                                   12.7              17.4                12.9                15.8
                                                     ---------------    ----------------   ----------------    ---------------
        Total revenues                                     100.0             100.0               100.0               100.0

Cost of revenues                                            35.6              39.8                35.8                40.6
                                                     ---------------    ----------------   ----------------    ---------------
Gross margin                                                64.4              60.2                64.2                59.4

Operating expenses:
  Sales and marketing                                       43.4              69.9                49.0                70.9
  Research and development                                  23.7              34.8                24.6                35.5
  General and administrative                                 9.1              18.6                10.2                20.7
  Stock-based compensation                                   1.7               5.6                 2.0                 6.0
  Amortization of goodwill and other intangibles             2.7              --                   3.1                --
                                                     ---------------    ----------------   ----------------    ---------------
        Total operating expenses                            80.6             128.9                88.9               133.1
                                                     ---------------    ----------------   ----------------    ---------------
Loss from operations                                       (16.2)            (68.7)              (24.6)              (73.6)

Interest income (expense), net                              13.5              (5.7)               11.5                (4.0)
                                                     ---------------    ----------------   ----------------    ---------------
Net loss                                                    (2.8)%           (74.4) %            (13.1)%             (77.7)%
                                                     ===============    ================   ================    ===============

Three Months Ended June 30, 2000 and 1999

Revenues

         Total revenues, which consist of product revenues and service revenues, increased from $4.6 million in the three months ended June 30, 1999 to $13.7 million in the three months ended June 30, 2000, an increase of 198%. In the three months ended June 30, 1999, no one customer accounted for more than 10% of total revenues. However, in the three months ended June 30, 2000, two distributors accounted for $1.6 million each in revenues, or approximately 12% each of total quarterly revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 52% of total revenues in the three months ended June 30, 1999 and 57% in the three months ended June 30, 2000.

         Product revenues include (1) the perpetual software license fees for our security management system and the sale of our security appliance as part of the LiveSecurity System, including our new SOHO product line, and (2) the sale of our NOC (network operations center) security suite software license and our security appliance as part of LiveSecurity for MSS. Product revenues increased from $3.8 million in the three months ended June 30, 1999 to $12.0 million in the three months ended June 30, 2000, an increase of 213%. As a percentage of total revenues, product revenues increased from 83% in the three months ended June 30, 1999 to 87% in the three months ended June 30, 2000. We do not believe that the historical percentage growth rates of product revenues will be sustainable as our revenue base increases. Historically, we have generated the majority of our revenues from our product sales, which, until the introduction of LiveSecurity for MSS in late 1998, consisted primarily of the sale of our LiveSecurity System for the enterprise. Product revenues from LiveSecurity for MSS are growing and are expected to be a more significant component of our revenues in the future.

     Service revenues include the annual fee for our LiveSecurity broadcast service and annual client licenses for MSS, which are sold as a part of the LiveSecurity System and LiveSecurity for MSS. Service revenues increased from $806,000 in the three months ended June 30, 1999 to $1.7 million in the three months ended June 30, 2000, an increase of 116%. As a percentage of total revenues, service revenues decreased from 17% in the three months ended June 30, 1999 to 13% in the three months ended June 30, 2000, which reflects the significant growth in product revenues. Our deferred service revenue balance increased from $4.2 million at December 31, 1999 to $7.7 million at June 30, 2000, an increase of 82%. As renewals of our service subscriptions and annual client licenses for the LiveSecurity System and LiveSecurity for MSS increase, we expect service revenues as a percentage of total revenues to increase.

     Revenues from our LiveSecurity for MSS from ISPs have been increasing in amount during each quarter since we introduced the product. Total revenues for the LiveSecurity System for the enterprise increased from $3.9 million in the three months ended June 30, 1999 to $11.7 million in the three months ended June 30, 2000, an increase of 200%, while total revenues from LiveSecurity for MSS from ISPs increased from $700,000 in the three months ended June 30, 1999 to $2.0 million in the three months ended June 30, 2000, an increase of 186%. As a percentage of total revenues, LiveSecurity for MSS revenues remained stable at 15% for the second quarter of 1999 and 2000. The increase in LiveSecurity for MSS revenues is attributable to the growing number of enterprises seeking security protection through their ISPs and an increase in the number of ISPs with which we contract to offer the LiveSecurity for MSS service.

     We established a returns and allowances reserve in 1998 to address the return rights and pricing protection rights of some of our customers, primarily related to anticipated returns originating from the introduction of a new version of our security appliance, the Firebox II, during the last half of 1998. The provision for sales returns and allowances was $330,000, or 7% of total revenues, in the three months ended June 30, 1999 and $670,000, or 5% of total revenues, in the three months ended June 30, 2000. The provision, as a percentage of total revenues, in the three months ended June 30, 2000 as compared to the provision for both the three months ended June 30, 1999 and for all of 1999, reflects a reduction in the expected returns and pricing protection allowances based on actual results over the last several quarters, and no recent introduction of replacement products or major changes in our product and service pricing.

     Cost of Revenues and Gross Margin

     Cost of revenues consists of product and service costs, which include the costs of manufacturing our security appliance, product packaging, third-party product licensing fees and our technical support organization, including costs associated with our LiveSecurity broadcast service. Cost of revenues increased from $1.8 million in the three months ended June 30, 1999 to $4.9 million in the three months ended June 30, 2000. As a percentage of total revenues, cost of revenues were 40% in the three months ended June 30, 1999 and 36% in the three months ended June 30, 2000.

     The dollar increases in cost of revenues were primarily due to increases in sales volume and increased service costs associated with our larger customer base. While we have experienced an overall improvement in our gross margin percentage, the cost of revenues as a percentage of total revenues reflects 1) a decrease in the cost of manufacturing our Firebox II security appliance during the past year and 2) an increase in personnel-related costs of our service organization. While we expect to continue to streamline manufacturing and gain cost savings over time, increased revenues originating from the higher initial production costs of our SOHO products may negatively impact gross margins in the short term. Therefore, we do not expect our gross margins to improve significantly during the third quarter of 2000. Over time, as volume levels increase, we expect the unit costs to manufacture both the Firebox II and the SOHO products to decrease. However, we cannot predict if or when this reduction will occur. We expect service costs to increase in total dollar amount as our user base expands. For the longer term, as revenues from LiveSecurity service subscriptions increase and become a greater percentage of total revenues, we expect our gross margin to increase.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Overall, sales and marketing expenses increased from $3.2 million in the three months ended June 30, 1999 to $6.0 million in the three months ended June 30, 2000, an increase of 84%. As a percentage of total revenues, sales and marketing expenses decreased from 70% in the three months ended June 30, 1999 to 43% in the three months ended June 30, 2000. The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

     . an increase in salaries, commissions, recruiting and related expenses from $1.5 million to $2.6 million;

     . an increase in variable marketing costs from $881,000 to $1.9 million, reflecting increased advertising to achieve market awareness, and the cost of channel programs for increased channel distribution efforts; and

     .    an increase in travel and related expenses from $692,000 to $930,000.

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

     Research and Development. Research and development expenses consist of salaries, computing equipment and software tools, nonrecurring costs associated with our security appliance prototypes and payment of designers and contractors. Research and development expenses increased from $1.6 million in the three months ended June 30, 1999 to $3.3 million in the three months ended June 30, 2000, an increase of 102%. As a percentage of total revenues, research and development expenses decreased from 35% in the three months ended June 30, 1999 to 24% in the three months ended June 30, 2000. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our enterprise product line, including the SOHO products, development and enhancement of our LiveSecurity for MSS products and our efforts to respond to new and emerging security threats through our LiveSecurity broadcast service. Specifically, major components of the change included:

     . an increase in payroll and related expenses from $1.1 million to $2.0 million;

     . an increase in costs associated with security appliance prototypes from $80,000 to $365,000, reflecting increased expenses for our new SOHO product line and enhancement of our traditional Firebox security appliance; and

     . an increase in consulting and contract labor costs from $167,000 to $448,000.

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

     General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $862,000 in the three months ended June 30, 1999 to $1.2 million in the three months ended June 30, 2000, an increase of 45%. As a percentage of total revenues, general and administrative expenses decreased from 19% in the three months ended June 30, 1999 to 9% in the three months ended June 30, 2000. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations and our changes as a public company. We expect that these expenses will continue to increase in total dollar amounts but will decrease as a percentage of total revenues.

     Deferred Compensation. Deferred compensation is recorded as the difference between the exercise price of options we granted and the fair value for financial reporting purposes of our common stock during the periods in which the options were granted, and for the value of common stock issued in connection with an employment agreement associated with the acquisition of BeadleNet. Deferred compensation is amortized over the vesting periods of the options. Total amortization of compensation expense was $258,000 in the three months ended June 30, 1999 and $228,000 in the three months ended June 30, 2000. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative in the three months ended June 30, 1999 was $93,000, $126,000 and $39,000, respectively, and was $48,000, $160,000, and $20,000, respectively, for the three months ended June 30, 2000.

Interest Income (Expense)

     Interest expense of $269,000 in the three months ended June 30, 1999 resulted from borrowings on our bank line of credit, notes payable and our equipment term loan, and was slightly offset by $6,000 of interest income generated from our investment of proceeds from the sale of preferred stock in prior periods. Interest income of $1.9 million in the three months ended June 30, 2000 was generated from our investment of proceeds from the sale of common stock in our initial public offering in July 1999 and the sale of stock in our public offering in February 2000.

Six Months Ended June 30, 2000 and 1999

Revenues

     Total revenues increased from $8.6 million in the six months ended June 30, 1999 to $23.5 million in the six months ended June 30, 1999, an increase of 175%. In the six months ended June 30, 1999, no one customer accounted for more than 10% of total revenues. However, in the six months ended June 30, 2000, revenues from one of our distributors were $2.6 million, or approximately 11% of total revenues, while revenues from another distributor were $2.5 million, or 11% of total revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 50% of total revenues in the six months ended June 30, 1999 and 55% in the six months ended June 30, 2000.

     Product revenues increased from $7.2 million in the six months ended June 30, 1999 to $20.5 million in the six months ended June 30, 2000, an increase of 184%. As a percentage of total revenues, product revenues increased from 84% in the six months ended June 30, 1999 to 87% in the six months ended June 30, 2000.

     Total revenues for the LiveSecurity System for the enterprise increased from $7.5 million in the six months ended June 30, 1999 to $19.9 million in the six months ended June 30, 2000, an increase of 166%, while total revenues from LiveSecurity for MSS from ISP's increased from $1.1 million in the six months ended June 30, 1999 to $3.6 million in the six months ended June 30, 2000, an increase of 230%. As a percentage of total revenues, LiveSecurity for MSS revenues were 13% in the period ended June 30, 1999 and 15% in the period ended June 30, 2000.

     Service revenues increased from $1.4 million in the six months ended June 30, 1999 to $3.0 million in the six months ended June 30, 2000, an increase of 125%. As a percentage of total revenues, service revenues decreased from 16% in the six months ended June 30, 1999 to 13% in the six months ended June 30, 2000, which reflects the significant growth in product revenues.

     The provision for sales returns and allowances was $730,000, or 9% of total revenues, in the six months ended June 30, 1999 and $879,000, or 4% of total revenues, in the six months ended June 30, 2000. The provision, as a percentage of total revenues, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, reflects a reduction in the expected returns and pricing protection allowances based on actual results over the last several quarters, and no recent introduction of replacement products or major changes in our product and service pricing.

Cost of Revenues

     Cost of revenues increased from $3.5 million in the six months ended June 30, 1999 to $8.4 million in the six months ended June 30, 2000, an increase of 142%. As a percentage of total revenues, cost of revenues decreased from 41% in the six months ended June 30, 1999 to 36% in the six months ended June 30, 2000. The dollar increases in cost of revenues were primarily due to increases in sales volume. The decrease in cost of revenues as a percentage of total revenues primarily reflects a decrease in the cost of manufacturing our Firebox II security appliance during the past year.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $6.1 million in the six months ended June 30, 1999 to $11.5 million in the six months ended June 30, 2000, an increase of 89%. As a percentage of total revenues, sales and marketing expenses decreased from 71% in the six months ended June 30, 1999 to 49% in the six months ended June 30, 2000. The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

     . an increase in payroll and related expenses from $2.9 million to $4.7 million;

     . an increase in variable marketing costs from $1.4 million to $4.2 million; and

     . an increase in travel and related expenses from $1.2 million to $1.6 million.

     The decrease in sales and marketing expenses as a percentage of total revenues reflects both increased productivity of and efficiencies in managing our indirect channel network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products.

     Research and Development. Research and development expenses increased from $3.0 million in the six months ended June 30, 1999 to $5.8 million in the six months ended June 30, 2000, an increase of 90%. As a percentage of total revenues, research and development expenses decreased from 36% in the six months ended June 30, 1999 to 25% in the six months ended June 30, 2000. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand our enterprise product line and our efforts in researching and evaluating new and emerging security threats for our LiveSecurity broadcast service. Specifically, major components of the increase included:

     * an increase in payroll and related expenses from $2.0 million to $3.7 million and

     *    an increase in prototype engineering costs from $183,000 to $580,000.

     General and Administrative. General and administrative expenses increased from $1.8 million in the six months ended June 30, 1999 to $2.4 million in the six months ended June 30, 2000, an increase of 36%. As a percentage of total revenues, general and administrative expenses decreased from 21% in the six months ended June 30, 1999 to 10% in the six months ended June 30, 2000. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations, and primarily relates to an increase in payroll and related expenses.

     Deferred Compensation. Amortization of deferred compensation expense decreased from $511,000 in the six months ended June 30, 1999 to $464,000 in the six months ended June 30, 2000. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative in the six months ended June 30, 1999 was $188,000, $248,000 and $75,000, respectively, and was $100,000, $323,000, and $41,000, respectively, in the six months ended June 30, 2000.

Interest Income (Expense)

     Interest expense of $362,000 in the six months ended June 30, 1999 resulted from borrowings on our bank line of credit, notes payable and our equipment term loan, and was offset by $15,000 of interest income generated from our investment of proceeds from the sale of preferred stock in prior periods. Interest income of $2.8 million in the six months ended June 30, 2000 resulted from the investment of proceeds from our public offerings, and was offset by $49,000 of interest expense resulting from borrowings on our term loan with a bank, which has since been paid in full.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through private placements of convertible preferred stock, through the proceeds from our initial public offering in July 1999 and most recently, our follow-on public offering in February 2000. To date, net proceeds from private placements of preferred stock and our two public offerings have totaled approximately $144.0 million. We have also financed our operations through equipment financing, traditional accounts receivable financing arrangements, bridge financing arrangements and convertible notes.

     We have a working capital revolving line of credit with a bank, secured by our accounts receivable. The line of credit was renegotiated in March 2000 and provides for borrowings not greater than $5.0 million or the amount of the borrowing base. For purposes of this loan, the borrowing base is the sum of 80% of the net amount of our eligible domestic accounts receivable and 50% of the net amount of our eligible foreign accounts receivable. As of June 30, 2000, we had no borrowings on this line of credit, which expires in February 2001 and bears interest at the prime rate plus 0.5% per year. At June 30, 2000, our borrowing base was $5.0 million, reduced by a $1.5 million unconditional letter of credit we issued to our landlord in conjunction with our new facilities lease. In February 2000 we repaid our two term-loan facilities with the same bank, which had a combined balance of $383,000 as of December 31, 1999.

     In March 2000, we signed a 10-year facilities lease agreement that provides for approximately 90,000 square feet of office space, out of approximately 290,000 available square feet, for a new corporate headquarters location in Seattle, Washington, with an option to extend the lease for an additional five-year term. We intend to sublease a portion of the new space for the 12 to 18 months following the commencement of the lease, depending on our space requirements. This lease is expected to commence no later than September 2000 and includes base rent of approximately $175,000 per month during the first year of the lease, increasing to $241,000 per month during the final year of the lease. We are also responsible for our pro-rata share of the building operating costs, which are estimated to be $60,000 per month during the first year of the lease.

We have provided the landlord with an unconditional letter of credit in the amount of $1.5 million, which will be increased to $3.0 million upon commencement of the lease.

     As of June 30, 2000, we had $113.6 million in cash, cash equivalents and securities available for sale, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of June 30, 2000 was $114.7 million.

     Operating activities. Our operating activities resulted in net cash outflows of $3.8 million in the six months ended June 30, 1999 and $4.0 million in the six months ended June 30, 2000. The operating cash outflows in 1999 and 2000 resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $1.8 million for the six months ended June 30, 1999 and $2.9 million for the six months ended June 30, 2000. These noncash charges were primarily associated with depreciation of capital assets, amortization of goodwill, provisions for bad debts and sales returns and allowances, and compensation charges resulting from the issuance of stock options and warrants. Cash provided from working capital components impacting operating activities was $1.0 million for the six months ended June 30, 1999, and cash used from working capital components for operating activities was $3.8 million for the six months ended June 30, 2000. For the six months ended June 30, 2000, there were large fluctuations within some major working capital components, as described below:

     (a) Receivables increased from $3.8 million at December 31, 1999 to $8.7 million at June 30, 2000, reflecting the increase in revenues from $6.5 million in the three months ended December 31, 1999 to $13.7 million in the three months ended June 30, 2000. We implemented enhanced credit and collection processes during 1999 that contributed to improved collection periods. Days sales outstanding, or DSOs, were 68 days, 52 days and 57 days for the quarters ended June 30, 1999, December 31, 1999 and June 30, 2000, respectively. The DSO ratio for the second quarter of 2000 has increased slightly from the fourth quarter of 1999 and is the result of changes in our customer sales mix during the second quarter. Our largest domestic customers and international customers receive longer payment terms and the sales volume from our international and large domestic customers in the second quarter of 2000 was greater than in prior quarters. Based upon sales mix and the resulting timing differences arising from varying payment terms in our customer agreements, we expect our DSOs to generally range from 55 days to 70 days. Reserves for uncollectable accounts were $177,000 at December 31, 1999 and $351,000 at June 30, 2000, reflecting an increased accounts receivable balance related to increased sales. Our returns and allowance reserve was $550,000 at December 31, 1999 and $765,000 at June 30, 2000, and reflects our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. The reserve may fluctuate from time to time depending upon the timing of product introductions and pricing program changes.

     (b) Inventories increased from $2.0 million at December 31, 1999 to $5.3 million at June 30, 2000. The increase reflects build-up of inventory levels as a result of continued anticipated increases in product shipments, as well as inventory purchases related to our new SOHO product line. In addition, inventory levels at those customers where revenue is recognized on a sell-through basis has increased due to the significant revenue growth with those customers. Also contributing to the increase was the purchase of component parts on allocation or that have long lead times.

     (c) Prepaid expenses and other receivables increased from $1.3 million at December 31, 1999 to $3.0 million at June 30, 2000, primarily due to an increase in the interest receivable originating from the investment of proceeds from our public offerings.

     (d) Accounts payable, accrued expenses and payroll-related expenses increased from $4.4 million at December 31, 1999 to $8.2 million at June 30, 2000, related to purchases of inventory and inventory components, and increased spending levels within the sales and marketing areas.

     (e) Deferred revenue increased from $4.2 million at December 31, 1999 to $7.7 million at June 30, 2000, reflecting the significant increase in new product revenues and renewals of our LiveSecurity subscription services.

     Investing activities. Cash used in investing activities totaled $823,000 in the six months ended June 30, 1999 and $84.5 million in the six months ended June 30, 2000, and reflect short-term investing activity and capital expenditures for computing equipment and furniture.

     Financing activities. Cash provided by financing activities totaled $5.2 million in the six months ended June 30, 1999 and $92.2 million in the six months ended June 30, 2000. These activities primarily relate to borrowings on our line of credit and from bridge financing during 1999 and proceeds from our public offering in the first quarter of 2000.

     We believe that existing cash and cash equivalents balances and our lines of credit will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential acquisitions or technology investments for at least the next 12 months. However, the underlying assumed levels of spending for the potential acquisition of or investment in complementary businesses or technologies might prove to be inaccurate, and we may need to seek additional funding before that time through public or private financings or other arrangements.

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

     Nonetheless, some problems related to year 2000 risks may not yet have appeared. Year 2000 issues could include problems with our own products and services or with third-party products or technology that we use or with which our products exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business. We expect that the cost to fix any year 2000 problems that may be identified, however, will involve internal labor-hours and will not be material.

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

     Foreign Currency Risk. All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the second quarter of 2000 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(d)  Use of Proceeds

     On February 15, 2000, our registration statement on Form S-1 for our public offering, file number 333-95049, became effective. The offering terminated as a result of all of the shares offered being sold. After accounting for approximately $5.3 million in underwriting discounts and commissions and $600,000 in other expenses, we received proceeds of approximately $90.4 million.

Item 4. Submission of Matters to a Vote of Security Holders

     We held an annual meeting of our stockholders on June 8, 2000. Of the 22,855,912 shares outstanding as of April 24, 2000, the record date of the annual meeting, 21,698,406 shares, or 94.94% of the total number of shares eligible to vote at the annual meeting were registered in person or by proxy.

     One matter, the election of directors, was submitted to our stockholders for approval at the annual meeting. Stuart J. Ellman was elected as a Class 1 director, Andrew W. Verhalen and Charles P. Waite, Jr. were elected as Class 2 directors, and Christopher G. Slatt and Steven N. Moore were elected as Class 3 directors, each receiving greater than 99.9% of the votes at the annual meeting.

     No other matters were submitted to a vote of our shareholders in the quarter ended June 30, 2000.

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

     10.1      WatchGuard 2000 Stock Option Plan (incorporated by reference to
               Exhibit 99.1 to WatchGuard's Registration Statement on Form S-8 (file number 333-43562), filed August 11, 2000).

     27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q).

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2000                       WATCHGUARD TECHNOLOGIES, INC.


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