Form 10-Q
period 2000-09-30
WATCHGUARD TECHNOLOGIES INC
filed 2000-11-14
CIK 1062019

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934


For the quarterly period ended                 Commission File Number  000-26819
     September 30, 2000
------------------------------

                         WATCHGUARD TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                       91-1712427
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                        505 Fifth Ave. South, Suite 500
                        -------------------------------
                             Seattle WA 98104-3892
                             ---------------------
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

        25,943,265 shares of WatchGuard common stock were outstanding as of November 6, 2000.

                         WATCHGUARD TECHNOLOGIES, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     -   Balance Sheets as of September 30, 2000 and December 31, 1999...................................    3

     -   Statements of Operations for the three and nine months ended September 30, 2000 and 1999........    4

     -   Statements of Cash Flows for the nine months ended September 30, 2000 and 1999..................    5

     -   Notes to Financial Statements...................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................   28

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................................................   29

Item 6.  Exhibits and Reports on Form 8-K................................................................   29

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         WATCHGUARD TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 --------------
                (In thousands, except share and per share data)


                                                                              September 30,             December 31,
                                                                                  2000                     1999
                                                                         ---------------------      --------------------
                                                                               (unaudited)
                            ASSETS
Current assets:
 Cash and cash equivalents                                                        $ 26,612                 $  1,903
 Securities available for sale                                                      89,856                   24,498
 Trade accounts receivable, net                                                     11,772                    3,772
 Inventories                                                                         5,488                    2,013
 Prepaid expenses and other receivables                                              2,609                    1,275
                                                                          ----------------          ---------------
  Total current assets                                                             136,337                   33,461

Equipment and furniture, net                                                         5,324                    1,927
Goodwill, intangibles and other assets                                               5,241                    5,923
                                                                          ----------------          ---------------
Total assets                                                                      $146,902                 $ 41,311
                                                                          ================          ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                 $  6,033                 $  2,088
 Accrued expenses                                                                    1,801                    1,394
 Accrued payroll-related expenses                                                    1,962                      968
 Deferred revenue                                                                    9,869                    4,233
 Equipment term loan                                                                     -                      383
                                                                          ----------------          ---------------
  Total current liabilities                                                         19,665                    9,066

Stockholders' equity:
 Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2000
  and December 31, 1999                                                                  -                        -
 Common stock, par value $0.001 per share, 80,000,000 shares authorized; 24,508,656 and 19,511,752 shares issued and
  outstanding at September 30, 2000 and December 31, 1999, respectively                 25                       19
 Additional paid-in capital                                                        159,730                   63,694
 Stock-based compensation                                                             (795)                  (1,452)
 Accumulated other comprehensive loss                                                  (44)                     (77)
 Accumulated deficit                                                               (31,679)                 (29,939)
                                                                          ----------------          ---------------
  Total stockholders' equity                                                       127,237                   32,245
                                                                          ----------------          ---------------
Total liabilities and stockholders' equity                                        $146,902                 $ 41,311
                                                                          ================          ===============


The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------
                     (In thousands, except per share data)
                                  (unaudited)

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                 ----------------------------     ----------------------------
                                      2000             1999            2000             1999
                                 -----------      -----------     -----------      -----------
Revenues:
 Product                             $14,782          $ 4,614         $35,276          $11,832
 Service                               2,453              907           5,501            2,264
                                 -----------      -----------     -----------      -----------
    Total revenues                    17,235            5,521          40,777           14,096

Cost of revenues                       6,187            2,085          14,608            5,566
                                 -----------      -----------     -----------      -----------
Gross margin                          11,048            3,436          26,169            8,530

Operating expenses:
 Sales and marketing                   5,849            3,612          17,375            9,695
 Research and development              3,413            1,700           9,195            4,740
 General and administrative            1,703              842           4,107            2,616
 Stock-based compensation                193              186             657              697
 Amortization of goodwill
  and other intangibles                  368                -           1,104                -
                                 -----------      -----------     -----------      -----------
    Total operating expenses          11,526            6,340          32,438           17,748
                                 -----------      -----------     -----------      -----------
Loss from operations                    (478)          (2,904)         (6,269)          (9,218)
Interest income                        1,813              253           4,579              268
Interest expense                          (1)            (135)            (50)            (497)
                                 -----------      -----------     -----------      -----------
Net income (loss)                    $ 1,334          $(2,786)        $(1,740)         $(9,447)
                                 ===========      ===========     ===========      ===========

Net income (loss) per share:
     Basic                             $0.06           $(0.21)         $(0.08)          $(1.76)
                                 ===========      ===========     ===========      ===========
     Diluted                           $0.05           $(0.21)         $(0.08)          $(1.76)
                                 ===========      ===========     ===========      ===========

 Shares used in computation of
  net income (loss) per share:
     Basic                            24,147           13,135          22,882            5,379
                                 ===========      ===========     ===========      ===========
     Diluted                          27,809           13,135          22,882            5,379
                                 ===========      ===========     ===========      ===========


The accompanying notes are an integral part of these financial statements.

                         WATCHGUARD TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (in thousands)
                                  (unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                -------------------------------
                                                                     2000              1999
                                                                -------------      ------------
OPERATING ACTIVITIES:
 Net loss                                                        $  (1,740)         $ (9,447)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                                        945               430
   Loss on disposal of furniture                                        39                --
   Amortization of goodwill and intangibles                          1,104                --
   Amortization of stock-based compensation                            657               697
   Provision for sales returns and allowances                        1,241               915
   Provision for bad debt expense                                      351                79
   Noncash interest expense                                             --               195
   Changes in operating assets and liabilities:
     (Increase) in trade accounts receivable                        (9,592)           (1,066)
     (Increase) decrease in inventories                             (3,475)              250
     (Increase) in prepaid expenses and other receivables           (1,334)             (118)
     (Increase) in goodwill, intangibles and other assets             (401)              (15)
     Increase (decrease) in accounts payable                         3,945              (437)
     Increase in accrued expenses                                      407               174
     Increase in accrued payroll-related expenses                      994               131
     Increase in deferred revenue                                    5,636             1,591
                                                                ----------         ---------
NET CASH USED IN OPERATING ACTIVITIES                               (1,223)           (6,621)

INVESTING ACTIVITIES:
 Purchase of equipment and furniture                                (4,472)             (993)
 Cash received on disposal of furniture                                 95                --
 Purchase of intangible assets                                         (25)               --
 Proceeds from sales and maturities of marketable securities        55,129                --
 Purchases of marketable securities                               (120,454)               --
                                                                ----------         ---------
NET CASH USED IN INVESTING ACTIVITIES                              (69,727)             (993)

FINANCING ACTIVITIES:
 Borrowings on line of credit and notes payable                         --             7,280
 Issuance of warrants                                                   --               195
 Principal repayments on line of credit and notes payable             (383)          (10,122)
 Proceeds from the sale of common stock, net of expenses            90,427            40,810
 Proceeds from the sale of common stock through the
      employee stock purchase plan                                   1,139                --
 Proceeds from exercise of common stock options and warrants         4,476               207
                                                                ----------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           95,659            38,370
                                                                ----------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           24,709            30,756

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,903             1,712
                                                                ----------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  26,612          $ 32,468
                                                                ==========         =========


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

     Interim Financial Information

     The accompanying unaudited financial statements of WatchGuard, which include the December 31, 1999 balance sheet that was derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, this information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in WatchGuard's Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 1, 2000.

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

     WatchGuard generates revenues through sales of its Internet security products, including related software licenses, Internet security appliances and subscriptions for its LiveSecurity broadcast service, which includes threat responses, information alerts, expert editorials, user support flashes, software updates and maintenance. Software license revenues are generated from licensing the rights to use WatchGuard's products directly to end-users, from sublicense fees from resellers and distributors and from sales of its products to Internet service providers (ISPs), which utilize WatchGuard's LiveSecurity product to provide managed security services to the ISPs' customers. Revenues from LiveSecurity subscriptions are recognized ratably over the term of the contract, typically one year.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. WatchGuard has reviewed the requirements of this standard and believes that its current revenue recognition policies are in compliance with SAB 101. However, WatchGuard will continue to review new interpretations of this standard as they become available and will make those or any adjustments to internal policy it deems appropriate.

     Comprehensive Income (Loss)

     WatchGuard's investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders' equity. During the third quarters of 2000 and 1999, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being one year. The following table sets forth the components of comprehensive loss (in thousands):

                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                     ----------------------     ------------------------
                                       2000         1999          2000           1999
                                     -------      ---------     ---------      ---------
Net income (loss)                     $1,334       $(2,786)      $(1,740)       $(9,447)
Unrealized gain on investments           229            --            33             --
                                     -------     ---------     ---------      ---------
Comprehensive income (loss)           $1,563       $(2,786)      $(1,707)       $(9,447)
                                     =======     =========     =========      =========

     Reclassifications

     Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL

Accounts Receivable

Accounts receivable consisted of the following (in thousands):   September 30,         December 31,
                                                                     2000                  1999
                                                                 -------------         ------------
Trade accounts receivable                                           $13,042               $4,499
Reserve for returns                                                    (835)                (550)
Allowance for uncollectible accounts                                   (435)                (177)
                                                                   --------              -------
Total net accounts receivable                                       $11,772               $3,772
                                                                   ========              =======
Inventories

Inventories consisted of the following (in thousands):           September 30,         December 31,
                                                                     2000                  1999
                                                                 -------------         ------------
Finished goods                                                       $3,327               $1,093
Components                                                            2,161                  920
                                                                   --------              -------
                                                                     $5,488               $2,013
                                                                   ========              =======

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

                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                         ---------------------    ----------------------
                                           2000        1999         2000         1999
                                         --------     -------     --------     --------
     United States                        $ 8,058      $2,680      $18,555      $ 6,983
     Rest of World                          9,177       2,841       22,222        7,113
                                         --------     -------     --------     --------
     Total                                $17,235      $5,521      $40,777      $14,096
                                         ========     =======     ========     ========

NOTE 5 - NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Common stock equivalents, including stock options and warrants, are excluded from the computation of diluted net loss per share as their effect is antidilutive.


     The components of calculating net income (loss) per share are set forth in the following table (in thousands, except per share data):

                                             Three Months              Nine Months
                                          Ended September 30,       Ended September 30,
                                         ---------------------     ---------------------
                                           2000         1999         2000         1999
                                         --------     --------     --------     --------
Net income (loss)                         $ 1,334      $(2,786)     $(1,740)     $(9,447)
                                         ========     ========     ========     ========

Weighted average number of shares:
     For basic earnings per share          24,147       13,135       22,882        5,379

Effect of dilutive securities:
     Employee stock options and warrants    3,662           --           --           --
                                         --------     --------     --------     --------
Weighted average number of shares:
     For diluted earnings per share        27,809       13,135       22,882        5,379
                                         ========     ========     ========     ========

Net income (loss) per share:
     Basic                                $  0.06      $ (0.21)     $ (0.08)     $ (1.76)
                                         ========     ========     ========     ========
     Diluted                              $  0.05      $ (0.21)     $ (0.08)     $ (1.76)
                                         ========     ========     ========     ========

NOTE 6 - ACQUISITION OF BUSINESS

     On October 4, 2000, WatchGuard acquired Qiave Technologies Corporation, a provider of digital information security products for internetworked Windows NT
(TM) and Windows 2000 (TM) computing environments. Pursuant to the Agreement and Plan of Merger among WatchGuard, Qiave, Logan Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of WatchGuard, and certain key stockholders of Qiave, Logan Acquisition Corporation merged with and into Qiave, with Qiave as the surviving corporation. The merger will be accounted for as a purchase.

     Under the terms and conditions of the merger agreement, WatchGuard issued to Qiave stockholders 1,292,997 shares of WatchGuard common stock valued at approximately $66,000,000, based on the average closing price of WatchGuard common stock prior to the consummation of the merger. In addition, all outstanding options to purchase shares of Qiave common stock outstanding at the effective time of the merger were assumed by WatchGuard and converted into options to purchase an aggregate of 100,856 shares of WatchGuard common stock, at a weighted average exercise price of $0.46 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of WatchGuard's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the notes to the financial statements. References to "we," "our" and "us" in this quarterly report refer to WatchGuard Technologies, Inc.

Special Note Regarding Forward-Looking Information

     This quarterly report contains and incorporates by reference forward-looking statements that involve assumptions, risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in the section below entitled "Factors Affecting Our Operating Results, Our Business and Our Stock Price." You should not unduly rely on these forward-looking statements, which apply only as of the date of this report.

Overview

     WatchGuard is a leading provider of Internet security solutions that protect enterprises and telecommuters using the Internet for electronic commerce and communications. Our core market is small- to medium-sized enterprises
(SMEs), and we have recently expanded our marketing focus to include larger enterprises as well as small offices and home offices (SOHOs) and telecommuters, particularly those using the broadband Internet connections. Our innovative subscription-based LiveSecurity solution broadcasts threat responses, software updates, information alerts, expert editorials, support flashes and virus alerts over the Internet, enabling enterprises to keep their security systems current with minimal effort.

     Since our inception, we have invested heavily in the development of our products and services, as follows:

     . In September 1996, we introduced our initial Internet security appliance and began selling our products both domestically and internationally.

     . In 1997, we significantly expanded our worldwide sales and marketing efforts, and in 1998 we launched our managed security offering for Internet service providers (ISPs) and introduced our second-generation security appliances, which added significant functionality to our existing product lines.

     . We have continued to recruit and hire additional employees in marketing, development, technical support and finance and have invested in our operational infrastructure to support our growth.

     . In February 1999, we launched the broadcast portion of our LiveSecurity products.

     . In July 1999, we completed our initial public offering of our common stock.

     . In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for SOHOs, and formed our new broadband Internet security division.

     . In February 2000, we issued an additional 1,780,000 shares of common stock in a follow-on public offering.

     . In January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we began shipping in the first quarter of 2000.

     . In October 2000, we acquired Qiave Technologies Corporation, a developer of digital information security systems, which enhanced our ability to protect Web and application servers from hackers targeting public content residing behind an enterprise's firewall.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                -------------------       --------------------
                                                 2000         1999         2000          1999
                                                ------       ------       ------        ------
Revenues:
 Product                                          85.8%        83.6 %       86.5 %        83.9 %
 Service                                          14.2         16.4         13.5          16.1
                                                ------       ------       ------        ------
    Total revenues                               100.0        100.0        100.0         100.0

Cost of revenues                                  35.9         37.8         35.8          39.5
                                                ------       ------       ------        ------
Gross margin                                      64.1         62.2         64.2          60.5

Operating expenses:
 Sales and marketing                              33.9         65.4         42.6          68.8
 Research and development                         19.8         30.8         22.5          33.6
 General and administrative                        9.9         15.3         10.1          18.6
 Stock-based compensation                          1.1          3.4          1.6           4.9
 Amortization of goodwill and other intangibles    2.1           --          2.7            --
                                                ------       ------       ------        ------
    Total operating expenses                      66.9        114.8         79.5         125.9
                                                ------       ------       ------        ------
Loss from operations                              (2.8)       (52.6)       (15.4)        (65.4)

Interest income (expense), net                    10.5          2.1         11.1          (1.6)
                                                ------       ------       ------        ------
Net income (loss)                                  7.7 %      (50.5)%       (4.3)%       (67.0)%
                                                ======       ======       ======        ======

Three Months Ended September 30, 2000 and 1999

Revenues

     Total revenues, which consist of product revenues and service revenues, increased from $5.5 million in the three months ended September 30, 1999 to $17.2 million in the three months ended September 30, 2000, an increase of 212%. In the three months ended September 30, 1999, no one customer accounted for more than 10% of total revenues. However, in the three months ended September 30, 2000, one distributor, Ingram Micro, Inc., accounted for $2.5 million in revenues, or approximately 14% of total quarterly revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 51% of total revenues in the three months ended September 30, 1999 and 53% in the three months ended September 30, 2000.

     Product revenues include (1) the perpetual software license fees for our security management system and the sale of our security appliance as part of the LiveSecurity System, including our new SOHO product line, and (2) the sale of our NOC (network operations center) Security Suite software license and our security appliance as part of LiveSecurity for MSS. Product revenues increased from $4.6 million in the three months ended September 30, 1999 to $14.8 million in the three months ended September 30, 2000, an increase of 220%. As a percentage of total revenues, product revenues increased from 84% in the three months ended September 30, 1999 to 86% in the three months ended September 30, 2000. Historically, we have generated the majority of our revenues from our product sales. We do not believe that the historical percentage growth rates of product revenues will be sustainable as our revenue base increases.

     Service revenues include the annual fee for our LiveSecurity broadcast service and annual client licenses for MSS, which are sold as a part of the LiveSecurity System and LiveSecurity for MSS. Service revenues increased from $907,000 in the three months ended September 30, 1999 to $2.5 million in the three months ended September 30, 2000, an increase of 170%. As a percentage of total revenues, service revenues decreased from 16% in the three months ended September 30, 1999 to 14% in the three months ended September 30, 2000, which reflects the significant growth in product revenues. Our deferred service revenue balance increased from $4.2 million at December 31, 1999 to $9.9 million at September 30, 2000, an increase of 133%, which reflects an increase in product revenues and an increase in our renewals of LiveSecurity subscriptions. As renewals of our service subscriptions and annual client licenses for the LiveSecurity System and LiveSecurity for MSS increase, we expect service revenues as a percentage of total revenues to increase.

     We established a returns and allowances reserve in 1998 to address the return rights and pricing protection rights of some of our customers, primarily related to anticipated returns originating from the introduction of a new version of our security appliance, the Firebox II, during the last half of 1998. The provision for sales returns and allowances was $185,000, or 3% of total revenues, in the three months ended September 30, 1999 and $362,000, or 2% of total revenues, in the three months ended September 30, 2000. The provision, as a percentage of total revenues, in the three months ended September 30, 2000 as compared to the provision for both the three months ended September 30, 1999 and for all of 1999, reflects a reduction in the expected returns and pricing protection allowances based on actual results over the last several quarters, and no recent introduction of replacement products or major changes in our product and service pricing.

     Cost of Revenues and Gross Margin

     Cost of revenues consists of product and service costs, which include the costs of manufacturing our security appliance, product packaging, third-party product licensing fees and our technical support organization, including costs associated with our LiveSecurity broadcast service. Cost of revenues increased from $2.1 million in the three months ended September 30, 1999 to $6.2 million in the three months ended September 30, 2000. As a percentage of total revenues, cost of revenues decreased from 38% in the three months ended September 30, 1999 to 36% in the three months ended September 30, 2000.

     The dollar increases in cost of revenues were primarily due to increases in sales volume and increased service costs associated with our larger customer base. While we have experienced an overall improvement in our gross margin percentage, the decrease in cost of revenues as a percentage of total revenues reflects (1) a decrease in the cost of manufacturing our Firebox II security appliance during the past year, (2) additional manufacturing and rework costs associated with a change in the motherboard for our security appliance that is anticipated to reduce future costs of our SOHO products and (3) an increase in personnel-related costs of our service organization. While we expect to continue to streamline manufacturing and gain cost savings over time, the extent that the higher initial production costs of our SOHO products offset increased revenues from these products may negatively impact gross margins in the short term. Therefore, we do not expect our gross margins to improve significantly during the fourth quarter of 2000. Although we expect the unit costs to manufacture both the Firebox II and the SOHO products to decrease over time as volume levels increase, we cannot predict if or when this reduction will occur. We expect service costs to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity service subscriptions increase and become a greater percentage of total revenues, we expect our gross margins to increase.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Overall, sales and marketing expenses increased from $3.6 million in the three months ended September 30, 1999 to $5.8 million in the three months ended September 30, 2000, an increase of 62%. As a percentage of total revenues, sales and marketing expenses decreased from 65% in the three months ended September 30, 1999 to 34% in the three months ended September 30, 2000. The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

     . an increase in salaries, commissions, recruiting and related expenses from $1.8 million to $2.9 million;

     . an increase in variable marketing costs from $764,000 to $1.6 million, reflecting increased advertising to achieve market awareness and the cost of channel programs for increased channel distribution efforts; and

     .  an increase in travel and related expenses from $604,000 to $764,000.

     The decrease in sales and marketing expenses as a percentage of total revenues reflects both increased productivity of and efficiencies in managing our indirect channel network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products. We will continue to invest in sales and marketing programs designed to increase distribution. Because we expect our various expenses to increase at a slower rate than revenues, we expect to see a gradual reduction in sales and marketing expenses, and all other expenses, over time as a percentage of total revenues.

     Research and Development. Research and development expenses consist of salaries, computing equipment and software tools, nonrecurring costs associated with our security appliance prototypes and payment of designers and contractors. Research and development expenses increased from $1.7 million in the three months ended September 30, 1999 to $3.4 million in the three months ended September 30, 2000, an increase of 101%. As a percentage of total revenues, research and development expenses decreased from 31% in the three months ended September 30, 1999 to 20% in the three months ended September 30, 2000. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our enterprise product line, including our SOHO products, development and enhancement of our LiveSecurity for MSS products and our efforts to respond to new and emerging security threats through our LiveSecurity broadcast service. Specifically, major components of the change included:

     . an increase in payroll and related expenses from $1.3 million to $2.1 million; and

     . an increase in costs associated with security appliance prototypes from $44,000 to $500,000, reflecting increased expenses for our new SOHO products and enhancement of our traditional Firebox.

     We will continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings, develop new products and enhance our rapid response team and advisory council, which analyze new security vulnerabilities and threats and provide continuing education on Internet security to our employees. We expect that research and development expenses will continue to increase in total dollar amounts but will decrease as a percentage of total revenues.

     General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $842,000 in the three months ended September 30, 1999 to $1.7 million in the three months ended September 30, 2000, an increase of 102%. As a percentage of total revenues, general and administrative expenses decreased from 15% in the three months ended September 30, 1999 to 10% in the three months ended September 30, 2000. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations and our changes as a public company. We expect that these expenses will continue to increase in total dollar amounts but will decrease as a percentage of total revenues.

     Deferred Compensation. Deferred compensation is recorded as the difference between the exercise price of options we granted and the fair value of our common stock on the date in which the options were granted, and for the value of common stock issued in connection with an employment agreement associated with our October 1999 acquisition of BeadleNet. Deferred compensation is amortized over the vesting periods of the options. Total amortization of deferred compensation expense was $186,000 in the three months ended September 30, 1999 and $193,000 in the three months ended

September 30, 2000. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative was $67,000, $91,000 and $28,000 in the three months ended September 30, 1999, respectively, and $36,000, $143,000, and $14,000, respectively, in the three months ended September 30, 2000.

Interest Income (Expense)

     Interest income of $1.8 million in the three months ended September 30, 2000 was generated from our investment of proceeds from the sale of common stock in our initial public offering in July 1999 and the sale of stock in our follow-on public offering in February 2000. Interest expense of $135,000 in the three months ended September 30, 1999 resulted from borrowings on our bank line of credit, notes payable and our equipment term loan, and was offset by $253,000 of interest income generated from our investment of proceeds from the sale of common stock in our initial public offering in July 1999.

Nine Months Ended September 30, 2000 and 1999

Revenues

     Total revenues increased from $14.1 million in the nine months ended September 30, 1999 to $40.8 million in the nine months ended September 30, 1999, an increase of 189%. In the nine months ended September 30, 1999, no one customer accounted for more than 10% of total revenues. However, in the nine months ended September 30, 2000, revenues from one of our distributors, Ingram Micro, Inc., were $5.1 million, or approximately 12% of total revenues, while revenues from another distributor, Tech Data Corporation, were $4.2 million, or 10% of total revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 50% of total revenues in the nine months ended September 30, 1999 and 54% in the nine months ended September 30, 2000.

     Product revenues increased from $11.8 million in the nine months ended September 30, 1999 to $35.3 million in the nine months ended September 30, 2000, an increase of 198%. As a percentage of total revenues, product revenues increased from 84% in the nine months ended September 30, 1999 to 87% in the nine months ended September 30, 2000.

     Service revenues increased from $2.3 million in the nine months ended September 30, 1999 to $5.5 million in the nine months ended September 30, 2000, an increase of 143%. As a percentage of total revenues, service revenues decreased from 16% in the nine months ended September 30, 1999 to 14% in the nine months ended September 30, 2000, which reflects the significant growth in product revenues.

     The provision for sales returns and allowances was $915,000, or 6% of total revenues, in the nine months ended September 30, 1999 and $1.2 million, or 3% of total revenues, in the nine months ended September 30, 2000. The decrease in the provision, as a percentage of total revenues, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, reflects a reduction in the expected returns and pricing protection allowances based on actual results over the last several quarters, and no recent introduction of replacement products or major changes in our product and service pricing.

Cost of Revenues and Gross Margin

     Cost of revenues increased from $5.6 million in the nine months ended September 30, 1999 to $14.6 million in the nine months ended September 30, 2000, an increase of 162%. As a percentage of total revenues, cost of revenues decreased from 40% in the nine months ended September 30, 1999 to 36% in the nine months ended September 30, 2000. The dollar increases in cost of revenues were primarily due to increases in sales volume and increased service costs associated with our larger customer base. The decrease in cost of revenues as a percentage of total revenues primarily reflects a decrease in the cost of manufacturing our Firebox II security appliance during the past year.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $9.7 million in the nine months ended September 30, 1999 to $17.4 million in the nine months ended September 30, 2000, an increase of 79%. As a percentage of total revenues, sales and marketing expenses decreased from 69% in the nine months ended September 30, 1999 to 43% in the nine months ended September 30, 2000. The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

     . an increase in salaries, commissions, recruiting and related expenses from $4.7 million to $7.5 million;

     . an increase in variable marketing costs from $2.4 million to $5.8 million; and

     . an increase in travel and related expenses from $1.8 million to $2.4 million.

     The decrease in sales and marketing expenses as a percentage of total revenues reflects both increased productivity of and efficiencies in managing our indirect channel network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products.

     Research and Development. Research and development expenses increased from $4.7 million in the nine months ended September 30, 1999 to $9.2 million in the nine months ended September 30, 2000, an increase of 94%. As a percentage of total revenues, research and development expenses decreased from 34% in the nine months ended September 30, 1999 to 23% in the nine months ended September 30, 2000. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our enterprise and MSS for ISPs product lines and our research and evaluation of new and emerging security threats for our LiveSecurity broadcast service. Specifically, major components of the increase included:

     . an increase in payroll and related expenses from $3.4 million to $5.9 million; and

     . an increase in security appliance prototype engineering costs from $227,000 to $1.1 million.

     General and Administrative. General and administrative expenses increased from $2.6 million in the nine months ended September 30, 1999 to $4.1 million in the nine months ended September 30, 2000, an increase of 57%. As a percentage of total revenues, general and administrative expenses decreased from 19% in the nine months ended September 30, 1999 to 10% in the nine months ended September 30, 2000. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations, and primarily relates to an increase in payroll and related expenses.

     Deferred Compensation. Amortization of deferred compensation expense was $697,000 in the nine months ended September 30, 1999 and $657,000 in the nine months ended September 30, 2000. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative was $255,000, $339,000 and $103,000, respectively, in the nine months ended September 30, 1999 and $136,000, $465,000, and $56,000, respectively, in the nine months ended September 30, 2000.

Interest Income (Expense)

     Interest income of $4.6 million in the nine months ended September 30, 2000 resulted from the investment of proceeds from our public offerings, and was offset by $50,000 of interest expense resulting from borrowings on our term loan with a bank, which has since been paid in full. Interest expense of $497,000 in the nine months ended September 30, 1999 resulted from borrowings on our bank line of credit, notes payable and our equipment term loan, and was offset by $268,000 of interest income generated from interest income generated from our investment of proceeds from the sale of common stock in our initial public offering in July 1999.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through private placements of convertible preferred stock and through the proceeds from our initial public offering in July 1999 and our follow-on public offering in February 2000. To date, net proceeds from private placements of preferred stock and our two public offerings have totaled approximately $144.0 million. We have also financed our operations through equipment financing, traditional accounts receivable financing arrangements, bridge financing arrangements and convertible notes. More recently, and to a lesser extent, we have also used net proceeds received from our employee stock purchase plan and employee stock option exercises to help fund operating capital.

     We have a working capital revolving line of credit with a bank, secured by our accounts receivable. The line of credit provides for borrowings not greater than $5.0 million or the amount of the borrowing base. For purposes of this loan, the borrowing base is the sum of 80% of the net amount of our eligible domestic accounts receivable and 50% of the net amount of our eligible foreign accounts receivable. As of September 30, 2000, we had no borrowings on this line of credit, which expires in February 2001 and bears interest at the prime rate plus 0.5% per year. At September 30, 2000, our borrowing limit of $5.0 million was reduced by a $3.0 million unconditional letter of credit we issued to our landlord in conjunction with our new facilities lease. In February 2000, we repaid our two term-loan facilities with the same bank, which had a combined balance of $383,000 as of December 31, 1999.

     In March 2000, we signed a 10-year facilities lease agreement that provides for approximately 90,000 square feet of office space, out of approximately 290,000 available square feet, for a new corporate headquarters location in Seattle, Washington, with an option to extend the lease for an additional five-year term. We intend to sublease a portion of the new space for the 12 to 18 months following the commencement of the lease, depending on our space requirements. This lease commenced in September 2000 and includes base rent of approximately $175,000 per month during the first year of the lease, increasing to $241,000 per month during the final year of the lease. We are also responsible for our pro-rata share of the building operating costs, which are estimated to be $60,000 per month during the first year of the lease.

     As of September 30, 2000, we had $116.5 million in cash, cash equivalents and securities available for sale, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of September 30, 2000 was $116.7 million.

     Operating activities. Our operating activities resulted in net cash outflows of $6.6 million in the nine months ended September 30, 1999 and $1.2 million in the nine months ended September 30, 2000. The operating cash outflows in 1999 and 2000 resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $2.3 million in the nine months ended September 30, 1999 and $4.3 million in the nine months ended September 30, 2000. These noncash charges were primarily associated with depreciation of capital assets, amortization of goodwill, provisions for bad debts and sales returns and allowances, and compensation charges resulting from the issuance of stock options and warrants. Cash provided from working capital components impacting operating activities was $510,000 in the nine months ended September 30, 1999, and cash used from working capital components for operating activities was $3.4 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2000, there were large fluctuations within some major working capital components, as described below:

     (a) Receivables increased from $3.8 million at December 31, 1999 to $11.8 million at September 30, 2000, reflecting the increase in revenues from $6.5 million in the three months ended December 31, 1999 to $17.2 million in the three months ended September 30, 2000. Days sales outstanding (DSOs) were 54 days, 52 days and 61 days for the quarters ended September 30, 1999, December 31, 1999 and September 30, 2000, respectively. The DSO ratio for the third quarter of 2000 has increased from the fourth quarter of 1999 as a result of changes in our customer sales mix during the third quarter. Our largest domestic customers and international customers receive longer payment terms and the sales volume from our international and large domestic customers in the third quarter of 2000 was greater than in prior quarters. Based on sales mix and the resulting timing differences arising from varying payment terms in our customer agreements, we expect our DSOs to generally range from 55 days to 70 days. Reserves for uncollectable accounts were $177,000 at December 31, 1999 and $435,000 at September 30, 2000, reflecting an increased accounts receivable balance related to increased sales. Our returns and allowance reserve was $550,000 at December 31, 1999 and $835,000 at September 30, 2000, reflecting our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. The reserve may fluctuate from time to time depending upon the timing of product introductions and pricing program changes.

     (b) Inventories increased from $2.0 million at December 31, 1999 to $5.5 million at September 30, 2000. The increase reflects build-up of inventory levels as a result of continued anticipated increases in product shipments, as well as inventory purchases related to our SOHO product line. In addition, inventory levels for those customers for whom we recognize revenue on a sell-through basis has increased due to the significant revenue growth with those customers. Also contributing to the increase was the purchase of component parts on allocation or purchases of parts with long lead times.

     (c) Prepaid expenses and other receivables increased from $1.3 million at December 31, 1999 to $2.6 million at September 30, 2000, primarily due to an increase in the interest receivable originating from the investment of proceeds from our public offerings.

     (d) Accounts payable, accrued expenses and accrued payroll-related expenses increased from $4.4 million at December 31, 1999 to $9.8 million at September 30, 2000, related to increased purchases of inventory and inventory components and increased spending levels in sales and marketing.

     (e) Deferred revenue increased from $4.2 million at December 31, 1999 to $9.9 million at September 30, 2000, reflecting the significant increase in new product revenues and renewals of our LiveSecurity subscription services.

     Investing activities. Cash used in investing activities totaled $993,000 in the nine months ended September 30, 1999 and $69.7 million in the nine months ended September 30, 2000, reflecting short-term investing activity and capital expenditures. During the nine month period ended September 30, 2000, this activity included capital expenditures for furniture and leasehold improvements in our new corporate headquarters.

     Financing activities. Cash provided by financing activities totaled $38.4 million in the nine months ended September 30, 1999 and $95.7 million in the nine months ended September 30, 2000. These activities primarily relate to borrowings on our line of credit and through bridge financing during 1999 and proceeds from public offerings in the third quarter of 1999 and in the first quarter of 2000.

     We believe that existing cash and cash equivalents balances and our lines of credit will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential acquisitions or technology investments for at least the next 12 months. However, if the underlying assumed levels of spending for the potential acquisition of or investment in complementary businesses or technologies prove to be inaccurate, we may need to seek additional funding before that time through public or private financings or other arrangements.


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

Factors Affecting Our Operating Results, Our Business and Our Stock Price

     In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

We have incurred losses in the past and may not achieve or sustain consistent profitability, which could result in a decline in the value of our common stock.

     Since inception through the second quarter of 2000, we incurred net losses and experienced negative cash flows from operations in each quarter. As of September 30, 2000, we had an accumulated deficit of approximately $31.7 million. Although we achieved profitability in the third quarter of 2000, we expect to incur losses in future quarters as a result of expenses associated with our October 2000 acquisition of Qiave Technologies Corporation. In addition, although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases. Moreover, we currently expect to increase our operating expenses significantly in connection with

     .    expanding into new geographic markets;

     .    expanding into new product markets;

     .    continuing to develop our technology;

     .    hiring additional personnel;

     .    upgrading our information and internal control systems; and

     . integrating acquisitions of businesses, products and technologies and pursuing additional strategic acquisitions.

     If we are unable to achieve or sustain profitability in future quarters, the trading price of our common stock could decline.

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

Because many potential customers remain unaware of the need for Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

     We believe that many potential customers, particularly SMEs, SOHOs and telecommuters, are not fully aware of the need for Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased Internet security solutions. Also, there is a perception that Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for Internet security and we can convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our LiveSecurity products and services, our business will not succeed.

     We currently expect all future revenues to be generated through sales of our LiveSecurity Internet security products and related services, particularly subscription and license fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our channel partners, which include value-added resellers, distributors, ISPs and, in the future, original equipment manufacturers, or OEMs, to obtain and retain LiveSecurity customers. Our LiveSecurity products and services, however, are relatively new and unproven. The broadcast portion of our LiveSecurity products has been available only since February 1999, our LiveSecurity for MSS product has been available only since September 1998 and our Firebox SOHO and Firebox telecommuter products have been available only since February 2000. In addition, we have not yet launched under the WatchGuard brand the products we acquired in the merger with Qiave in October 2000. To receive our LiveSecurity broadcasts, enterprises will be required to pay an annual subscription fee, either to us or, if they obtain LiveSecurity through one of our channel partners, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving broadcasts of software updates and related information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date. Because our broadcast service is relatively new, we cannot predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than seeking the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

The integration of Qiave and any future acquisitions may be costly, difficult and disruptive.

     In October 2000, we acquired Qiave Technologies Corporation, a privately held provider of digital information security products. As part of our business strategy, we may acquire other companies, products or technologies. The Qiave acquisition, and any future acquisitions, will subject us to numerous operational and financial risks and difficulties, including

     .    loss of key personnel;

     . difficulties in assimilating the acquired company's technologies, products and operations;

     . disruption of our ongoing business and diversion of management attention;

     .    assumption of known and unknown liabilities;

     . higher-than-expected acquisition and integration costs and charges against earnings;

     .    potentially dilutive issuances of equity securities; and

     . the inability of our sales force, consultants and development staff to adapt to the new product line.

We may be unable to successfully integrate Qiave or any future acquisition. In addition, we may not gain any substantial benefit from the Qiave acquisition or from any businesses, products or technologies that we acquire in the future, notwithstanding the significant expenditure of time and financial, personnel and other resources.

If our newly established relationships with OEMs are unsuccessful, our ability to market and sell our products and services will be limited.

     We have recently established relationships with several domestic and international OEM partners to incorporate our LiveSecurity solution into their products. If these OEM partners are unsuccessful in marketing and implementing our LiveSecurity solution, we will be unable to generate the levels of revenue we expect. Because our relationships with OEMs are new and unproven, we cannot predict the degree to which they will succeed in marketing and selling our products and services. The OEMs with which we have established relationships have not had an opportunity to fully develop and implement product or service offerings incorporating LiveSecurity. We cannot predict how long our current or potential OEM partners will take to complete this development and implementation. Until and unless this development and implementation is achieved, our revenues from OEM partnerships will be limited. If our OEM partners fail to provide adequate installation, deployment and support of our products and services, end-users could choose not to purchase OEM products that include our solution. Our OEM partners will offer our products and services in combination with other products and services, some of which may be competitive with our products and services. In addition, we may be unable to maintain our existing relationships with OEM partners or establish new OEM relationships in the future.

If our third-party channel partners fail to perform, our ability to sell our products and services will be limited.

     We sell most of our products and services through our channel partners, and we expect our success to continue to depend in large part on their performance. Our channel partners have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Currently, two channel partners, Ingram Micro, Inc. and Tech Data Corporation, together account for 23% of our total revenues. The loss of one of these distributors, or a loss or reduction in sales to another distributor or several channel partners, particularly to competitive products offered by other companies, could adversely affect our revenues.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

     The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the dominant competitors in our industry are Cisco Systems, Inc., Check Point Software Technologies Ltd. and NetScreen Technologies Inc. The introduction of our SOHO and telecommuter products has increased our competition with SonicWALL Inc., a developer of security appliances for SOHOs and home users. Other current and potential competitors include hardware, software and operating system vendors such as Axent Technologies, Inc., Lucent Technologies, Inc., Microsoft Corporation, Network Associates, Inc., Nokia Corporation, Novell, Inc., Sun Microsystems Inc. and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

     The growth rate of our domestic and international sales may be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of a quarter's revenues during its last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

     We provide some of our channel partners with product return rights for stock rotation. We also provide some of our channel partners with price protection rights for inventories of our products held by those channel partners if we lower our prices for those products. We may experience significant returns and price adjustments for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. In September 1998, for example, when we introduced the Firebox II security appliance, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances for the years ended December 31, 1997, 1998 and 1999, and the nine months ended September 30, 2000, were $0, $1,655,000, $1,083,000 and $1,241,000, or 0%, 13%, 5% and 3% of total gross revenues before returns and allowances.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual failure of our products and services.

     Because our products and services provide and monitor Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty relating to our products and services. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or channel partners may sue us. In addition, we may face liability for breaches caused by faulty installation and implementation of our products by end-users or channel partners. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign them. Defending a suit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

A breach of security could harm public perception of our products and services.

     We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Even networks protected by our software products may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of Internet security occurs in an end-user's systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us or our channel partners to lose current and potential customers or cause us to lose potential channel partners. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

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

     Our current systems, management and resources will be inadequate if we continue to grow. Our business has grown rapidly in size and complexity. This rapid expansion has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by our rapid growth.

We may be unable to adequately expand our operational systems to accommodate growth, which could harm our ability to deliver our products and services.

     Our operational systems have not been tested at the customer volumes that may be required in the future. We may encounter performance difficulties when operating with a substantially greater number of customers. In implementing our LiveSecurity products and services, we have experienced periodic interruptions affecting all or a portion of our systems, and we believe that interruptions will continue to occur from time to time. These interruptions could harm our ability to deliver our products and services. An inability to add software and hardware or to develop and upgrade existing technology or operational systems to handle increased traffic may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders.

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

     Our success will depend in part on our continued ability to license technology that is important for the functionality of our products. A significant interruption in the supply of a third-party technology could delay our development and sales until we can find, license and integrate equivalent technology. This could damage our brand and result in loss of current and potential customers. Although we believe that we could find other sources for the technology we license, alternative technologies may be unavailable on acceptable terms, if at all. We depend on our third-party licensors to deliver reliable, high-quality products, develop new products on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. We also depend on the continued compatibility of our third-party software with future versions of our products.

We may be unable to deliver our products and services if component manufacturers fail to supply component parts with acceptable quantity, quality and cost.

     We obtain the component parts for our hardware from a variety of manufacturers. While our component vendors have produced parts for us in acceptable quantities and with acceptable quality and cost in the past, they may be unable to do so in the future. Companies in the electronics industry regularly experience lower-than-required component allocations, and the industry is subject to frequent component shortfalls. Although we believe that we could find additional or replacement sources for our hardware components, our operations could be disrupted if we have to add or switch to a replacement vendor or if our component supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

We may need additional capital and our ability to secure additional funding is uncertain.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital. We may seek additional funding through

     . public or private equity financings, which could result in sufficient dilution to stockholders;

     .    public or private debt financings; and

     .    capital lease transactions.

     We believe that existing cash and cash equivalent balances will be sufficient to meet our capital required for at least the next 12 months. Our capital requirements will depend on several factors, however, including:

     .    the rate of market acceptance of our products and services;

     .    our ability to expand our customer base;

     .    the growth of our sales and marketing capabilities; and

     .    the cost of any acquisitions we may complete.

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

     If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have 13 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this technology does not benefit from the protection of patents, we may be unable to meaningfully protect this proprietary technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

     Our products and services may contain undetected errors or defects, especially when first released. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenues or claims against us or our channel partners.

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

     Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

     Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the U.S. accounted for approximately 56% of our net revenues in 1997, 35% in 1998, 50% in 1999 and 54% in the nine months ended September 30, 2000. The failure of our channel partners to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

     .    cost of customizing products for foreign countries;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer, with the exception of treasury securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, with an average maturity of our investments of one year or less. The securities are subject to interest-rate risk and will decrease in value if interest rates increase. Due to the short-term nature of our investments and our investment policies and procedures, however, we believe that the risk associated with interest-rate fluctuations related to these securities does not pose a material risk to WatchGuard.

     Foreign Currency Risk. All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the third quarter of 2000 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

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

     27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q).

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2000                WATCHGUARD TECHNOLOGIES, INC.


                                 By:  /s/ Michael E. McConnell
                                    --------------------------------------------
                                    Michael E. McConnell
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)