Form 10-K
period 2000-12-31
WATCHGUARD TECHNOLOGIES INC
filed 2001-03-28
CIK 1062019

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


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

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

              505 Fifth Avenue South, Suite 500, Seattle, WA 98104 (Address of principal executive offices) (zip code)

                                 (206) 521-8340
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock on February 28, 2001 as reported on the Nasdaq National Market, was approximately $224,827,879. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 28, 2001, there were 26,680,257 shares outstanding of the registrant's common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WATCHGUARD TECHNOLOGIES, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   27

 ITEM 3.  LEGAL PROCEEDINGS.............................................   27

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   27

                                      PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...........................................   28

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   29

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   30

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   45

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   46

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   69

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   70

 ITEM 11. EXECUTIVE COMPENSATION........................................   72

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   75

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   76

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K......................................................   77

 SIGNATURES..............................................................  79

                                     PART I

Forward-Looking Statements

  Our disclosure and analysis in this annual report on Form 10-K contain forward-looking statements, which provide our current expectations or forecasts of future events. We use words such as "anticipates," "believes," "expects," "future" and "intends," and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. They are subject to known and unknown risks and uncertainties and inaccurate assumptions that could cause our actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described under "Factors Affecting Our Operating Results, Our Business and Our Stock Price" in Part I, Item 1 of this annual report. You should not unduly rely on these forward-looking statements, which apply only as of the date of this annual report.

ITEM 1. BUSINESS

Overview

  WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Thousands of large and small companies worldwide use our award-winning products and services, which include firewalls for access control, virtual private networks, or VPNs, for secure communications and our new ServerLock products for server content and application security. Our core market includes small- to medium-sized enterprises, or SMEs, large Internet-distributed enterprises, or IDEs, with ultra-high-speed connections supporting VPNs between the IDEs and their geographically dispersed branch offices and telecommuters, small and home offices, or SOHOs, with broadband connections, and telecommuters.

  Our innovative subscription-based LiveSecurity Service enables our customers to protect their data and communications in a continuously changing environment with minimal effort. Our LiveSecurity Service is directed by a team of security experts that provides ongoing technical advice and alerts on emerging security threats, delivers software updates to address these threats, when appropriate, and provides periodic software upgrades. In addition, the LiveSecurity Service provides various levels of technical support and Web-based training and certification programs. The dynamic nature of our firewall and VPN solutions is made possible through an updatable security appliance that executes software sent from the remote management system receiving our LiveSecurity Service. Our ServerLock product family, installed on an enterprise's existing servers, is also updated through our LiveSecurity Service. Our comprehensive security solutions are easily installed, configured and monitored with point-and-click security management.

  Our recent acquisition of Qiave Technologies Corporation allowed us to expand our product and service offerings into the emerging server content and application security markets. Our ServerLock System, which we launched under the WatchGuard brand in February 2001, provides content and application security to enterprises of all sizes. ServerLock protects critical data and services against unauthorized or unintentional changes, such as Web site defacement and the deposit of malicious code. We sell ServerLock as an added layer of defense to our existing customer base and as a stand-alone server security product in new environments, including organizations deploying our competitors' products. According to a Netcraft survey, there are currently more than 25 million Web servers worldwide, with over 5 million running Microsoft applications, a number that IDC projects to increase to over 13 million by 2004. ServerLock is currently available for servers running Microsoft applications, and we expect to release additional versions designed to protect servers using other operating systems in the near future.

  Our security solutions give enterprises a security management choice. An enterprise can manage its own Internet security with our product offerings or outsource its security management to an Internet service provider, or ISP, or other managed service provider implementing our managed security solutions. An enterprise using our security solutions can rapidly distribute security protection from a desktop personal computer to all security appliances or protected servers on its corporate network, while retaining centralized control and administration. An enterprise that does not want to be directly involved with security management may outsource the function to a service provider. For the service provider, our technology improves the economics of managed security services through a scalable delivery platform that enables the service provider to remotely configure and manage thousands of customer sites quickly and easily.

  We sell our Internet security solutions directly and indirectly to service providers and indirectly to end-users through more than 400 distributors and resellers covering over 60 countries, with LiveSecurity subscribers located in approximately 100 countries. As part of this distribution network, thousands of resellers worldwide sell our security solutions. We have established relationships with a number of service providers to implement our security solutions, including AlphaNet Solutions, Inc., AT&T Global Network Services Hong Kong Limited (AGNS Ltd.), Deutsche Telekom AG, Genuity, Inc., Internet Initiative Japan, Internet Security Systems, Inc., Interpath Communications, Inc., KPN, Nextcom K.K., PSINet Inc., Sunrise Communications AG/Applitec AG and UUNet, a Worldcom company. As of December 31, 2000, we had shipped over 50,000 of our security appliances.

  We initially incorporated in Washington in 1996 and reincorporated in Delaware in 1997. References to "we," "our," "us" and "WatchGuard" in this annual report refer to WatchGuard Technologies, Inc., our subsidiaries and our predecessor. Our executive offices are located at 505 Fifth Avenue South, Suite 500, Seattle, Washington 98104, and our telephone number is (206) 521-8340.

Industry Background

Reliance on the Internet

  The growth in the Internet provides enterprises, regardless of size, with new revenue opportunities through global distribution of products and services and enables significant reductions in sales and marketing costs through automation and instantaneous access. Because of its affordability, global reach and versatility, the Internet is a particularly powerful and necessary tool for enterprises. Enterprises are increasingly required to establish secure Internet access to facilitate and support strategic business objectives. In a marketplace that is becoming more competitive, enterprises are increasingly utilizing new business tools and initiatives such as remote access, e-commerce, online customer service and supply chain management to gain competitive advantage.

The need for Internet security

  The increased importance of electronic commerce and the proliferation and growth of corporate intranets have dramatically increased the openness of computer networks, with the Internet becoming a widely accepted platform for many business-to-business and direct-to-consumer transactions. The accessibility and the relative anonymity of users in open computing environments, however, make systems and the integrity of information stored on them increasingly vulnerable to security threats. Open systems present inviting opportunities for computer hackers, curious or disgruntled employees, contractors and competitors to compromise, alter or destroy sensitive information within the system or to disrupt operations and Internet access. In addition, open computing environments are complex and typically involve a variety of hardware, operating systems and applications supplied by a variety of vendors, making networks difficult to manage, monitor and protect from unauthorized access. Even SOHOs and telecommuters face security threats similar to those faced by larger enterprises connected to the Internet, with the advent of "always-on" broadband Internet connections that leave the user's computer much more vulnerable to security breaches than a traditional dial-up connection. In addition, because smaller organizations are rapidly adopting public-facing Web and application servers, they now face the types of threats and vulnerabilities that had been previously reserved for much larger organizations that could deploy sufficient personnel to meet that challenge.

  The annual Computer Security Institute survey conducted in 2000 highlights the potential risks faced by organizations connected to the Internet. The CSI survey revealed that 90% of companies responding had experienced security breaches within the past 12 months, with 70% reporting serious breaches that included theft of proprietary information, financial fraud and sabotage of data or networks. The damage caused by a security breach is often difficult to quantify and may include the loss of irreplaceable proprietary information or data, damage to business reputation or undetected theft or alteration of information. Those organizations in the CSI survey that were able to quantify losses reported an average total loss of over $1 million per organization.

The Internet security challenge

  Enterprises increasingly depend on the Internet for external and internal communications and for facilitating and conducting business, and therefore need comprehensive Internet security solutions. Adequate Internet security is not a response to a single challenge, but rather a response to a variety of business requirements. For example, because businesses need to control the flow of information between their internal networks and the Internet, they need firewalls, an important component of a comprehensive security solution. A firewall, a security component that varies in complexity, is designed to block access from the Internet to a company's internal networks, as well as control the flow of and access to information shared between the networks and the Internet. Traditional large-enterprise firewalls, however, are often difficult to install and expensive to maintain. They must be configured by skilled personnel and, to maximize effectiveness, must be continually monitored and frequently updated. A comprehensive security solution should also integrate several other sophisticated security layers, such as VPNs, to enable encrypted communications between two points on the Internet, and server content and application security to protect critical data and services against unauthorized or unintentional changes, such as Web site defacement or the deposit of malicious code. Additionally, the technological complexity of traditional solutions introduces a new set of risks--their many interacting components can easily be misconfigured.

  Enterprises therefore face greater pressure to hire trained security personnel to ensure that these traditional security solutions are installed and maintained properly. The scarcity of skilled network and Internet security personnel, however, makes the cost of hiring in-house personnel prohibitive for many enterprises. Traditional security solutions are also expensive to maintain because they must be updated continually to maximize effectiveness. They tend to be static while the dangers against which they must protect are dynamic, with new types of intrusion schemes and other security threats and vulnerabilities emerging constantly. The Computer Emergency Response Team, a federally funded research and development center, handled 21,756 security incidents in 2000, more than double the 9,859 security incidents handled in 1999 and more than five times the 3,734 security incidents handled in 1998. Even if updates are available to allow an enterprise's traditional security system to respond to the changing security landscape, the enterprise needs dedicated security experts to proactively identify, obtain and manually implement these updates quickly and correctly. Although appliance-based solutions have emerged as a lower-cost alternative to traditional large-enterprise security solutions, they, like traditional solutions, too often fail to allow customers to effectively address continuously changing security threats and protect their data and communications with minimal effort.

The Internet security opportunity

  According to Infonetics Research, Inc., the worldwide market for firewall and VPN hardware and software is expected to grow from $1.1 billion in 2000 to $5.4 billion by the end of 2004, representing a compounded annual growth rate of nearly 50%. Companies are increasingly employing firewall and VPN hardware and software solutions as they become more reliant on the Internet to connect geographically dispersed branch offices, telecommuters and mobile workers. According to Cahners In-Stat Group, approximately 24% of the U.S. workforce, or approximately 30 million workers, will telecommute at some point during 2001. In addition, the rapid deployment of public-facing Web and application servers by less sophisticated organizations has opened these businesses to the types of threats and vulnerabilities previously reserved for much larger organizations. According to a Netcraft survey, there are currently more than 25 million Web servers worldwide, with over 5 million running Microsoft applications. IDC projects that this number will increase to over 13 million by 2004. The need for Internet security will only grow as millions of enterprises and consumers move from a dial-up connection to an always-on broadband connection.

  Enterprises require an easy-to-use, robust, comprehensive Internet security solution that has low installation and maintenance costs and can be installed quickly and kept up to date easily. In addition, many enterprises would rather outsource the management of any Internet security system to ISPs and other managed service providers. Service providers face challenges, however, in delivering affordable security services that can be rapidly and economically deployed to thousands of customer sites and easily managed from a central location.

The WatchGuard Solution

  WatchGuard's security products and services offer an innovative approach to Internet security. We provide enterprises of all sizes with an easy-to-use, robust, comprehensive and cost-effective Internet security solution that we keep up to date through our innovative Internet-based LiveSecurity Service. Our solution has the following key benefits:

 Comprehensive and scalable security For enterprises of all sizes, we offer a comprehensive security solution that
                                     includes (1) a firewall for access
                                     control, (2) VPN capability for secure,
                                     encrypted communication between remote
                                     offices, mobile employees and trading
                                     partners, (3) server security to protect against unauthorized or unintentional access to and manipulation of critical content and applications residing on a server and (4) our LiveSecurity Service.

 Dynamic protection                  Our subscription-based LiveSecurity
                                     Service is designed to keep our security
                                     solutions up to date with (1) security
                                     threat responses that specifically address
                                     newly discovered security vulnerabilities
                                     or hacker techniques, (2) software
                                     updates, (3) expert editorials, news
                                     bulletins and Internet security-related
                                     feature articles, (4) support flashes with
                                     answers to commonly asked questions about
                                     our products and services and information
                                     on new software updates, (5) virus alerts
                                     with information from Trend Micro about
                                     the latest virus threats and access to its
                                     virus protection products, (6) Web-based
                                     customer training and technical
                                     certification and (7) Web-based and
                                     interactive technical support.

 Easy installation and use           We offer (1) a plug-in security appliance
                                     for ease of firewall and VPN deployment,
                                     (2) server security software with
                                     virtually effortless installation and
                                     configuration and (3) point-and-click
                                     centralized management of all aspects of
                                     the security solution. These features make
                                     it easy for the non-security professional
                                     to install, configure and monitor our
                                     security solutions and to receive and
                                     implement our LiveSecurity Service.

 Viable outsourcing to ISPs and      Through centralized configuration and
 other managed service providers     management capabilities, our security
                                     solution enables service providers to
                                     provide outsourced Internet security
                                     services to thousands of customers
                                     quickly, easily and at a price enterprises
                                     can afford.

 Affordability We minimize the overall ownership cost of our security solution with easy deployment and management, which reduces the need for information technology personnel. Our LiveSecurity Service enables users of our security solutions to address their security needs by leveraging our team of security experts.

Strategy

  Our objective is to be the leading provider of Internet security solutions to enterprises of all sizes worldwide. Our strategy to achieve this goal is based on the following key elements:

Continue to extend our leadership position in the market for comprehensive security for SMEs and our established presence in the SOHO/telecommuter market into the larger-enterprise and IDE markets

  We intend to further extend our leadership position into new markets by expanding and enhancing our Internet security product and service offerings. Over the past 18 months, we have expanded our traditional product line to meet the needs of larger enterprises and IDEs. In addition, we have recently expanded our addressable market with the introduction of ServerLock. Initially, our marketing efforts for our ServerLock product line will be targeted at public-facing servers connected to the Internet, such as corporate Web sites and e-mail servers. In the future, we may expand our marketing efforts to target internal application servers. We were the first, and remain the leader, in developing updatable security appliances that execute software sent from a remote management system. Our architecture allows enterprises of all sizes, particularly IDEs, to quickly and easily deploy new products and services from a central management system, using a familiar Windows- or Web-based interface. Our distributed architecture also facilitates the scalability necessary for service providers to provide our products and services to their customers at a price enterprises can afford. We intend to continue to enhance our technology and architecture, hire additional network and Internet security experts and invest in product development and product and service enhancements.

Expand our strategic relationships with leading ISPs and other managed service providers

  To capitalize on the large number of potential customers to which ISPs and other managed service providers have access, we have established relationships with industry-leading service providers to create services based on our managed security offering, LiveSecurity for MSS, and to act as resellers of our products and services. Service providers with which we have relationships include AlphaNet, AT&T Global Network Services Hong Kong Limited (AGNS Ltd.), Deutsche Telekom, Genuity, Internet Initiative Japan, Internet Security Systems, Interpath Communications, KPN, Nextcom, Sunrise Communications and UUNet. We intend to continue to establish relationships with service providers to facilitate the widespread adoption of our products and services by capitalizing on the brand recognition and customer base of the service providers. In addition, these strategic relationships should enhance WatchGuard brand awareness and provide a powerful endorsement of our security technology and services.

Expand and enhance our innovative LiveSecurity Service

  Our LiveSecurity Service is an innovative, value-added security service that delivers threat responses, software updates, expert editorials, support flashes and virus alerts, along with training and technical support, over the Internet directly to our subscribers and service provider partners. We plan to expand and enhance our LiveSecurity Service, and therefore the value of our subscription service, by expanding our internal and external team of security experts and by adding new software and services through internal development and partnering with third-party providers. As we expand and enhance our LiveSecurity Service, we plan to ensure that it remains easy to implement and use by enterprises of all sizes and service providers.


Continue to expand worldwide sales and distribution

  We intend to continue to expand our international distribution capabilities to allow any enterprise with an Internet connection to purchase WatchGuard products and services, no matter where the enterprise is located.

Our goal is to make our security solutions the easiest to purchase and deploy, whether by the enterprise or by a service provider. We plan to expand our distribution network of resellers, distributors and service provider partners and continue to make our solution available for purchase through their Web sites. We will continue to invest in Web-based training programs and regional awareness programs that educate our resellers and subscribers all over the world about the features and benefits of our products and services and that assist our customers with deployment.

Continue to expand WatchGuard brand awareness

  We believe that we have an opportunity to make the WatchGuard brand synonymous with Internet security worldwide. We intend to continue to invest in marketing programs jointly executed with our distribution network around the world. We will continue to participate in trade shows and regionally targeted public relations activities both domestically and abroad, leverage our Web site and links from the Web sites of our distribution network and promote the use of the WatchGuard brand name when our service provider partners market their managed security services.

  We have not determined a schedule for implementing these components of our strategy. The timing for executing our strategies will depend on market conditions, the availability of strategic opportunities and the availability of management resources.

Products and Services

  Our comprehensive security solutions, which include an integrated suite of security and management software, an Internet security appliance and a dynamic Internet-based service to keep security defenses current, provide access control, VPN and server content and application security. Enterprises may use our Firebox System to internally manage their Internet security or elect to outsource security management to a service provider implementing our LiveSecurity for MSS.

Security solutions for enterprise-managed security

  Using our security solutions for enterprise-managed security, an enterprise can quickly and affordably deploy comprehensive security protection to all sites on its network, while retaining centralized control and administration. In addition, our LiveSecurity Service enables enterprises to augment their information technology staff with our security experts, which we believe substantially reduces personnel costs. Every new security system includes an initial one-year subscription to our LiveSecurity Service.

  Firebox System

  For enterprises of all sizes, the Firebox System provides access control and VPN through three key components: our security management system software with security and management features, our security appliance and a subscription to our Internet-based LiveSecurity Service.

  Security features. The Firebox System contains the following security features:

  . Firewall. Our firewall controls incoming and outgoing traffic between the Internet and an enterprise's systems and data. The firewall incorporates access control and detection and blocking features.

  . Authentication. For our SME and larger-enterprise products, our authentication features identify network users and define user and user-group security policies.

  . Virtual private networking. Our software enables enterprises to create VPNs by using encryption technology to allow data to flow securely across the Internet between two predetermined points. Our branch office VPN, used in all of our Firebox System products, secures communications with branch offices and trading partners, and our remote-user VPN, used in our SME and larger-enterprise products, secures connections to telecommuters and traveling employees. Our VPN solutions implement industry standard protocols.

  . Web surfing control. In our SME and larger-enterprise products, our Web-blocking feature enables enterprises to restrict site access privileges by user, group, time of day, site type or particular site. In our SOHO products, site access privileges may be restricted simply by site type.

  Management features. Our Windows- or Web-based software manages and monitors an enterprise's Internet security with an intuitive, point-and-click user interface.

  . Integrated suite of system management tools. For our SME and larger-enterprise products, our security management system packages, configures and deploys security software, security policies and the operating system from the in-house manager's desktop computer to the enterprise's security appliances. The management system also includes logging and notification functions and real-time monitoring and historical reporting of network, service and bandwidth usage. Our SOHO products are managed by a Web-based interface accessed from the appliance itself or from remote management software. Our management tools allow management of multiple security appliances from a single location.

  . Automated installation guides. Our automated installation guides enable enterprises to install and configure our systems in as quickly as 15 to 30 minutes. Software updates or upgrades are also accessed through easy-to-use installation guides.

  Security appliance. Our security appliances for SMEs and larger enterprises are standalone Internet security appliances that run the security functions of the Firebox System. The security capabilities of these security appliances come entirely from the operating system, security software and security policies directed to them from the remote management software. They simply plug in and reside between an enterprise's Internet router and its internal network of servers and workstations. These Fireboxes have three independent, separately monitored connections: one to the enterprise's network, one to the Internet and one to the enterprise's public network for hosting Web and e-mail servers. The Firebox System encrypts communications between the security appliance and the management software on the in-house manager's desktop.

  Our security appliances for SOHOs and telecommuters are standalone Internet security appliances that run the security functions of the LiveSecurity System and provide IP sharing. Our SOHO security appliances are increasingly being used by enterprises as endpoints for VPNs. The security capabilities of the SOHO security appliances come entirely from the operating system, security software and security policies that reside on the appliances or that the appliances receive from remote management software. They simply plug in and reside between the SOHO's or telecommuter's Internet router and broadband modem and its internal network of servers and workstations. These Fireboxes have two independent, separately monitored connections: one to the SOHO's or telecommuter's network and one to the Internet.

  LiveSecurity Service. Through our subscription-based LiveSecurity Service, we keep our family of security solutions current and allow them to continually operate at their highest level for our customers. Our LiveSecurity Service includes:

  . Threat responses. When our rapid response team discovers and neutralizes a security vulnerability or new hacker technique, we deliver updated software that specifically addresses that security threat.

  . Software updates. We deliver software updates that enhance the function of the Firebox System.

  . Expert editorials. Our team of industry-leading security advisors offer their views and provide continuing education on the rapidly changing field of Internet security.

  . Support flashes. Interactive technical tutorials provide our customers with answers to frequently asked questions about managing WatchGuard products and information on new software updates.

  . Virus alerts. We provide information from Trend Micro about the latest virus threats and offer access to its virus protection products.

  . Training. We provide subscribers with access to interactive and Web-based product training and certification services.

  . Support. We provide subscribers with access to various levels of interactive and Web-based technical support.

  ServerLock System

  For enterprises of all sizes, the ServerLock System provides server content and application security that protects critical data and services against unauthorized or unintentional access or manipulation. This protection is offered through a combination of kernel-level software, secured remote communications, centralized management and a simplified dual-mode administrative model.

  System structure. The ServerLock System is comprised of the following components:

  . ServerLock. Our ServerLock software resides on the protected server and acts as a filter between operations by the user and execution by the operating system. This protects the system against unauthorized or unintentional changes by even the most privileged user, the system administrator.

  . ServerLock Manager. Recognizing that users will implement ServerLock on multiple servers and, in large enterprises, on entire server farms, the ServerLock Manager is designed to maximize efficiency of control for tens and even hundreds of servers, all using secure, remote communication channels.

  . ServerLock console. By allowing systems to be segregated into intuitive groupings by function, geography or any customer-selected criteria, the ServerLock console manages the protection state for all managed servers with a simple click of a mouse.

  Product features. ServerLock represents a new model for protecting data, applications and the core of mission-critical systems by creating a new form of protection on the server.

  . Kernel-based protection. ServerLock's protection, from filtering user requests to authenticating changes in the protection state, operates from the kernel, the heart of the operating system. The kernel performs the most critical and fundamental system operations and represents the real core of any server. By applying ServerLock protection at this level, users are defended against virtually all attempts to corrupt systems.

  . Simplified administration. Internet security has historically been an area of complexity and confusion for enterprises. The security appliance, pioneered by WatchGuard, represents an important and groundbreaking development in simplification. By using a simplified dual-mode model for administering the security policy, ServerLock extends that simplification to maintaining the integrity of server content and applications. Critical resources are managed in two modes, operational and administrative. In operational mode, designated server content and applications are protected from unauthorized or unintentional access or manipulation. In administrative mode, standard server protections are in force. ServerLock's simplified dual mode allows a technically naive user to understand the protection: operational mode is in place when the business is operating and administrative mode is in place when the server needs to be administered.

  . Simplified installation. Designed to complement the manner in which servers are built, configured and run, ServerLock's specialized license keys allow straightforward installation and require little discretion on the part of the installer.

  . Customizable protection. For protection of specialized resources or applications, ServerLock provides a utility for creating and managing custom rules that can be used to protect individual files, proprietary applications or site-specific configuration parameters. This customizable protection is also managed with a simple on/off, operational/administrative protection model.

  LiveSecurity Service. ServerLock customers also receive the benefits of our LiveSecurity Service. This includes access to technical support, software updates, threat responses, expert editorials, support flashes, virus alerts and interactive training.

LiveSecurity for MSS for service providers

  To serve the needs of SMEs and larger enterprises that want to outsource their Internet security and the needs of ISPs and other managed service providers that want to provide this service, we created LiveSecurity for MSS. LiveSecurity for MSS allows a service provider to centrally configure, monitor and update the Internet security of thousands of managed customers. The service provider can economically deliver a full range of security services while its subscribing customers enjoy the benefit of our up-to-date protection at an affordable price.

  LiveSecurity for MSS has three main components: our network operations center security suite software with security and management features, our security appliances and our LiveSecurity Service.

  Security features. LiveSecurity for MSS includes the same comprehensive set of security features offered in our Firebox System.

  Management features. Centrally located at the service provider's network operations center, our global policy manager software provides security intelligence and configuration for all customer sites under management. Our software allows the service provider to create and store various security policy configurations for different customer groups or service plans. Our scalable WatchGuard event processor software provides monitoring and reporting for customer sites.

  Security appliances. One or more of our security appliances resides on the service provider customer's premises. The appliances receive and implement the operating system, security software and security policies sent by the service provider. All of our security appliances may be centrally managed by the service provider.

  LiveSecurity Service. Through our LiveSecurity Service, the service provider's network operations center receives threat responses, software updates, expert editorials, support flashes and virus alerts. The service provider then updates the security policy of its customers and transmits these policy updates over its network to those customers.

  By receiving the benefits of our security solution through a service provider, an enterprise gains a number of added advantages. The service provider can

  .  monitor and manage customers' security 24 hours a day, 7 days a week;

  . define and implement professional, customized Internet security policies;

  .  automatically install software updates and threat responses;

  . regularly review customers' security and provide detailed reporting and analysis; and

  .  mitigate the up-front cost of a security system purchase and setup.

  Managed service providers, particularly those engaged in the fast-growing area of Web hosting, continue to vie for competitive advantage in their industry. With ServerLock, service providers can offer increased security for hosted content with only minimal incremental cost. ServerLock's management and deployment models enable lower cost of management and overhead through the same intuitive design that minimizes the administrative costs for an enterprise managing its own security.

  Customer service. We make customer service a priority. Our staff of support representatives serves our end-users, resellers, distributors and service provider partners by phone and e-mail from 4:00 a.m. to 7:00 p.m. Pacific time, Monday through Friday, excluding national holidays, with expanded hours for certain members of our distribution network. As of December 31, 2000, we had 41 customer support representatives. We also offer

24-hour-a-day, 7-day-a-week Web support tools. Our computerized customer center manages all support requests and allows customers to check resolution status on-line. We provide on-line answers to frequently asked questions about our products, descriptions of how to configure WatchGuard products to work with other products and other technical information.

The WatchGuard team of experts

  Rapid response team. Our rapid response team identifies, analyzes and generates responses to new Internet security threats. To identify new threats, the team continually monitors a wide variety of Internet sources related to network security, including newsgroups, vendor Web sites and hacker bulletin boards. When the rapid response team identifies a new security threat, we send an advisory to our LiveSecurity Service subscribers while we develop and test software or configuration changes to neutralize the threat. We then deliver the software updates or configuration recommendations to our subscribers. The team also provides other information of interest relating to Internet security.

  LiveSecurity advisory council. Our LiveSecurity advisory council provides continuing education and editorials on the rapidly changing subject of Internet security. The council also oversees and contributes to the efforts of our rapid response team. We intend to expand the council as opportunities arise. Currently, the council is composed of Messrs. Frederick Avolio, Rik Farrow and David Piscitello.

  Frederick Avolio. Mr. Avolio has been involved in Internet computing and communication since the early 1980s and has worked with Internet security systems for over 10 years. He assisted in the creation of the first commercial Internet firewall offering and helped create the commercial security products division of Trusted Information Systems. His areas of expertise include firewalls, intrusion detection, cryptography, security management and e-mail systems. Mr. Avolio is the co-author, with Paul Vixie, of Sendmail Theory and Practice. He holds a B.S. in computer science from the University of Dayton and an M.S. in computer science from Indiana University.

  Rik Farrow. Mr. Farrow provides UNIX and Internet security consulting and training. He has been working with UNIX system security since 1984 and with TCP/IP networks since 1988. He has taught in a number of countries and for a variety of organizations, and consults with firms in designing and implementing security applications. Mr. Farrow is the author of UNIX System Security and is the co-author, with Rebecca Thomas, of UNIX Administrator's Guide to System V. He writes a column for ;login:, the magazine of the USENIX Association, and a network security column for Network magazine.

  David Piscitello. Mr. Piscitello is an internationally recognized expert in internetworking and fast-packet technology. He founded Core Competence, a full-service internetworking, broadband, security and network management consulting firm with offices in Pennsylvania and South Carolina. He is the recipient of a Bellcore President's Recognition Award for his contributions to SMDS, ATM and customer network management for switched data services. Mr. Piscitello has authored books on internetworking and remote access and publishes articles regularly on a variety of subjects, including network security, wireless data networking, switched internetworking, Internet security and VPNs. Mr. Piscitello does testing, product reviews and evaluations of VPNs, firewalls, intrusion detection and other security products for leading trade publications and provides consultation to Fortune 100 companies on extranets and Internet security. He is chairman of the Networld + Interop Program Committee and the founder and program chairman of the Internet Security Conference.

Licensing and pricing

  We offer our resellers, distributors and service provider partners discounts from current end-user list prices. In addition, we offer educational discounts and occasional promotional pricing. All customers purchasing our Firebox and ServerLock products receive a perpetual license for our security and management software, which is included in the system price. Each end-user also receives a renewable one-year subscription to our LiveSecurity Service. For LiveSecurity for MSS, the service provider buys a license to use our network operations center security suite management and security software and must have an active subscription to the LiveSecurity Service for each customer security appliance it manages.

Sales, Marketing and Distribution

  Because the need for Internet security crosses geographic and economic boundaries, our business opportunity extends worldwide to all business segments. Since our inception, we have invested heavily in worldwide sales and marketing. International sales generated 50% of our revenues in 1999 and 55% of our revenues in 2000.

  We sell our security solutions through distributors, value-added resellers and service providers and occasionally to end-users. We also sell our LiveSecurity for MSS products and services directly to service providers. We license our technology to certain original equipment manufacturers, or OEMs, for resale as an embedded feature in their products. The OEM end-user then has the ability to subscribe to our LiveSecurity Service. We resell our products and services through more than 400 companies covering over 60 countries, including

  . distributors, such as Eltrax Systems, Inc., Ingram Micro, Inc., Otsuka Shokai Co., Ltd., Tech Data Corporation and Wick Hill Group, Plc;

  . value-added resellers, such as CDW Computer Centers, Inc., Fujitsu Business Systems, Ltd., Integrated Network Technologies, Network Computing Architects, Inc. and Solunet; and

  . service providers, such as AlphaNet, AT&T Global Network Services Hong Kong Limited (AGNS Ltd.), Deutsche Telekom, Genuity, Internet Initiative Japan, Internet Security Systems, Interpath Communications, KPN, Nextcom, PSINet, Sunrise Communications and UUNet.

As part of our distribution network, thousands of resellers worldwide sell our security solutions. Our agreements with our distribution network are nonexclusive and provide for discounts based on the reseller's minimum purchase targets or the volume that the reseller purchases or resells.

  We divide our sales organization regionally among the Americas, Europe/Middle East/Africa and Asia/Pacific and have 57 sales personnel located domestically and internationally. Assisting our distribution network within a specific region is a central responsibility of our regional sales representatives. Regional sales representatives manage our relationships with our distribution network, help the distribution network sell and support key customer accounts, and act as liaison between our distribution network and our marketing and product development organizations. We expect to continue to expand our field sales organization in support of both the managed security and enterprise market segments.

  We conduct a number of marketing programs to support the sale and distribution of our products. These programs inform existing and potential resellers, distributors, service providers and end-user customers about the capabilities and benefits of our products. Marketing activities include advertising, publishing technical and educational articles in industry journals, participating in industry tradeshows, regional awareness programs and product technology conferences, sales training and marketing on our Web site. As of December 31, 2000, we had 78 employees in our sales and marketing organization.

  As an additional sales tool, we offer end-users, resellers and distributors free training on our security solutions through our Web site. Our interactive training system guides customers through the installation, setup and management of our Firebox security solutions and provides new product information. The ServerLock System is delivered with a set of sales and training materials for both the reseller and the end-user, including live-action video and audio question-and-answer segments. The ServerLock System automates the installation process using license keys sold at the time of purchase to identify elements to be installed and activated, which minimizes the time and skill necessary to install the product.

  Our domestic and international sales tend to be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of a quarter's revenues during its last month and, more recently, in the latter half of the last month.

Customers

  As of December 31, 2000, we had shipped over 50,000 of our security appliances to our distribution network, which resells our products and services to end-users spanning a wide variety of countries and industries. The following is a representative list of our customers:

             Service Providers           IDEs
             AlphaNet                    Bentley Systems,
             Deutsche Telekom            Incorporated
             Genuity                     Gerbig Snell/Weisheimer &
             Internet Initiative         Associates, Inc.
             Japan                       JDA Software Group, Inc.
             Nextcom                     MediaPlant
             Sunrise Communications      Old Dutch Foods
             UUNet                       Siemens AG
                                         The Staubach Company
             SMEs
             Australian Hospital Care    SOHOs
             Boullioun Aviation          Colony Homes
             Services                    GLG Group, Inc.
             Bolle Inc.                  Into Tomorrow Radio
             City of Bellingham, WA      Network
             e-DOCS.net                  Martin Staffing
             Englewood Public Schools    Resources
             Graham Steel Corporation    Pro-2000 Inc.
                                         Sensazione Studios
                                         Watershed Associates

Technology and Architecture

  Firebox System

  Our Firebox System utilizes an innovative distributed architecture through which a basic processor in a security appliance receives and executes software directed to it from a remote management system. Because the security intelligence resides in the software and not in the hardware, we can keep our customers' Internet security up to date with our LiveSecurity Service, which provides new security software and operating system configurations.

  Our Firebox System encrypts communications between WatchGuard, the management system software and the security appliance. This allows the management system and the appliance to be separated within an enterprise's local- or wide-area network or between a service provider and its subscriber. Typically, to install software on a computer using a general-purpose operating system such as Windows, a person must be physically present at the computer. Our distributed architecture, however, allows our customers to remotely install our software on the security appliances and receive our LiveSecurity Service over the Internet.

  Security appliance. Our security appliances are dedicated solely to running security functions. The security appliances have no other function and no hard drive memory storage.

  Operating system software. Our security appliance uses a Linux or VxWorks operating system. In the case of the Linux operating system, used in our SME and larger-enterprise products, we use a custom-configured kernel under an open source license, which enables us to review the source code and generate a flexible, robust and secure operating system. We use specially designed application programming interfaces in all of our Firebox products to facilitate secure loading of the operating system and security software that our management software sends to the appliance.

  Security features. The Firebox System implements our security features in a number of software modules. Each module provides the specific function that the management system defines in security rules and transmits to the appliance. For example, the firewall features that control network traffic are based on an extensible set of network service protocols, such as HTTP and SMTP. The Firebox appliance applies the security policies defined by the management system to all incoming or outgoing traffic. Additional modules implement other security features, such as authentication and Web-surfing control, which also are defined in the security policies that the management system transmits to the appliance. If Web-surfing control is activated, for example, the Web-surfing control software module will automatically check the details of all outgoing Web traffic to make sure it complies with the defined policies.

  We use an open architectural structure to allow integration with common standards for network security. For example, our VPN component currently supports IPSec standards and the authentication module in our SME and larger-enterprise products supports a variety of standard authentication methods. We intend to adopt additional standards as they mature in the market.

  Management features. Because enterprise, distributed VPN and service provider environments are very different, we designed separate management systems for each. Our Firebox System management software enables quick installation and management by an in-house manager using a standard Windows-based system. The VPN management software in each of our security appliance types is designed specifically for ease of configuration and visual representation of multiple VPNs in a network. We designed our LiveSecurity for MSS management software, on the other hand, for a trained operator using a dedicated management console to configure and manage the security of a large subscriber base. All management systems have the ability to remotely deploy new security software to the appliances or update their security engines from the management console. Our service provider customers can choose to separately and remotely deploy select security features, such as VPN and Web blocking. This gives service providers the ability to incrementally add for-fee services to their basic service offering, without the expense of sending personnel to their customers' sites. Our SOHO and telecommuter customers can also choose a simple Web-based management interface, which removes the need to install management software.

  To enable service providers to configure, monitor and manage the Internet security of thousands of customers, LiveSecurity for MSS includes scalable logging and monitoring software called WatchGuard event processors. The event processors run on UNIX-based workstations and can be located in the network operations center or distributed at the service provider's point of presence. Each event processor manages the logging and notification features of up to 500 security appliances through commands issued from the global policy manager at the network operations center.

  LiveSecurity Service. Our scalable LiveSecurity Service is a collection of secured servers that registers subscribers, facilitates downloading our software to the desktop computers of registered subscribers and delivers threat responses, software updates, expert editorials, support flashes and virus alerts to subscribers. To facilitate a high level of security and authenticity, we protect our servers with our own security system and strongly encrypt data communication between servers. We can replicate and distribute our LiveSecurity servers throughout the world, which should enable us to meet the growth we expect in demand for our LiveSecurity Service.

  ServerLock System

  The ServerLock System represents an innovative approach to securing content. Designed to address architectural vulnerabilities in existing models of popular multi-user operating systems, ServerLock provides content and application security by protecting against unauthorized change activity, even when attempted by the most privileged system users. The ServerLock System has four key components:

  . ServerLock. The ServerLock software runs on and protects the servers on which it is installed. Acting as a filter between requests for changes and the actual execution of those changes within the operating system kernel, ServerLock prevents changes to the operating system's static components and the configurations that implement that server's security policies.

  . Kernel-based authentication and communication. Because all user-space processes, including authentication, are vulnerable to attack or accidental corruption by a privileged user or system administrator, ServerLock implements both its protection and its enabling authentication within the kernel of the operating system it protects. ServerLock also enables kernel-to-kernel remote communication using strong encryption implemented through a 239-bit elliptic curve cryptosystem adapted for ServerLock.

  . Central management. To facilitate adoption by larger enterprises and service providers, ServerLock may be managed remotely through the ServerLock management software. The ServerLock Manager allows the administrators or service providers to control multiple servers by applying custom rules and turning protection on and off in much the same manner as those tasks are performed locally. ServerLock's remote communications channel simplifies setting and resetting the protection state of remote machines and makes aggregating systems easier, for simplicity of depiction in a managed environment.

  . Remote configuration and management. The ServerLock configuration interface is fully portable and may be run on remote administrator systems and laptops, thereby connecting security functions to the central management server.

Research and Development

  We focus our research and development efforts on enhancing our existing products and services, developing new products based on our innovative distributed-appliance architecture and developing services that capitalize on our LiveSecurity Service infrastructure. We use a modular design, which allows us to develop new applications that plug into our existing product line. As a result, our products can be deployed in stages, either directly by an enterprise or by a service provider if the enterprise has outsourced its security management. As we develop new products, our LiveSecurity end-users and service provider partners can incorporate the new products into their systems with minimal system interruption.

  As of December 31, 2000, we employed 130 people on our research and development staff. Research and development expenses were $4.4 million in 1998, $7.1 million in 1999 and $13.9 million in 2000. We have product development facilities in Seattle, Washington, Waltham, Massachusetts and Aliso Viejo, California.

Competition

  We compete in a market that is relatively new, intensely competitive, highly fragmented and rapidly changing. We face competition in sales both of products and services designed for enterprises and of those designed for service providers. We have experienced and will continue to experience increased competition from current and emerging competitors, many of which have significantly greater financial, technical, marketing and other resources.

  In the market for Internet security solutions, we compete on the basis of technological expertise and functionality, breadth of service and product features, ease of installation and management, updatability, scalability, brand recognition, price, customer support and distribution capability. Currently, the primary competitors in our industry include Cisco Systems, Inc., Check Point Software Technologies Ltd., Nokia Corporation and SonicWALL Inc. Other competitors offering security products include hardware and software vendors such as Netscreen Technologies Inc., Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc. and a number of smaller companies.

  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and future competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing the products and services we offer. Many of our current and potential competitors have greater name recognition, larger customer bases to leverage and greater access to proprietary technology, and could therefore gain market share to our detriment. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources, such as the relationship between Check Point and Nokia. We expect additional competition as other established and emerging companies enter the Internet security market and new products and technologies are introduced.

  While some of our competitors have traditionally targeted large-enterprise security needs, using complex products that run on general purpose operating systems such as UNIX or Windows NT and require full training and support programs, these vendors could adapt their existing products to make them more attractive to our markets. If these or other of our competitors were to focus their greater financial, technical and marketing resources in our markets, our business could be harmed. In addition, as our security solutions are adopted by larger enterprises, we expect to see increased competition. Increased competition in any of our markets could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

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

  WatchGuard(R) is a registered trademark in the United States, Norway, New Zealand and Japan, and LiveSecurity(R) is a registered trademark in the European Union and Mexico. Applications to register the WatchGuard and LiveSecurity trademarks are pending in other jurisdictions. Firebox(TM), ServerLock(TM), LockSolid(TM), QSecure LockSolid(TM), SpamScreen(TM) and LiveSecurity(TM) are trademarks in use in the United States, and applications are pending in the United States and other jurisdictions for registration of these trademarks. We also have other trademarks in use in the United States that do not currently have applications pending in any jurisdiction. We have no issued patents but have 12 patents pending.

  We currently license and use the following technologies in our products and services:

  . BSAFE encryption toolkit from RSA Data Security, Inc. We use the encryption functions of this industry-standard product in our remote office VPN product.

  . Cyber Patrol database from The Learning Company. We use this database to provide blocking of particular Web addresses as part of our Web-blocking module.

  . Linux kernel. We use a customized version of the Linux operating system in our SME and larger- enterprise security appliances.

  . Internet Security Systems Inc. Internet scanner. We sell an OEM version of this software to our service provider customers as an optional scanning module for LiveSecurity for MSS.

  . WebTrends Corporation Inc. WebTrends for Firewalls and VPNs. We sell an OEM version of this software to our service provider customers as an optional reporting module for LiveSecurity for MSS.

  . US Software TCP/IP stack. We use a customized version of this basic TCP/IP stack, in source code form, in our SOHO and telecommuter products.

  . WindRiver VxWorks Real Time operating system. We use this operating system in our SOHO and telecommuter security appliance.

  . Intronic Semiconductor Inc. We use this 3DES software technology in our SOHO and telecommuter products.

  . CertiCom Elliptic Curve Cryptosystem. We use this cryptosystem to authenticate protection changes and encrypt communications in our ServerLock products.

  . OSR Technologies KSOCKS. We use the KSOCKS product to achieve a heterogeneous network signature for remote communications in our ServerLock products.

  . RSA Inc. SecurID. We use SecurID's two-factor technologies to provide an additional level of security and accountability in our ServerLock products.

U.S. Government Export Regulation Compliance

  Our products are subject to federal regulations governing the export of encryption commodities and software. To comply with these regulations, we have developed two versions of our products: one for the U.S. and Canadian markets and one for international markets. Recent federal legislation, however, has relaxed export controls on encryption. Federal law now allows the export of encryption commodities and software of any strength to nongovernmental end-users located in any country except those designated as embargoed or otherwise restricted by the U.S. government, subject to streamlined reporting requirements. To satisfy these encryption export reporting requirements, we use data gathered from end-users during product registration. Encryption commodities and software previously approved for export by the federal Bureau of Export Administration, or BXA, under an export license or encryption licensing arrangement are immediately eligible for export under the revised regulations without further technical review by the BXA. These commodities and software include our branch office and remote user VPN software and the VPN accelerator in our Firebox II Plus with FastVPN security appliance. The BXA has granted retail export status to our SOHO and telecommuter security appliances, which use encryption in branch office VPN software, and is currently reviewing our FastVPN security appliance for retail export status. We are eligible to export products that qualify for retail export status to all nonembargoed and nonrestricted foreign end-users, including government entities.

Manufacturing

  We currently outsource all hardware manufacturing and assembly for our Firebox appliances for SMEs and larger enterprises to two companies:
Washington-based Electronic Manufacturing Corporation, our primary supplier, and California-based Force Computer Corporation. Our contract manufacturer for our Firebox appliance for SOHOs and telecommuters is Trantronics Inc., a California-based company. All three manufacturers are certified as meeting the International Organization for Standardization's quality assurance standards ISO 9001 and 9002. Other contract manufacturers are currently under review for potential agreements as either primary or backup suppliers for current and future products. Worldwide distribution is currently performed at our distribution facility in Seattle, Washington.

Employees

  As of December 31, 2000, we had 287 employees. Of these, 78 were employed in sales and marketing, 30 in finance and administration, 41 in customer support and 138 in development and operations. We are not parties to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have good relations with our employees.

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

  Since inception through the fourth quarter of 2000, we incurred net losses and experienced negative cash flows from operations in each quarter, except for the third quarter of 2000. As of December 31, 2000, we had an accumulated deficit of approximately $45.6 million. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. Moreover, we currently expect to increase our operating expenses significantly in connection with

  .  expanding into new geographic markets;

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

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

  Our quarterly and yearly operating results have varied widely in the past and will probably continue to fluctuate. For this reason, we believe that period-to-period comparisons of our operating results are not meaningful. In addition, our limited operating history makes predicting our future performance difficult. In the fourth quarter of 2000, our operating results fell below the expectations of securities analysts and investors and our operating results for a future quarter or year may again fail to meet market expectations. This could result in a decline in our stock price.

  Beginning in the fourth quarter of 2000 and continuing into the first quarter of 2001, we have seen a general economic downturn in the U.S. economy, which has affected the demand for our products and services. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or spreads to other geographic regions, the Internet security industry and demand for our products and services are likely to be adversely affected and could result in a decline in our stock price.

  We base our spending levels for product development, sales and marketing and other operating expenses largely on our expected future revenues. Because our expenses are largely fixed for a particular quarter or year, we may be unable to adjust our spending in time to compensate for any unexpected quarterly or annual shortfall in revenues. A failure to so adjust our spending in time also could cause operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

  We currently expect all future revenues to be generated through sales of our Internet security products and related services, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers, ISPs and other managed service providers and OEMs, to obtain and retain LiveSecurity customers. Some of our LiveSecurity products and services, however, are relatively new and unproven. The broadcast portion of our LiveSecurity solution has been available only since February 1999, our Firebox products for SOHOs and telecommuters have been available only since February 2000 and our ServerLock products were launched under the WatchGuard brand only in February 2001. To receive our LiveSecurity Service, enterprises will be required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel partners, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and related information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date. Because our LiveSecurity Service is relatively new, we cannot accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

  The growth rate of our domestic and international sales has been and may continue to be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of a quarter's revenues during its last month and, more recently, in the latter half of the last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

  . difficulties in assimilating the acquired company's technologies, products, personnel and operations;

  . disruption of our ongoing business and diversion of management attention;

  .  assumption of known and unknown liabilities;

  . higher-than-expected acquisition and integration costs and charges against earnings;

  .  potentially dilutive issuances of equity securities; and

  . inability of our sales force, consultants and development staff to adapt to new product lines.

  We may be unable to successfully integrate Qiave or any future acquisition. In addition, we may not gain any substantial benefit from the Qiave acquisition or from any businesses, products or technologies that we acquire in the future, notwithstanding the significant expenditure of time and financial, personnel and other resources.

If our newly established relationships with OEMs are unsuccessful, our ability to generate revenues from the OEM line of business will be limited.

  We have recently established relationships with several domestic and international OEM partners to incorporate our technology into their products. If these OEM partners are unsuccessful in marketing and implementing our technology or the benefits realized from their implementation of our technology are lower than expected, this line of business will be unable to generate the levels of revenue we expect. Because our relationships with OEMs are new and unproven, we cannot predict the degree to which the OEMs will succeed in marketing and selling our products and services. The OEMs with which we have established relationships have not had an opportunity to fully develop and implement product or service offerings incorporating our technology. We cannot predict how long our current or potential OEM partners will take to complete this development and implementation. Until and unless this development and implementation is achieved, our revenues from OEM partnerships will be limited. If our OEM partners fail to provide adequate installation, deployment and support of our products and services, end-users could choose not to purchase OEM products that include our technology. Our OEM partners will offer our products and services in combination with other products and services, some of which may compete with our products and services. In addition, we may be unable to maintain our existing relationships with OEM partners or establish new OEM relationships in the future.

If our third-party channel partners fail to perform, our ability to sell our products and services will be limited.

  We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on their performance. Our channel partners have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Currently, two channel partners, Ingram Micro and Tech Data, together account for 22% of our revenues. The loss of one of these distributors, a reduction in their sales or a loss or reduction in sales involving one or more other channel partners, particularly if the reduction results in increased sales of competitive products, could harm our business.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

  The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Cisco Systems, Inc., Check Point Software Technologies Ltd., Nokia Corporation and SonicWALL Inc. Other competitors offering security products include hardware and software vendors such as Netscreen Technologies Inc., Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc. and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

  We provide some of our channel partners with product return rights for stock rotation. We also provide some of our channel partners with price protection rights for their inventories, which they may exercise if we lower our prices for those products. We may experience significant returns and price adjustments for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. In September 1998, for example, when we introduced the Firebox II security appliance, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances for the years ended December 31, 1998, 1999, and 2000, were $1.7 million, $1.1 million and $1.9 million, or 13%, 5% and 3% of total revenues before returns and allowances.

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

  Because we provide Internet security, we are a significant target of computer hackers. We have experienced attacks by computer hackers in the past and expect attacks to continue. If attacks on our internal network system are successful, public perception of our products and services will be harmed.

We may be unable to adequately protect our operational systems from damage, failure or interruption, which could harm our reputation and our ability to attract and retain customers.

  Our operations, customer service, reputation and ability to attract and retain customers depend on the uninterrupted operation of our operational systems. Although we utilize limited off-site backup facilities and take other precautions to prevent damage, failure or interruption of our systems, our precautions may be inadequate. Any damage, failure or interruption of our computer or communications systems could lead to service interruptions, delays, loss of data and inability to accept and fill customer orders and provide customers with the LiveSecurity Service.

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

  Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital. We may seek additional funding through

  . public or private equity financings, which could result in significant dilution to stockholders;

  .  public or private debt financings; and

  .  capital lease transactions.

  We believe that existing cash and cash equivalent balances will be sufficient to meet our capital required for at least the next 12 months. Our capital requirements will depend on several factors, however, including

  .  the rate of market acceptance of our products and services;

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

  If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have 12 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

  Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various other countries have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could result in decreased demand for our products and services.

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

  Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 35% of our revenues in 1998, 50% in 1999 and 55% in 2000. The failure of our channel partners to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

  .  cost of customizing products for foreign countries;

  . export and import restrictions, such as those affecting encryption commodities and software;

  .  difficulties in acquiring and authenticating customer information;

  . reduced protection of intellectual property rights and increased liability exposure; and

  .  regional economic and political conditions.

  Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies has made and may continue to make our products less competitive in international markets.

Our stock price is volatile.

  The trading price of our common stock could be subject to fluctuations for a number of reasons, including

  . actual or anticipated variations in quarterly or annual operating results;

  .  changes in analysts' earnings projections or recommendations;

  .  failure to meet analysts' revenue or earnings projections;

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

Changes in or interpretations of accounting rules may adversely impact future and past results of operations.

  We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These principles have changed frequently and are subject to ongoing change and interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission and other agencies and organizations. A change in generally accepted accounting principles could significantly affect our reported results of operations or the reporting of transactions completed before a change is announced, which could require us to restate our prior published financial statements. Accounting standards that impact the technology and software sectors in which we operate and that are currently under review include

  . rules relating to revenue recognition, including rules affecting the recognition of revenue from the sale of software or related services;

  . rules relating to the classification of costs related to marketing programs, which may impact sales discounts, cost of sales or marketing expenses; and

  .  accounting for stock-based compensation for employees and nonemployees.

Any changes to these accounting principles or the way they are interpreted or applied could significantly affect our reported financial results or the way in which we conduct business.

ITEM 2. PROPERTIES

  Our principal administrative, marketing, sales, development and operations facility is located in Seattle, Washington. We occupy approximately 90,000 square feet in this facility (including space that is subleased) under a lease that expires in September 2010. We also maintain a product fulfillment and distribution warehouse in Seattle. In addition, we maintain offices in Aliso Viejo, California and Waltham, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

  We are currently not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  Our common stock began trading on the Nasdaq National Market on July 30, 1999 under the symbol WGRD. The following table lists, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

                                                                Price Range of
                                                                 Common Stock
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
   Year Ended December 31, 1999
   Third quarter (beginning July 30, 1999)..................... $ 18.38 $ 10.38
   Fourth quarter..............................................   40.00   13.81

   Year Ended December 31, 2000
   First quarter...............................................  125.36   22.63
   Second quarter..............................................   90.94   27.00
   Third quarter...............................................   73.50   45.00
   Fourth quarter..............................................   60.13   17.81

  The last reported sale price of our common stock on the Nasdaq National Market on March 27, 2001 was $9.25 per share.

Holders

  As of March 15, 2001, there were approximately 160 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" through brokers or other fiduciaries.

Dividends

  We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our line of credit agreement with Silicon Valley Bank prohibits the payment of dividends without the bank's prior written consent.

Recent Sales of Unregistered Securities

  On October 4, 2000, we issued 1,292,997 shares of our common stock in connection with our acquisition of Qiave Technologies Corporation. This transaction was exempt from Securities Act registration under Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

  On November 9, 2000, we issued 198,446 shares of our common stock in connection with the exercise of a warrant by a customer. This transaction was exempt from Securities Act registration under Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

Use of Proceeds

  On July 29, 1999, our registration statement on Form S-1 for our public offering, file number 333-76587, became effective. The offering terminated as a result of the sale of all shares offered. After accounting for underwriting discounts and commissions and other expenses, we received net proceeds of approximately $40.7 million.

ITEM 6. SELECTED FINANCIAL DATA

  When you read this selected financial data, it is important that you also read the historical consolidated financial statements and related notes included in this annual report, as well as the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical results are not necessarily indicative of future results.

                            Period From
                         February 14, 1996        Year Ended December 31,
                          (Inception) to   ----------------------------------------
                         December 31, 1996   1997      1998      1999       2000
                         ----------------- --------  --------  ---------  ---------
                                  (In thousands, except per share data)
Consolidated Statement
 of Operations Data:
 Revenues:
  Product...............      $  329       $  4,975  $ 10,678  $  17,329  $  52,010
  Service...............           2            123       701      3,290      8,693
                              ------       --------  --------  ---------  ---------
   Total revenues.......         331          5,098    11,379     20,619     60,703
 Cost of revenues:
  Product...............         104          1,529     3,653      6,954     18,932
  Service...............         --              81       272      1,010      2,987
                              ------       --------  --------  ---------  ---------
   Total cost of
    revenues............         104          1,610     3,925      7,964     21,919
                              ------       --------  --------  ---------  ---------
 Gross margin...........         227          3,488     7,454     12,655     38,784
 Operating expenses:
  Sales and marketing...         224          4,369     8,519     13,512     24,213
  Research and
   development..........         274          2,192     4,442      7,118     13,900
  General and
   administrative.......         191          1,323     2,454      3,646      6,001
  Stock-based
   compensation.........         --             --      1,039        926      8,407
  Acquired in-process
   technology and
   amortization of
   goodwill, purchased
   technology and other
   intangible assets
   acquired.............         --             --        --       3,626      8,227
                              ------       --------  --------  ---------  ---------
   Total operating
    expenses............         689          7,884    16,454     28,828     60,748
                              ------       --------  --------  ---------  ---------
 Operating loss.........        (462)        (4,396)   (9,000)   (16,173)   (21,964)
 Interest income
  (expense), net........          (6)            62      (119)       155      6,515
                              ------       --------  --------  ---------  ---------
 Loss before income
  taxes.................        (468)        (4,334)   (9,119)   (16,018)   (15,449)
 Provision for income
  taxes.................         --             --        --         --         215
                              ------       --------  --------  ---------  ---------
 Net loss...............      $ (468)      $ (4,334) $ (9,119) $ (16,018) $ (15,664)
                              ======       ========  ========  =========  =========
 Basic and diluted net
  loss per share (1)....         N/A       $ (17.17) $ (11.34) $   (1.80) $   (0.66)
                              ======       ========  ========  =========  =========
 Shares used in
  calculating basic and
  diluted net loss per
  share (1).............         N/A            252       804      8,903     23,556
                              ======       ========  ========  =========  =========

--------
(1) See Notes 1 and 6 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate basic and diluted net loss per share.

                                                     December 31,
                                          -------------------------------------
                                          1996   1997   1998    1999     2000
                                          -----  ----- ------  ------- --------
                                                    (In thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and securities
  available for sale..................... $ 232  $ 603 $1,712  $26,401 $115,115
 Deferred revenue .......................   334    313  1,841    4,233   11,874
 Long-term debt .........................   --     --     --       --       --
 Working capital (deficit) ..............  (464)   658   (274)  24,395  117,065
 Total assets............................   597  3,303  9,032   41,311  195,930
 Total stockholders' equity (deficit)....  (318) 1,382    881   32,245  172,405
 Dividends payable ......................   --     --     --       --       --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Our award-winning products and services include firewalls for access control, virtual private networks, or VPNs, for secure communications and our new ServerLock products for server content and application security. Our core market includes small- to medium-sized enterprises, or SMEs, large Internet-distributed enterprises, or IDEs, with ultra-high-speed connections supporting VPNs between the IDEs and their geographically dispersed branch offices and telecommuters, small and home offices, or SOHOs, with broadband connections, and telecommuters. Our recent acquisition of Qiave Technologies Corporation allowed us to expand our product line with a software-based solution designed to protect server content and applications from unauthorized and unintentional access and manipulation. Our innovative subscription-based LiveSecurity Service delivers threat responses, software updates, expert editorials, support flashes and virus alerts over the Internet, which enables enterprises to protect their data and communications in a continuously changing environment, with minimal effort.

  Since our inception, we have invested heavily in the development of our products and services and financed our operations as follows:

  . In September 1996, we introduced our initial Firebox security appliance and began selling our products both domestically and internationally.

  . In 1997, we significantly expanded our worldwide sales and marketing efforts.

  . In 1998, we launched our managed security offering for Internet service providers and other managed service providers and introduced our second-generation security appliance, which added significant functionality to our existing product lines.

  . In February 1999, we launched the broadcast portion of our LiveSecurity Service.

  . In July 1999, we raised net proceeds of $40.7 million in the initial public offering of our common stock.

  . In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for SOHOs, and formed our broadband Internet security division.

  . In January 2000, we announced the introduction of our security solutions for SOHOs and telecommuters, which we began shipping in the first quarter of 2000.

  . In February 2000, we raised net proceeds of $90.4 million in a follow-on public offering of our common stock.

  . In October 2000, we acquired Qiave, a developer of digital information security systems, which allowed us to expand our product line with ServerLock, which protects server content and applications against unauthorized or unintentional changes.

Sources of Revenues and Revenue Recognition Policy

  We generate revenues through

  . sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

  . sales of products and service subscriptions directly and, from time to time, indirectly through our distributors, to our service provider customers at volume pricing rates; and

  .  sales of service subscription renewals directly to our end-users.

  Product revenues include

  . the perpetual software license fees for our Firebox System and the sale of our security appliance as part of our security solutions;

  .  the sales of software options, such as VPN;

  . the sales of our network operations center, or NOC, security suite software license and our security appliance as part of LiveSecurity for MSS. Future product revenues will also include sales from our new ServerLock product line.

  Service revenues include the annual fee for our LiveSecurity Service, which is sold as part of our security solution, and for LiveSecurity subscription renewals from our enterprise customers and end-users. These services provide access to our LiveSecurity Service for product updates, security threat responses, general security information and technical support. These services also provide our service provider customers access to the LiveSecurity Service and the ability to manage and update a specific number of their customers' security appliances.

  We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenues upon shipment, we defer revenues on product sales for two of our major distributors until these distributors have sold the product to their customers. Service subscription revenues are recognized ratably on a monthly basis, generally over a one-year period.

Recent Acquisition

  In October 2000, we acquired Qiave. The total consideration paid for Qiave was approximately $70.0 million, including approximately $400,000 in direct acquisition costs, and was comprised of 1,292,997 shares of WatchGuard common stock, including 299,495 shares that are subject to repurchase as described below. Total consideration for Qiave included $19.3 million in deferred stock-based compensation charges, of which $15.0 million related to the issuance of common stock subject to repurchase and $4.3 million related to options we assumed to purchase 100,856 shares of our common stock at a weighted average exercise price of $0.46 per share. The aggregate purchase price was allocated based on estimated fair values on the acquisition date, as determined by an independent appraisal, and excludes $19.3 million in consideration related to deferred stock-based compensation for common stock subject to restriction and unvested options we assumed (in thousands):

   Fair value of Qiave tangible assets, net of current liabilities.... $    654
   Intangible assets:
     Acquired workforce...............................................      592
     Current technology...............................................   13,351
     Goodwill.........................................................   31,707
                                                                       --------
   Total intangibles..................................................   46,304
   Acquired in-process research and development.......................    4,399
                                                                       --------
                                                                         50,703
   Deferred stock-based compensation..................................   19,342
                                                                       --------
   Total consideration, including deferred stock-based compensation... $ 70,045
                                                                       ========

  Acquired workforce. The value assigned to the workforce in place was determined using the avoided cost approach. Under this approach, the workforce is valued according to the costs WatchGuard avoided by obtaining a pre-existing, trained and fully efficient team rather than assembling a workforce.

  Developed technology. Values assigned to the developed technology were determined using the income approach. Under the income approach, fair value reflects the present value of the projected earnings that are expected to be generated by the current technology. To determine the value of the developed technology, WatchGuard discounted the expected future cash flows of the existing technology products at a rate of 25%, taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility. The projected revenues used in the income approach are based on the future revenues that we believe will most likely be generated by the commercial sales of the technology.

  Stock-based compensation. In connection with the employment agreements and related stock retention agreements with four of Qiave's key employees, a portion of the shares of common stock otherwise issuable to these employees pursuant to the merger agreement are subject to repurchase by us in the event that the employee's employment is terminated under specified circumstances. These shares will be released from the repurchase restriction over a two-year vesting period. We recorded the value of this stock as deferred stock-based compensation, based on the fair value of our common stock on the closing date of the merger. We also recorded deferred stock-based compensation in connection with the assumption of unvested options to purchase Qiave common stock, based on the intrinsic value of the unvested options at the closing date of the merger.

  Acquired in-process research and development. Values assigned to acquired in-process research and development, or IPR&D, were determined using an income approach. To determine the value of IPR&D, we considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks, which include the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPR&D projects that had not yet reached technological feasibility and do not have alternative future uses. We expensed the entire $4,399,000 allocated to acquired IPR&D on the date of acquisition.

  At the time of the acquisition, we identified six IPR&D projects as being related to future products for which technological or commercial feasibility had not yet been established and that did not have an alternative future use. We analyzed each project, using estimated percentage completion factors ranging from 10% to 85%. Revenues attributable to Qiave's IPR&D were assumed to increase after each of the first three years of a five-year projection period after the year of introduction, at annual rates ranging from 60% to 216%, decreasing to a 27% growth rate in revenues after the fourth year in the projection. Projected annual revenues related to in-process technology ranged from approximately $1.1 million to $14.8 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology.

  Gross profit was assumed to remain at 93% of revenues for each of the five years of the projection period. Operating expenses, including sales and marketing, research and development and general and administrative costs, were assumed to be 48% of revenues in the initial year of the projection, declining to 44% for each of the four remaining years.

  We used a 35% discount rate for valuing the acquired IPR&D. In arriving at the discount rate, we considered the implied rate of the transaction and the weighted average cost of capital. We also took into account risks related to the characteristics and applications of each project, existing future markets and estimated life cycles of each project.

Results of Operations

  The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                           Year Ended
                                                          December 31,
                                                        ---------------------
                                                        1998    1999    2000
                                                        -----   -----   -----
   Revenues:
    Product............................................  93.8 %  84.0 %  85.7 %
    Service............................................   6.2    16.0    14.3
                                                        -----   -----   -----
      Total revenues................................... 100.0   100.0   100.0
   Cost of revenues:
    Product............................................  32.1    33.7    31.2
    Service............................................   2.4     4.9     4.9
                                                        -----   -----   -----
      Total cost of revenues...........................  34.5    38.6    36.1
   Gross margin........................................  65.5    61.4    63.9
   Operating expenses:
    Sales and marketing................................  74.9    65.5    39.9
    Research and development...........................  39.0    34.5    22.9
    General and administrative.........................  21.6    17.7     9.9
    Stock-based compensation...........................   9.1     4.5    13.8
    Acquired in-process technology and amortization of
     goodwill, purchased technology and other
     intangible assets acquired........................   --     17.6    13.6
                                                        -----   -----   -----
      Total operating expenses......................... 144.6   139.8   100.1
                                                        -----   -----   -----
   Operating loss...................................... (79.1)  (78.4)  (36.2)
   Interest income (expense), net......................  (1.0)    0.7    10.7
                                                        -----   -----   -----
   Loss before income taxes............................ (80.1)  (77.7)  (25.5)
   Provision for income taxes..........................   --      --      0.4
                                                        -----   -----   -----
   Net loss............................................ (80.1)% (77.7)% (25.8)%
                                                        =====   =====   =====

Years Ended December 31, 1999 and 2000

Revenues

  Total revenues, which consist of product revenues and service revenues, increased from $20.6 million in 1999 to $60.7 million in 2000, an increase of 194%. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 50% of total revenues in 1999 and 55% in 2000. In 1999, no one customer accounted for more than 10% of total revenues. In 2000, however, worldwide revenues from one of our distributors, Ingram Micro, were $7.3 million or 12% of total revenues, and revenues from another distributor, Tech Data, were $6.4 million, or 10% of total revenues.

  Product revenues include

  . the perpetual software license fees for our Firebox System and the sale of our security appliance as part of our security solutions;

  .  the sales of software options, such as VPN; and

  . the sales of our NOC security suite software license and our security appliance as part of LiveSecurity for MSS.

Future product revenues will also include sales from our new ServerLock product line. Product revenues increased from $17.3 million in 1999 to $52.0 million in 2000, an increase of 200%. As a percentage of total revenues, product revenues increased from 84% in 1999 to 86% in 2000. We do not believe that the historical percentage growth rates of product revenues will be sustainable as our revenue base increases.

  Service revenues include the annual fee for our LiveSecurity Service, which is sold as part of the Firebox System and LiveSecurity for MSS. Service revenues increased from $3.3 million in 1999 to $8.7 million in 2000, an increase of 164%. As a percentage of total revenues, service revenues decreased from 16% in 1999 to 14% in 2000, which reflects the significant growth in product revenues, offsetting the impact of growth in service revenue from the increased base of customers renewing their LiveSecurity subscriptions.

  We have established a returns and allowances reserve to address the return rights and pricing protection rights of some of our customers. The provision for sales returns and allowances was $1.1 million, or 5% of total revenues before returns and allowances, in 1999 and $1.9 million, or 3% of total revenues before returns and allowances, in 2000. The decrease in the provision as a percentage of total revenues reflects a reduction in the returns and pricing protection allowances based on historical trends, no recent introduction of major replacement products and no significant changes in our product and service pricing over the course of the year. We expect to continue to introduce new products each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

  Total cost of revenues, which includes product and service costs, increased from $8.0 million in 1999 to $21.9 million in 2000, an increase of 175%. As a percentage of total revenues, cost of revenues decreased from 39% in 1999 to 36% in 2000. Gross margins are impacted by various factors, including the volume discount rates contained in our customer agreements, the cost of manufacturing our Firebox appliances, the mix of product and service sales, which may include hardware and software products or service subscriptions or both, the cost of royalties associated with our products and the costs of our technical support organization and LiveSecurity Service.

  Cost of product revenues, which includes the cost of manufacturing our security appliance, product packaging and third-party product licensing fees, increased from $7.0 million in 1999 to $18.9 million in 2000, an increase of 172%, primarily due to greater sales volume. As a percentage of total revenues, cost of product revenues decreased from 34% in 1999 to 31% in 2000. The decrease as a percentage of total revenues primarily reflects a decrease in the cost of manufacturing our Firebox security appliances during 2000 and, to a lesser extent, an increase in revenues from software options that generally have higher gross margins than our Firebox appliances. Over time, as volume levels increase, we expect the unit costs to manufacture our security appliances to continue to decrease. Competitive pressures in the future may lead to a negative impact on the gross margins of our existing product line. However, we expect that product mix changes in the future, with the addition of software products such as our ServerLock product line, will have a positive impact on gross margins.

  Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, increased from $1.0 million in 1999 to $3.0 million in 2000, an increase of 200%. This increase reflects an investment in our customer support organization to assist the growing number of customers who are implementing VPNs in a more complex environment, in addition to a broader customer base. As a percentage of total revenues, cost of service revenues was 5% for both 1999 and 2000. We expect service costs to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, commissions and employee-related expenses and select variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Total sales and marketing expenses increased from $13.5 million in 1999 to $24.2 million in 2000, an increase of 79%. As a percentage of total revenues, sales and marketing expenses decreased from 66% in 1999 to 40% in 2000. The dollar increase in sales and marketing expenses was primarily due to recruiting and selling to a greater number of our current and prospective resellers and distributors and, to a lesser extent, to increased efforts in establishing brand recognition of our products and services. Specifically, major components of the increase included

  . an increase in salaries, commissions, recruiting and related expenses from $6.6 million to $10.6 million;

  . an increase in variable marketing costs from $3.4 million to $7.8 million; and

  . an increase in travel and related expenses from $2.5 million to $3.2 million.

  The decrease in sales and marketing expenses as a percentage of total revenues reflects both increased productivity of and efficiencies in managing our distribution network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products. We will continue to invest in sales and marketing programs designed to increase distribution.

  Because we expect our sales and marketing expenses, as well as the other expenses we describe below, to increase at a slower rate than revenues, we expect to see over time a gradual reduction in each of these types of expenses as a percentage of total revenues.

  Research and Development. Research and development expenses include salaries, noncapitalized equipment and software tools, depreciation from capital equipment and software, nonrecurring costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses increased from $7.1 million in 1999 to $13.9 million in 2000, an increase of 95%. As a percentage of total revenues, research and development expenses decreased from 35% in 1999 to 23% in 2000. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our Firebox System and LiveSecurity for MSS product lines, including our SOHO and ServerLock products, and our efforts to respond to new and emerging threats through our LiveSecurity Service. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $4.9 million to $8.8 million, a portion of which is related to the acquisition of Qiave in the fourth quarter of 2000 and resulting costs related to development personnel within our server products organization; and

  . an increase in security appliance prototype engineering costs from $562,000 to $1.5 million, reflecting increased expenses related to our SOHO products, enhancement of our Firebox security appliance and costs related to planned expansion of our product offerings in 2001.

  We will continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings, develop new products and enhance our rapid response team, which analyzes and addresses Internet security threats, and our advisory council, which provides continuing education and editorials on Internet security.

  General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and costs of legal and accounting professional services. General and administrative expenses increased from $3.6 million in 1999 to $6.0 million in 2000, an increase of 65%. As a percentage of total revenues, general and administrative expenses decreased from 18% in 1999 to 10% in 2000. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations, costs associated with being a public company, an increase in payroll and related expenses and increases in other general and administrative areas such as bad debt. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $1.4 million to $2.5 million; and

  . an increase in bad debt expense from $109,000 to $486,000. As a percentage of total revenues, bad debt expenses increased from 0.5% in 1999 to 0.8% in 2000, reflecting increased risk associated with increased revenues from a broader customer base.

  Stock-Based Compensation. Stock-based compensation arises from amortization of deferred stock-based compensation over the vesting periods of common stock subject to repurchase and assumed stock options. Stock-based compensation expenses were $926,000 in 1999 and $8.4 million in 2000. The allocation of the stock-based compensation expenses associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative were $307,000, $491,000 and $128,000 in 1999 and $824,000, $7.5 million and $103,000 in 2000.

  Deferred stock-based compensation is recorded as a component of stockholders' equity as the difference between the exercise price of options and the fair value of our common stock on the date of grant, and for the value of common stock subject to repurchase that we issued and unvested options that we assumed in connection with our 1999 acquisition of BeadleNet and our October 2000 acquisition of Qiave. We recorded $19.3 million of deferred stock-based compensation in 2000 in connection with the Qiave acquisition, which included charges related to the issuance of common stock subject to repurchase and the assumption of unvested Qiave employee stock options outstanding at the time of the merger. We recorded $912,000 in deferred stock-based compensation in 1999, which included charges related to the BeadleNet acquisition.

  Acquired in-process technology and amortization of goodwill, purchased technology and other intangible assets acquired. Acquired in-process technology and amortization of goodwill, purchased technology and other intangibles consists of IPR&D expense and amortization of goodwill and other intangibles related to our acquisitions of BeadleNet in 1999 and Qiave in 2000. We recorded IPR&D expense of $3.4 million in 1999 and $4.4 million in 2000. The intangible assets are being amortized on a straight-line basis over useful lives ranging from two to five years. We recorded amortization charges of $259,000 in 1999 and $3.8 million in 2000 related to these assets. The increase in amortization in 2000 resulted primarily from recording a full year's amortization of intangibles associated with the 1999 acquisition of BeadleNet and the amortization of intangibles associated with our acquisition of Qiave in the fourth quarter of 2000.

Interest Income (Expense)

  Interest income of $6.6 million in 2000 resulted from our investment of proceeds from our public offerings, and was offset by $50,000 of interest expense resulting from borrowings on our term loan with a bank, which has since been paid in full. Interest expense of $485,000 in 1999 resulted from borrowings on our bank line of credit, notes payable and our equipment term loan, and was offset by $640,000 of interest income generated from our investment of proceeds from our initial public offering in July 1999.

Income Taxes

  Income tax expense of $215,000 in 2000 primarily relates to the provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $124.7 million as of December 31, 2000. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code.

Years Ended December 31, 1998 and 1999

Revenues

  Total revenues increased from $11.4 million in 1998 to $20.6 million in 1999, an increase of 81%. During these periods, no one customer accounted for 10% or more of total revenues. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 35% of total revenues in 1998 and 50% in 1999.

  Product revenues increased from $10.7 million in 1998 to $17.3 million in 1999, an increase of 62%. As a percentage of total revenues, product revenues decreased from 94% in 1998 to 84% in 1999, reflecting the increase in the deferred service component of billings, as well as an increase in LiveSecurity subscription renewals. Service revenues include the annual fee for our LiveSecurity Service, which is sold as a part of the Firebox System and LiveSecurity for MSS. Service revenues increased from $701,000 in 1998 to $3.3 million in 1999, an increase of 369%. As a percentage of total revenues, service revenues increased from 6% in 1998 to 16% in 1999.

  We established a returns and allowances reserve in 1998 to address the return rights and pricing protection rights of some of our customers, primarily related to anticipated returns originating from the introduction of a new version of our security appliance, the Firebox II, during the last half of 1998. The provision for sales returns and allowances was $1.7 million, or 13% of total revenues before returns and allowances, in 1998 and $1.1 million, or 5% of total revenues before returns and allowances, in 1999. The decrease in the provision as a percentage of total revenues reflects a reduction in the expected returns and pricing protection allowances based on historical results and no introduction of major replacement products during 1999.

Cost of Revenues and Gross Margin

  Total cost of revenues increased from $3.9 million in 1998 to $8.0 million in 1999, an increase of 103%. As a percentage of total revenues, cost of revenues increased from 35% in 1998 to 39% in 1999.

  Cost of product revenues increased from $3.7 million in 1998 to $7.0 million in 1999, an increase of 90%, primarily due to greater sales volume. As a percentage of total revenues, cost of product revenues increased from 32% in 1998 to 34% in 1999. The increase in cost of product revenues as a percentage of total revenues reflects an increase in the cost of manufacturing our Firebox II security appliance. In the third quarter of 1998, we released an enhanced version of our security appliance, the Firebox II, which incorporated additional features required to support LiveSecurity for MSS. The Firebox II is more expensive to manufacture than the previous version of our security appliance, which increased our cost of revenues.

  Cost of service revenues increased from $272,000 in 1998 to $1.0 million in 1999, an increase of 271%. This increase reflects investments in our customer support organization and our LiveSecurity Service to assist our growing customer base. As a percentage of total revenues, cost of service revenues increased from 2% in 1998 to 5% in 1999, reflecting our investment in our customer support organization.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased from $8.5 million in 1998 to $13.5 million in 1999, an increase of 59%. As a percentage of total revenues, sales and marketing expenses decreased from 75% in 1998 to 66% in 1999. The dollar increase in sales and marketing expenses was primarily due to recruiting and selling to a greater number of prospective and current resellers and distributors and, to a lesser extent, to greater efforts in establishing brand recognition of our products and services. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $3.9 million to $6.6 million;

  . an increase in travel and related expenses from $1.4 million to $2.5 million; and

  . an increase in variable marketing costs from $2.0 million to $3.4 million.

  The decrease in sales and marketing expenses as a percentage of total revenues, as well as the decreases as a percentage of total revenues in the other expenses we discuss below, reflects both increased productivity of and efficiencies in managing our distribution network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products.

  The sales and marketing expense in 1998 included a one-time charge of $470,000 for a common stock warrant issued to a customer.

  Research and Development. Research and development expenses increased from $4.4 million in 1998 to $7.1 million in 1999, an increase of 60%. As a percentage of total revenues, research and development expenses decreased from 39% in 1998 to 35% in 1999. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our enterprise product line, development and enhancement of LiveSecurity for MSS and our efforts in researching and responding to new and emerging security threats through our LiveSecurity Service. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $2.5 million to $4.9 million;

  . an increase in contract labor and consulting services from $445,000 to $555,000; and

  . an aggregate of $562,000 in costs incurred by our broadband Internet security division in connection with the completion of our SOHO and telecommuter products originating from the acquisition of BeadleNet.

  General and Administrative. General and administrative expenses increased from $2.5 million in 1998 to $3.6 million in 1999, an increase of 49%. As a percentage of total revenues, general and administrative expenses decreased from 22% in 1998 to 18% in 1999. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations and costs associated with being a public company. Specifically, major components of the increase included

  . an increase in payroll and related expenses from $786,000 to $1.4 million; and

  . an increase in professional fees from $218,000 to $672,000, related to legal and accounting costs incurred primarily in connection with the revision and implementation of our employee benefit plans, the expansion of our international operations and costs associated with being a public company.

  Stock-Based Compensation. Amortization of deferred stock-based compensation was $1.0 million in 1998 and $926,000 in 1999. The allocation of the stock-based compensation expenses associated with the functional operating expense categories of sales and marketing, research and development and general and administrative were $148,000, $829,000 and $62,000 for 1998. We recorded $912,000 of deferred stock-based compensation in 1999 and $2.5 million of deferred stock-based compensation in 1998, which included $628,000 in charges related to options granted to a former employee in exchange for services.

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

Quarterly Results of Operations

  The following tables provide our unaudited results of operations, both in dollar amounts and expressed as a percentage of total revenues, for each quarter in the eight-quarter period ended December 31, 2000. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                                     Three Months Ended
                          ------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1999      1999      1999      1999      2000      2000      2000      2000
                          --------  --------  --------- --------  --------  --------  --------- --------
                                                       (In thousands)
Consolidated Statement of
 Operations
 Data:
Revenues:
  Product...............  $ 3,387   $ 3,831    $ 4,614  $ 5,497   $ 8,494   $12,000    $14,782  $ 16,734
  Service...............      551       806        907    1,026     1,308     1,740      2,453     3,192
                          -------   -------    -------  -------   -------   -------    -------  --------
   Total revenues.......    3,938     4,637      5,521    6,523     9,802    13,740     17,235    19,926
Cost of revenues:
  Product...............    1,476     1,680      1,768    2,030     3,091     4,341      5,363     6,137
  Service...............      159       166        317      368       432       557        824     1,174
                          -------   -------    -------  -------   -------   -------    -------  --------
   Total cost of
    revenues............    1,635     1,846      2,085    2,398     3,523     4,898      6,187     7,311
Gross margin............    2,303     2,791      3,436    4,125     6,279     8,842     11,048    12,615
Operating expenses:
  Sales and marketing...    2,841     3,242      3,612    3,817     5,559     5,967      5,849     6,838
  Research and
   development..........    1,426     1,614      1,700    2,378     2,521     3,262      3,413     4,704
  General and
   administrative.......      912       862        842    1,030     1,154     1,249      1,703     1,895
  Stock-based
   compensation.........      253       258        186      229       236       228        193     7,750
  Acquired in-process
   technology and
   amortization of
   goodwill, purchased
   technology and other
   intangible assets
   acquired.............      --        --         --     3,626       368       368        368     7,123
                          -------   -------    -------  -------   -------   -------    -------  --------
   Total operating
    expenses............    5,432     5,976      6,340   11,080     9,838    11,074     11,526    28,310
                          -------   -------    -------  -------   -------   -------    -------  --------
Operating loss..........   (3,129)   (3,185)    (2,904)  (6,955)   (3,559)   (2,232)      (478)  (15,695)
Interest income
 (expense), net.........      (84)     (263)       118      384       863     1,854      1,812     1,986
                          -------   -------    -------  -------   -------   -------    -------  --------
Income (loss) before
 income taxes...........   (3,213)   (3,448)    (2,786)  (6,571)   (2,696)     (378)     1,334   (13,709)
Provision for income
 taxes..................       --        --         --       --        --        --         --       215
                          -------   -------    -------  -------   -------   -------    -------  --------
Net income (loss).......  $(3,213)  $(3,448)   $(2,786) $(6,571)  $(2,696)  $  (378)   $ 1,334  $(13,924)
                          =======   =======    =======  =======   =======   =======    =======  ========

                                                     Three Months Ended
                          ------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1999      1999      1999      1999      2000      2000      2000      2000
                          --------  --------  --------- --------  --------  --------  --------- --------
Consolidated Statement
 of Operations Data:
Revenues:
  Product...............    86.0 %    82.6 %     83.6 %    84.3 %   86.7 %    87.3 %     85.8 %   84.0 %
  Service...............    14.0      17.4       16.4      15.7     13.3      12.7       14.2     16.0
                           -----     -----      -----    ------    -----     -----      -----    -----
   Total revenues.......   100.0     100.0      100.0     100.0    100.0     100.0      100.0    100.0
Cost of revenues:
  Product...............    37.5      36.2       32.0      31.1     31.5      31.6       31.1     30.8
  Service...............     4.0       3.6        5.7       5.6      4.4       4.1        4.8      5.9
                           -----     -----      -----    ------    -----     -----      -----    -----
   Total cost of
    revenues............    41.5      39.8       37.8      36.8     35.9      35.6       35.9     36.7
                           -----     -----      -----    ------    -----     -----      -----    -----
Gross margin............    58.5      60.2       62.2      63.2     64.1      64.4       64.1     63.3
Operating expenses:
  Sales and marketing...    72.1      69.9       65.4      58.5     56.7      43.4       33.9     34.3
  Research and
   development..........    36.2      34.8       30.8      36.5     25.7      23.7       19.8     23.6
  General and
   administrative.......    23.2      18.6       15.3      15.8     11.8       9.1        9.9      9.5
  Stock-based
   compensation.........     6.4       5.6        3.4       3.5      2.4       1.7        1.1     38.9
  Acquired in-process
   technology and
   amortization of
   goodwill, purchased
   technology and other
   intangible assets
   acquired.............     0.0       0.0        0.0      55.6      3.8       2.7        2.1     35.7
                           -----     -----      -----    ------    -----     -----      -----    -----
   Total operating
    expenses............   137.9     128.9      114.8     169.9    100.4      80.6       66.9    142.1
                           -----     -----      -----    ------    -----     -----      -----    -----
Operating loss..........   (79.9)    (68.7)     (52.6)   (106.6)   (36.3)    (16.2)      (2.8)   (78.8)
Interest income
 (expense), net.........    (2.1)     (5.7)       2.1       5.9      8.8      13.5       10.5     10.0
                           -----     -----      -----    ------    -----     -----      -----    -----
Income (loss) before
 income taxes...........   (81.6)    (74.4)     (50.5)   (100.7)   (27.5)     (2.8)       7.7    (68.8)
Provision for income
 taxes..................     0.0       0.0        0.0       0.0      0.0       0.0        0.0      1.1
                           -----     -----      -----    ------    -----     -----      -----    -----
Net income (loss).......   (81.6)%   (74.4)%    (50.5)%  (100.7)%  (27.5)%    (2.8)%      7.7 %  (69.9)%
                           =====     =====      =====    ======    =====     =====      =====    =====

  The trends discussed in the annual comparison of operating results for the years ended December 31, 1999 and 2000 generally apply to the comparison of results of operations for each of the quarters in the eight-quarter period ended December 31, 2000. We have, in general, continued to improve our gross margins over time as we gained efficiencies in the production of our security appliances and introduced product options that carry higher gross margins. However, gross margins in the third and fourth quarters of 2000 were negatively impacted by our product mix, in which lower-margin products comprised a greater percentage of overall revenues than we expected. During the third and fourth quarters of 2000, we also made significant investments in our customer support organization, leading to an overall increase in the cost of service revenues. While these investments had a negative short-term impact on our gross margins during the quarter, we believe they were required to meet the needs of our expanding customer base.

  We also made large investments in our sales and marketing organization during the fourth quarter of 2000, leading to an overall increase in costs. Other significant increases in operating expenses during the quarter, including research and development costs, stock-based compensation charges, acquired IPR&D expenses and amortization of intangibles, were primarily related to our acquisition of Qiave in October 2000. While our operating expenses continued to increase during 2000 in dollar amount, expenses continued to decrease as a percentage of total revenues. Our quarterly operating results have fluctuated significantly in the past and will probably continue to fluctuate.

  Beginning in the fourth quarter of 2000 and continuing into the first quarter of 2001, we have seen a general economic downturn in the U.S. economy, which has affected the demand for our products and services. To the extent that this downturn continues or spreads to other geographic regions in which we conduct business, our future revenues are likely to be adversely affected.

Liquidity and Capital Resources

  We have financed our operations primarily through proceeds from private placements of preferred stock and, more recently, proceeds from our initial public offering in July 1999 and our follow-on public offering in February 2000. To date, net proceeds from our private placements and public offerings have totaled approximately $144.0 million.

  We have a working capital revolving line of credit with a bank, secured by our accounts receivable. The line of credit provides for borrowings not greater than $5.0 million or the amount of the borrowing base. For purposes of this loan, the borrowing base is the sum of 80% of our eligible domestic accounts receivable and 50% of our eligible foreign accounts receivable. As of December 31, 2000, we had no borrowings on this line of credit, which expires in April 2001 and bears interest at the prime rate plus 0.5% per year. At December 31, 2000, our borrowing limit of $5.0 million was reduced by a $3.0 million unconditional letter of credit we issued to our landlord in conjunction with our new facilities lease. In February 2000, we repaid our two term-loan facilities with the same bank, which had a combined balance of $383,000 as of December 31, 1999.

  In March 2000, we signed a facilities lease agreement for approximately 90,000 square feet of office space for a new corporate headquarters located in Seattle, Washington. This lease has a 10-year term, with an option to extend for an additional five years. This lease commenced in September 2000 and includes base rent of approximately $200,000 per month during the first year of the lease, increasing to $280,000 per month during the final year of the lease. We are also responsible for our pro-rata share of the building operating costs, which we estimate to be $60,000 per month during the first year of the lease. We have exercised an option to lease approximately 14,000 square feet of additional space in the same building, which should commence in August 2001. We have subleased approximately 30,000 square feet of the space in our building, which will again become available to us over various periods beginning January 2002 through October 2002.

  As of December 31, 2000, we had $115.1 million in cash, cash equivalents and securities available for sale, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of December 31, 2000 was $117.1 million.

  Operating activities. Our operating activities resulted in net cash outflows of $8.0 million in 1999 and $2.4 million in 2000. The operating cash outflows in 1999 and 2000 resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $6.6 million in 1999 and $20.5 million in 2000. These noncash charges were primarily associated with depreciation and amortization of capital assets, amortization of goodwill, provisions for bad debts and sales returns and allowances, acquisition-related charges such as acquired IPR&D expenses, and compensation charges resulting from the issuance of stock options and warrants. Cash provided by working capital components for operating activities was $1.5 million in 1999, and cash utilized in working capital components for operating activities was $7.3 million in 2000. In 2000, there were large fluctuations within some major working capital components, as described below:

  (a) Receivables increased from $3.8 million at December 31, 1999 to $15.3 million at December 31, 2000, originating primarily from revenue generated in the fourth quarter of each year. The increased receivable balance primarily reflects the increase in revenues from $6.5 million in the three months ended December 31, 1999 to $19.9 million in the three months ended December 31, 2000. Days sales outstanding, or DSOs, were 52 days and 69 days at December 31, 1999 and 2000. DSOs are impacted by the payment terms contained in our customer contracts, linearity in revenues in any particular quarter, and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. The increase in DSOs for the fourth quarter of 2000 compared to the fourth quarter of 1999 primarily reflects changes in our customer sales mix during the fourth quarter. Our largest domestic customers and international customers receive longer payment terms, and the sales volume from these customers in the fourth quarter of 2000 was greater than in prior quarters and the comparable period in 1999. Based on the current sales mix, the resulting timing differences arising from varying payment terms in our customer agreements, the linearity of revenues in any particular quarter and the growth of deferred revenue, we expect our DSOs to generally range from 55 days to 70 days.

       Reserves for uncollectible accounts were $177,000 at December 31, 1999 and $633,000 at December 31, 2000, reflecting an increased accounts receivable balance related to increased sales to a broader customer base. Our returns and allowance reserves were $550,000 at December 31, 1999 and $965,000 at December 31, 2000, reflecting our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. The reserve may fluctuate from time to time depending on the timing of product introductions and pricing program changes.

  (b) Inventories increased from $2.0 million at December 31, 1999 to $7.0 million at December 31, 2000. The increase reflects build-up of inventory levels as a result of continued anticipated increases in product shipments, as well as inventory purchases related to our expanded product line. In addition, inventory levels for those distributors for whom we recognize revenue on a sell-through basis has increased due to our significant revenue growth associated with those distributors. Also contributing to the increase was the purchase of component parts on allocation or purchases of parts and components with long lead times. We maintain a reserve for inventory obsolescence and will continue to review inventory on a periodic basis to ensure our reserves are adequate.

  (c) Prepaid expenses and other receivables increased from $1.3 million at December 31, 1999 to $3.2 million at December 31, 2000. This increase is primarily due to a $1.1 million increase in the interest receivable originating from the investment of proceeds from our public offerings.

  (d) Accounts payable, accrued expenses and accrued payroll-related expenses increased from $4.4 million at December 31, 1999 to $11.7 million at December 31, 2000, related to increased purchases of inventory and inventory components, increased headcount and increased operating expenses.

  (e) Deferred revenue increased from $4.2 million at December 31, 1999 to $11.9 million at December 31, 2000, reflecting the deferral of revenue from bundled LiveSecurity subscriptions included in increased new product revenues and renewals of LiveSecurity subscriptions.

  Investing activities. Cash used in investing activities totaled $30.0 million in 1999 and $82.5 million in 2000, reflecting short-term investing activity and capital expenditures. During 1999 and 2000, investing activities also included capital expenditures for furniture and leasehold improvements in our new corporate headquarters. In addition, in 1999 we funded the acquisition of BeadleNet through cash payments of $4.1 million.

  Financing activities. Cash provided by financing activities totaled $38.2 million in 1999 and $96.9 million in 2000. These activities primarily relate to borrowings on our line of credit and through bridge financing during 1999, proceeds from public offerings in the third quarter of 1999 and in the first quarter of 2000, and, to a lesser extent, the exercise of employee stock options during 2000. Cash provided from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan was $219,000 in 1999, increasing to $5.6 million in 2000.

  We believe that existing cash and cash equivalents balances and our line of credit will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential acquisitions or technology investments for at least the next 12 months. However, if the underlying assumed levels of spending for the potential acquisition of or investment in complementary businesses or technologies prove to be inaccurate, we may need to seek additional funding before that time through public or private financings or other arrangements.

Unaudited Pro Forma Operating Results

  Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our pro forma results for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1998      1999       2000
                                               --------  ---------  ---------
Net loss...................................... $ (9,119) $ (16,018) $ (15,664)
Adjustments to reconcile net loss in the
 financial statements to pro forma net
 income/loss:
  Stock-based compensation....................    1,039        926      8,407
  Amortization of goodwill, purchased
   technology and other intangibles...........      --         259      3,828
  Acquired in-process technology..............      --       3,381      4,399
                                               --------  ---------  ---------
Pro forma net income (loss)................... $ (8,080) $ (11,452) $     970
                                               ========  =========  =========
Pro forma net income (loss) per share:
  Basic....................................... $  (0.60) $   (0.69) $    0.04
                                               ========  =========  =========
  Diluted..................................... $  (0.60) $   (0.69) $    0.03
                                               ========  =========  =========
Shares used in calculating pro forma net
 income (loss) per share:
  Basic.......................................   13,366     16,664     23,556
                                               ========  =========  =========
  Diluted.....................................   13,366     16,664     27,779
                                               ========  =========  =========

--------
Note: Pro forma information is presented for informational purposes only and is not prepared in accordance with generally accepted accounting principles. Pro forma results:

  . assume the conversion of all preferred stock to common stock at the time of issuance;

  . exclude acquired IPR&D expenses, and the amortization of goodwill and other intangibles arising from WatchGuard's acquisition of BeadleNet in October 1999 and Qiave in October 2000;

  . exclude noncash stock-based compensation expenses originating from employee stock options granted at less than fair value and restricted common stock issued in connection with the BeadleNet and Qiave acquisitions; and

  . reflect the dilutive effect on earnings per share of outstanding options and warrants, calculated using the treasury stock method.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents and debt securities available for sale consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer, with the exception of treasury securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, with the average maturity of our investments equal to one year or less. The securities are subject to interest-rate risk and will decrease in value if interest rates increase. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the major portion of our investment portfolio, which is summarized in Note 3 to our consolidated financial statements.

  Foreign Currency Risk. All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during 2000 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
WatchGuard Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of WatchGuard Technologies, Inc. as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of WatchGuard's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WatchGuard Technologies, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Seattle, Washington
January 26, 2001

                         WATCHGUARD TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                              December 31,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
ASSETS
Current assets:
  Cash and cash equivalents............................... $  1,903  $  13,837
  Securities available for sale...........................   24,498    101,278
  Trade accounts receivable, net..........................    3,772     15,271
  Inventories.............................................    2,013      7,026
  Prepaid expenses and other receivables..................    1,275      3,178
                                                           --------  ---------
Total current assets......................................   33,461    140,590
Property and equipment, net...............................    1,927      7,341
Goodwill..................................................    4,830     33,947
Other intangibles and other assets........................    1,093     14,052
                                                           --------  ---------
Total assets.............................................. $ 41,311  $ 195,930
                                                           ========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $  2,088  $   7,256
  Accrued expenses........................................    2,362      4,395
  Deferred revenue........................................    4,233     11,874
  Equipment term loan.....................................      383        --
                                                           --------  ---------
Total current liabilities.................................    9,066     23,525
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares: 10,000,000                               --         --
    No shares issued and outstanding......................      --         --
  Common stock, $0.001 par value:
    Authorized shares: 80,000,000
    Shares issued and outstanding: 19,511,752 at December
     31, 1999 and 26,287,072 at December 31, 2000.........       19         26
  Additional paid-in capital..............................   63,694    230,591
  Deferred stock-based compensation.......................   (1,452)   (12,387)
  Accumulated other comprehensive loss....................      (77)      (222)
  Accumulated deficit.....................................  (29,939)   (45,603)
                                                           --------  ---------
    Total stockholders' equity............................   32,245    172,405
                                                           --------  ---------
    Total liabilities and stockholders' equity............ $ 41,311  $ 195,930
                                                           ========  =========

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Revenues:
  Product......................................... $10,678  $ 17,329  $ 52,010
  Service.........................................     701     3,290     8,693
                                                   -------  --------  --------
    Total revenues................................  11,379    20,619    60,703
Cost of revenues:
  Product.........................................   3,653     6,954    18,932
  Service.........................................     272     1,010     2,987
                                                   -------  --------  --------
    Total cost of revenues........................   3,925     7,964    21,919
                                                   -------  --------  --------
Gross margin......................................   7,454    12,655    38,784
Operating expenses:
  Sales and marketing(1)..........................   8,519    13,512    24,213
  Research and development(2).....................   4,442     7,118    13,900
  General and administrative(3)...................   2,454     3,646     6,001
  Stock-based compensation........................   1,039       926     8,407
  Acquired in-process technology and amortization
   of goodwill, purchased technology and other
   intangible assets acquired.....................     --      3,626     8,227
                                                   -------  --------  --------
    Total operating expenses......................  16,454    28,828    60,748
                                                   -------  --------  --------
Operating loss....................................  (9,000)  (16,173)  (21,964)
Interest income...................................      84       640     6,565
Interest expense..................................    (203)     (485)      (50)
                                                   -------  --------  --------
Loss before income taxes..........................  (9,119)  (16,018)  (15,449)
Provision for income taxes........................     --        --        215
                                                   -------  --------  --------
Net loss.......................................... $(9,119) $(16,018) $(15,664)
                                                   =======  ========  ========
Basic and diluted net loss per share.............. $(11.34) $  (1.80) $  (0.66)
                                                   =======  ========  ========
Shares used in calculating basic and diluted net
 loss per share...................................     804     8,903    23,556
                                                   =======  ========  ========

--------
(1) Sales and marketing expenses exclude amortization of stock-based compensation of $148,000, $307,000 and $824,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(2) Research and development expenses exclude amortization of stock-based compensation of $829,000, $491,000 and $7,480,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(3) General and administrative expenses exclude amortization of stock-based compensation of $62,000, $128,000 and $103,000 for the years ended December 31, 1998, 1999 and 2000, respectively.


                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                     Accumulated
                      Preferred Stock      Common Stock    Additional    Deferred       Other                     Total
                     ------------------  -----------------  Paid-in    Stock-Based  Comprehensive Accumulated Stockholders'
                       Shares    Amount    Shares   Amount  Capital    Compensation     Loss        Deficit      Equity
                     ----------  ------  ---------- ------ ----------  ------------ ------------- ----------- -------------
Balance, January 1,
1998...............   5,316,670  $   5      532,916 $ --   $   6,179    $     --       $  --       $  (4,802)   $   1,382
 Sales of Series B
 preferred stock...      38,610    --           --    --         100          --          --             --           100
 Sales of Series C
 preferred stock,
 net of issuance
 costs of $25......   1,357,378      1          --    --       6,974          --          --             --         6,975
 Issuance of stock
 warrant to a
 customer..........         --     --           --    --         470          --          --             --           470
 Deferred stock-
 based
 compensation......         --     --           --    --       2,505       (2,505)        --             --           --
 Amortization of
 stock-based
 compensation......         --     --           --    --         --         1,039         --             --         1,039
 Exercise of
 common stock
 options and
 warrants..........         --     --       829,828     1         33          --          --             --            34
 Net loss..........         --     --           --    --         --           --          --          (9,119)      (9,119)
                     ----------  -----   ---------- -----  ---------    ---------      ------      ---------    ---------
Balance, December
31, 1998...........   6,712,658      6    1,362,744     1     16,261       (1,466)        --         (13,921)         881
 Proceeds from
 issuance of
 common stock in
 initial public
 offering, net of
 offering costs....         --     --     3,500,000     3     40,666          --          --             --        40,669
 Conversion of
 preferred stock
 into common
 stock.............  (6,712,658)    (6)  13,425,316    13         (7)         --          --             --           --
 Deferred stock-
 based
 compensation......         --     --           --    --         162         (162)        --             --           --
 Issuance of
 common stock to
 an employee.......         --     --        51,948   --         750         (750)        --             --           --
 Amortization of
 stock-based
 compensation......         --     --           --    --         --           926         --             --           926
 Issuance of
 common stock in
 connection with
 BeadleNet
 acquisition.......         --     --       335,931   --       5,450          --          --             --         5,450
 Issuance of stock
 warrants..........         --     --           --    --         195          --          --             --           195
 Exercise of
 common stock
 options and
 warrants..........         --     --       835,813     2        217          --          --             --           219
 Comprehensive
 loss:
   Net unrealized
   loss on
   securities
   available for
   sale............         --     --           --    --         --           --          (77)           --           (77)
   Net loss........         --     --           --    --         --           --          --         (16,018)     (16,018)
                                                                                                                ---------
   Comprehensive
   loss............                                                                                               (16,095)
                     ----------  -----   ---------- -----  ---------    ---------      ------      ---------    ---------
Balance, December
31, 1999...........         --     --    19,511,752    19     63,694       (1,452)        (77)       (29,939)      32,245
 Proceeds from
 issuance of
 common stock in
 public offering,
 net of offering
 costs.............         --     --     1,780,000     2     90,425          --          --             --        90,427
 Deferred stock-
 based
 compensation......         --     --           --    --      19,342      (19,342)        --             --           --
 Amortization of
 stock-based
 compensation......         --     --           --    --         --         8,407         --             --         8,407
 Issuance of
 common stock in
 connection with
 BeadleNet
 acquisition.......         --     --        20,189   --         --           --          --             --           --
 Issuance of
 common stock in
 connection with
 Qiave
 acquisition.......         --     --     1,292,997     1     50,302          --          --             --        50,303
 Exercise of
 common stock
 options and
 warrants..........         --     --     3,597,202     3      5,690          --          --             --         5,693
 Issuance of
 common stock in
 conjunction with
 the employee
 stock purchase
 program...........         --     --        84,932     1      1,138          --          --             --         1,139
 Comprehensive
 loss:
   Net unrealized
   loss on
   securities
   available for
   sale............         --     --           --    --         --           --         (145)           --          (145)
   Net loss........         --     --           --    --         --           --          --         (15,664)     (15,664)
                                                                                                                ---------
   Comprehensive
   loss............                                                                                               (15,809)
                     ----------  -----   ---------- -----  ---------    ---------      ------      ---------    ---------
Balance, December
31, 2000...........         --   $ --    26,287,072 $  26  $ 230,591    $ (12,387)     $ (222)     $ (45,603)   $ 172,405
                     ==========  =====   ========== =====  =========    =========      ======      =========    =========

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1998      1999       2000
                                               --------  ---------  ---------
Operating activities:
Net loss...................................... $ (9,119) $ (16,018) $ (15,664)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization of property
   and equipment..............................      235        602      1,400
  Amortization of intangible assets...........       86        259      3,828
  Amortization of stock-based compensation....    1,039        926      8,407
  Warrant issued in exchange for services.....      470        --         --
  Acquired in-process research and
   development................................      --       3,381      4,399
  Provision for sales returns and allowances..    1,655      1,083      1,932
  Provision for bad debt expense..............      418        129        486
  Noncash interest expense....................      --         195        --
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable.........   (3,968)    (1,526)   (13,914)
    (Increase) decrease in inventories........   (1,938)       148     (5,013)
    (Increase) in prepaid expenses and other
     receivables..............................     (288)      (792)    (1,903)
    (Increase) decrease in other assets.......      183         12        (43)
    Increase in accounts payable and accrued
     expenses.................................    2,093      1,249      6,034
    Increase in deferred revenue..............    1,528      2,392      7,641
                                               --------  ---------  ---------
Net cash used in operating activities.........   (7,606)    (7,960)    (2,410)

Investing activities:
Purchases of property and equipment and
 other........................................   (1,003)    (1,330)    (6,369)
Proceeds from sale and maturities of
 marketable securities........................      --       1,000     85,474
Purchases of marketable securities............      --     (25,575)  (162,399)
Net cash (paid) received in connection with
 acquisitions.................................      --      (4,106)       762
                                               --------  ---------  ---------
Net cash used in investing activities.........   (1,003)   (30,011)   (82,532)

Financing activities:
Borrowings on line of credit, long-term debt
 and notes payable............................    2,663      7,280        --
Issuance of warrants..........................      --         195        --
Principal repayments on line of credit, long-
 term debt and notes payable..................      (54)   (10,201)      (383)
Proceeds from sale of preferred stock.........    7,075        --         --
Proceeds from sale of common stock, net of
 expenses.....................................      --      40,669     90,427
Proceeds from the exercise of common stock
 options and warrants.........................       34        219      5,693
Proceeds from sale of common stock through
 employee stock purchase plan.................      --         --       1,139
                                               --------  ---------  ---------
Net cash provided by financing activities.....    9,718     38,162     96,876
                                               --------  ---------  ---------
Net increase in cash and cash equivalents.....    1,109        191     11,934
Cash and cash equivalents at beginning of
 period.......................................      603      1,712      1,903
                                               --------  ---------  ---------
Cash and cash equivalents at end of period.... $  1,712  $   1,903  $  13,837
                                               ========  =========  =========
Supplemental disclosure of cash flow
 information:
Cash paid for interest........................ $    179  $     508  $      51
                                               ========  =========  =========

                            See accompanying notes.

                          WATCHGUARD TECHNOLGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Description of Business

  WatchGuard Technologies, Inc. is a provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

Revenue Recognition

  WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and related interpretations, including Technical Practice Aids.

  WatchGuard generates revenues through sales of its Firebox products, including related software licenses and subscriptions for its LiveSecurity Service, which includes threat responses, software updates and maintenance. Software license revenues are generated from licensing the rights to use WatchGuard's products directly to end-users, from sublicense fees from resellers, distributors and, beginning in late 1998, from sales of its products to Internet service providers (ISPs) and other managed service providers that utilize WatchGuard's products to provide managed security services to the service providers' customers.

  Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement. Payment terms typically range from 30 to 60 days. A limited number of WatchGuard's distributors have unlimited stock return and rotation rights. Revenues from these arrangements are not recognized until sale to the end-user occurs. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, in the case of an element not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element. WatchGuard provides for return rights and pricing protection rights for some of its customers. The return rights included in these customer agreements are generally limited to a percentage of purchases by these customers for the previous quarter. The pricing protection rights in these agreements are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowance at the time the sale is made. The reserves are reviewed and revised as needed. Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the contract, typically one year.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC continues to issue further guidance with respect to adoption of specific issues addressed by SAB 101. WatchGuard believes its current revenue recognition policies and practices are consistent with the current accounts standards and guidance from SAB 101.

Principles of Consolidation

  The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

                         WATCHGUARD TECHNOLOGIES, INC.

Fair Values of Financial Instruments

  At December 31, 2000, WatchGuard had the following financial instruments: cash and cash equivalents, securities available for sale, accounts receivable, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

Cash Equivalents

  WatchGuard considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents are carried at fair market value.

Securities Available for Sale

  WatchGuard's investments are classified as available for sale and are stated at fair value, with unrealized gains and losses included as a component of stockholders' equity. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. The amortizations and accretions are included in interest income. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and all dividends earned on securities are also included in interest income. The cost of securities sold is calculated using the specific identification method. WatchGuard's investment guidelines state that the maximum life of any one security shall be two years, with the maximum weighted average life of the investment portfolio being one year.

Inventories

  Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. WatchGuard's inventory costs include the freight and handling costs incurred to transport goods from its suppliers. WatchGuard receives certain of its components from sole suppliers and relies on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill supply requirements of WatchGuard could materially impact future operating results. Inventories located at distributors who have unlimited return rights are included in finished goods.

Property and Equipment

  Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Goodwill and Other Intangibles

  Goodwill and other intangibles, including purchased technology, represent the excess of the purchase price over the fair value of net tangible assets acquired. Goodwill and other intangibles are being amortized on a straight-line basis over lives ranging from two to five years.

Long-Lived Assets

  In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To

                         WATCHGUARD TECHNOLOGIES, INC.

date, no such impairment has been indicated. Should there be an impairment in the future, WatchGuard will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time.

Research and Development

  Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. In the development of WatchGuard's new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in the accompanying consolidated statements of operations.

Internal-Use Software

  Costs of software developed internally by WatchGuard for use in its operations are accounted for under the SOP 98-1, "Accounting for Costs of Corporate Software Developed or Obtained for Internal Use." Under SOP 98-1, WatchGuard expenses costs of research, including predevelopment efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development efforts are capitalized when technological feasibility has been established, it is probable that the project will be completed, and the software will be used as intended. Because costs incurred during the application development stage were insignificant, no costs related to internal-use software have been capitalized through December 31, 2000.

Net Loss Per Share

  Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including preferred stock, stock options and warrants, are excluded from the computation because their effect is antidilutive.

Advertising Costs

  WatchGuard expenses advertising costs as incurred. Total advertising expenses were $60,000, $234,000 and $711,000 in 1998, 1999 and 2000, respectively.

Concentration of Credit Risk

  WatchGuard is subject to concentrations of credit risk primarily from cash investments and accounts receivable. WatchGuard's credit risk is managed by investing its excess cash in a diverse portfolio of high-quality money market instruments and debt securities available for sale. In addition, substantially all of WatchGuard's accounts receivable are due from WatchGuard's resellers, distributors and service providers located throughout the world. Sales to customers outside the United States were $4.0 million, $10.3 million and $33.2 million, or 35%, 50% and 55% of total revenues, for 1998, 1999 and 2000, respectively. No single customer or foreign country accounted for more than 10% of revenues in 1998 or 1999. During 2000, two customers accounted for 22% of total revenues. Foreign geographic regions accounting for 10% or more of revenues were Europe, with 18%, 26% and 31% of total revenues, and Asia, with 10%, 16% and 16% of total revenues, for 1998, 1999 and 2000, respectively. WatchGuard does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

                         WATCHGUARD TECHNOLOGIES, INC.

Stock-Based Compensation

  WatchGuard has elected to apply the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard's common stock at the date of grant over the stock option exercise price. Pro forma information required by SFAS 123 is included in Note 5.

  Stock compensation expense for options or warrants granted to nonemployees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically remeasured as the underlying options vest.

Income Taxes

  WatchGuard recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. WatchGuard provides a valuation allowance for deferred tax assets that cannot be currently recognized due to WatchGuard's cumulative losses and the uncertainty as to future recoverability.

Comprehensive Loss

  WatchGuard complies with SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. WatchGuard's comprehensive loss includes all items that comprise net loss and the effect of unrealized gains or losses on securities available for sale. Comprehensive loss is shown on the consolidated statement of stockholders' equity.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

  SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. WatchGuard operates in a single business segment related to Internet and computer security and provides hardware, software and services as a complete security solution. See Note 10 for revenue reported by geographic area.

Reclassifications

  Certain prior-year items have been reclassified to conform to the current-year presentation.

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS 133, "Accounting for Derivatives and Hedging Activities," subsequently amended by SFAS 137, which establishes accounting and reporting standards for derivative

                         WATCHGUARD TECHNOLOGIES, INC.

instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. WatchGuard has never used derivatives. Therefore, the pronouncement will not affect WatchGuard's financial results unless it enters into transactions that involve the use of derivatives in the future.

2. Balance Sheet Account Detail (in thousands)

Trade Accounts Receivable, Net

  Trade accounts receivable, net consisted of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
     Trade accounts receivable............................... $ 4,499  $ 16,869
     Reserve for returns and allowances......................    (550)     (965)
     Allowance for uncollectible accounts....................    (177)     (633)
                                                              -------  --------
                                                              $ 3,772  $ 15,271
                                                              =======  ========

Inventories

  Inventories consisted of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
     Finished goods........................................... $ 1,162  $ 4,077
     Components...............................................     920    3,394
                                                               -------  -------
                                                                 2,082    7,471
     Inventory reserves.......................................     (69)    (445)
                                                               -------  -------
                                                               $ 2,013  $ 7,026
                                                               =======  =======

Property and Equipment, Net

  Property and equipment, net consisted of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
     Computer equipment....................................... $ 1,615  $ 3,274
     Leasehold improvements...................................     138    2,894
     Furniture................................................     438    2,246
     Software.................................................     638      963
                                                               -------  -------
                                                                 2,829    9,377
     Less accumulated depreciation and amortization...........    (902)  (2,036)
                                                               -------  -------
                                                               $ 1,927  $ 7,341
                                                               =======  =======

                         WATCHGUARD TECHNOLOGIES, INC.

Goodwill

  Goodwill consisted of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
     Goodwill................................................ $ 4,985  $ 36,692
     Less accumulated amortization...........................    (155)   (2,745)
                                                              -------  --------
                                                              $ 4,830  $ 33,947
                                                              =======  ========

Other Intangibles and Other Assets

  Other intangibles and other assets consisted of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
     Other intangibles....................................... $ 1,289  $ 15,256
     Less accumulated amortization...........................    (263)   (1,505)
                                                              -------  --------
     Other intangibles, net..................................   1,026    13,751
     Other assets............................................      67       301
                                                              -------  --------
                                                              $ 1,093  $ 14,052
                                                              =======  ========

Accrued Expenses

  Accrued expenses consisted of the following:

                                                                 December 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
     Accrued payroll-related expenses......................... $ 1,323 $  2,235
     Acquisition-related liabilities..........................     531       54
     Other....................................................     508    2,106
                                                               ------- --------
                                                               $ 2,362 $  4,395
                                                               ======= ========

3. Securities Available for Sale (in thousands)

  Securities available for sale consist of the following:

                                                 Gross      Gross
                                      Market   Unrealized Unrealized Amortized
                                       Value     Gains      Losses     Cost
                                     --------- ---------- ---------- ---------
   Balance at December 31, 1999:
     Corporate debt securities...... $  23,485   $ --       $  (75)  $  23,560
     U.S. Government and agency
      obligations...................     1,013     --           (2)      1,014
                                     ---------   -----      ------   ---------
                                     $  24,498   $ --       $  (77)  $  24,574
                                     =========   =====      ======   =========
   Balance at December 31 2000:
     Commercial paper............... $  11,608   $   4      $   (4)  $  11,608
     Corporate debt securities......    73,923     196        (476)     74,203
     U.S. Government and agency
      obligations...................    15,747      61          (3)     15,689
                                     ---------   -----      ------   ---------
                                     $ 101,278   $ 261      $ (483)  $ 101,500
                                     =========   =====      ======   =========

                         WATCHGUARD TECHNOLOGIES, INC.

  WatchGuard's gross realized gains or losses in 1999 and 2000 on sales of securities available for sale were immaterial. The contractual maturities of WatchGuard's securities available for sale are shown below:


                                                       Estimated Fair Amortized
                                                        Market Value    Cost
                                                       -------------- ---------
   December 31, 2000:
     Due in one year or less..........................   $  69,427    $  70,126
     Due in one year through two years................      31,851       31,374
                                                         ---------    ---------
                                                         $ 101,278    $ 101,500
                                                         =========    =========

4. Borrowing Agreements

Line of Credit and Term Loans

  WatchGuard has a revolving line of credit agreement with a commercial bank, which may be used for operating needs and is collateralized by substantially all of WatchGuard's assets. Principal and interest on the line of credit are due at maturity. The line of credit, which expires in April 2001, provides for borrowings not greater than $5.0 million or the amount of the borrowing base. The borrowing base for the line of credit consists of the sum of up to 80% of eligible domestic and 50% of eligible foreign accounts receivable. Borrowings under the line of credit bear interest at the bank's prime interest rate plus 0.5%, which was 10% at December 31, 2000. As of December 31, 2000, there were no outstanding borrowings on the line of credit. However, WatchGuard's available line of credit borrowings of $5.0 million at December 31, 2000 were reduced by a $3.0 million unconditional letter of credit issued to its landlord in conjunction with a new facilities lease. WatchGuard was in compliance with all financial covenants of the credit facility as of December 31, 2000.

  At December 31, 1999, WatchGuard had borrowings outstanding from a bank under a $95,000 equipment term loan and a $288,000 equipment term loan, both of which were collateralized by equipment. The term loans were repaid in February 2000.

Convertible Note Financing and Warrants

  In March 1999, WatchGuard entered into convertible note agreements with its existing investors for an aggregate of $3,000,000. In connection with these note agreements, WatchGuard issued warrants to purchase 42,856 shares of common stock at an exercise price of $7.00 per share, all of which were exercisable immediately. WatchGuard assigned the warrants a fair value of $155,000 calculated using the Black-Scholes pricing model. WatchGuard amortized the resulting discount on the notes over the expected term of the notes. Upon completion of WatchGuard's initial public offering, the notes were repaid and the warrants were exercised.

Bridge Loan

  In May and June 1999, WatchGuard amended its loan and security agreement with its bank. The amendments primarily provided for a secured bridge loan facility that immediately made available to WatchGuard an additional $4.25 million, of which $2.0 million was guaranteed by existing investors. WatchGuard granted the bank warrants to purchase up to 14,500 shares of common stock, at an exercise price of $13.00 per share. WatchGuard assigned the warrants a fair value of $40,000, calculated using the Black-Scholes pricing model, and amortized the resulting discount over the term of the loan. The loan was repaid with proceeds from the initial public offering and the warrants had either been exercised or cancelled as of December 31, 2000.

                         WATCHGUARD TECHNOLOGIES, INC.

5. Stockholders' Equity

Preferred Stock

  In March 1998, WatchGuard completed its Series B offering by issuing an additional 38,610 shares of Series B preferred stock at $2.59 per share, aggregating gross proceeds of $100,000. In April 1998, WatchGuard completed a Series C preferred stock offering by selling 1,357,378 shares at $5.16 per share, aggregating gross proceeds of approximately $7.0 million. Each share of Series A, B, and C preferred stock converted into two shares of common stock at the closing of WatchGuard's initial public offering.

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

Public Offerings

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

  On February 15, 2000, WatchGuard issued 1,780,000 shares of its common stock at a public offering price of $54.125 per share. The offering also included an additional 2,314,000 shares of common stock sold by selling stockholders, including those sold pursuant to the exercise of the underwriters' over-allotment option. The proceeds to WatchGuard from the offering were approximately $90.4 million, net of $5.9 million in offering expenses, underwriting discounts and commissions.

Stock Options

  WatchGuard's 1996 Stock Incentive Compensation Plan (the 1996 Plan) provides for the granting of incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors. In May 1999, the board of directors and stockholders approved amendments to the 1996 Plan that provide for a 900,000-share increase in the authorized number of shares to be granted under the 1996 Plan, plus an automatic increase to be added on the first day of each fiscal year, the first of which occurred on January 1, 2000, equal to the lesser of (a) 750,000 shares, (b) 3.0% of the average common shares outstanding as used to calculate fully diluted earnings per share, as reported in WatchGuard's annual financial statements for the preceding year and (c) a lesser amount determined by the board of directors. As of December 31, 2000, WatchGuard had authorized 8,902,073 shares of common stock for grant under the 1996 Plan.

  In July 2000, WatchGuard adopted the 2000 Stock Option Plan (the 2000 Plan), which provides for the granting of nonqualified stock options to employees, agents, consultants, advisors and independent contractors. As of December 31, 2000, WatchGuard had authorized 3,000,000 shares of common stock for grant under the 2000 Plan.

  Options under both the 1996 Plan and the 2000 Plan generally are granted at fair market value on the date of grant. The shares of common stock covered by the options granted on the date of hire generally vest at the

                         WATCHGUARD TECHNOLOGIES, INC.

rate of 25% on the first anniversary of the date of grant, and an additional 2.08% every month thereafter, with all shares becoming fully vested on the fourth anniversary date of the date of grant. Options granted other than on the date of hire generally vest at the rate of 2.08% every month from the date of grant. Stock options under both the 1996 Plan and the 2000 Plan have a term of ten years unless modified by the plan administrator.

  In October 2000, WatchGuard acquired Qiave Technologies Corporation. Under the terms and conditions of the acquisition, all options to purchase shares of Qiave common stock outstanding at the effective time of the acquisition were assumed by WatchGuard and converted into options to purchase 100,856 shares of WatchGuard common stock (see Note 11) under the 2000 Qiave Technologies Corporation Stock Option Plan.

  The following table summarizes WatchGuard's stock option activity for all stock option plans during 1998, 1999 and 2000:

                         December 31, 1998   December 31, 1999    December 31, 2000
                         ------------------- ------------------- --------------------
                                    Weighted            Weighted             Weighted
                                    Average             Average              Average
                                    Exercise            Exercise             Exercise
                          Options    Price    Options    Price    Options     Price
                         ---------  -------- ---------  -------- ----------  --------
Balance at beginning of
 period................. 5,227,580   $ 0.08  5,145,268   $ 0.16   6,502,680  $  4.60
Granted................. 1,212,500     0.44  2,248,314    13.26   3,506,656    46.24
Exercised...............  (819,828)    0.04   (774,563)    0.09  (3,375,551)    1.69
Canceled................  (474,984)    0.09   (116,339)    5.67    (641,366)   17.15
                         ---------           ---------           ----------
Balance at end of
 period................. 5,145,268   $ 0.16  6,502,680   $ 4.60   5,992,419  $ 29.27
                         =========           =========           ==========
Exercisable at end of
 period................. 1,618,038           2,359,707            1,071,510
Shares of common stock
 available for grant....                                          1,027,881
Weighted average fair
 value of options
 granted during the
 period:
  Granted at fair
   value................   308,000   $ 0.01  2,086,314   $ 9.59   3,405,800  $ 42.32
  Granted below fair
   value................   904,500   $ 2.08    162,000   $ 5.75     100,856  $ 49.54

  The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 2000 for selected exercise price ranges is as follows:

                                                                  Options
                                 Options Outstanding            Exercisable
                         ----------------------------------- ------------------
                                   Weighted Average Weighted           Weighted
                                      Remaining     Average            Average
                                     Contractual    Exercise           Exercise
       Exercise Prices    Shares   Life (in years)   Price    Shares    Price
       ---------------   --------- ---------------- -------- --------- --------
     $  0.13 -   0.55... 1,156,685       6.47       $  0.24    467,021 $  0.23
     $  1.13 -  13.00... 1,004,563       8.35         11.28    285,308   10.83
     $ 14.30 -  32.72... 1,108,308       8.69         22.25    186,509   17.30
     $ 33.01 -  49.58... 1,004,000       9.73         44.74     10,010   42.68
     $ 50.55 -  53.06... 1,025,963       9.62         53.02     83,479   53.06
     $ 53.34 - 100.19...   692,900       9.55         57.43     39,183   54.13
                         ---------                           ---------
                         5,992,419       8.64       $ 29.27  1,071,510 $ 12.51
                         =========                           =========

  WatchGuard uses the intrinsic value-based method to account for all of its employee stock-based compensation arrangements. Therefore, compensation costs are not recognized in the accompanying

                         WATCHGUARD TECHNOLOGIES, INC.

consolidated financial statements, unless the underlying fair value of WatchGuard's common stock exceeds the exercise price of the stock options at the date of grant.

  WatchGuard recorded deferred stock-based compensation of $2.5 million relating to options granted during the year ended December 31, 1998. This includes deferred stock-based compensation of $628,000 related to 48,000 option shares granted in 1997 to a consultant, in connection with a one-year consulting agreement. WatchGuard recorded compensation expense of approximately $628,000 based on the fair value of the options at the termination of the consulting agreement. Deferred stock-based compensation of $162,000 related to stock option grants was recorded in 1999.

  In 1999, WatchGuard issued 51,948 unregistered shares of its common stock to an employee in connection with the BeadleNet acquisition. WatchGuard recorded $750,000 in deferred stock-based compensation based on the fair value of this transaction. Based on the terms of the stock vesting agreement, 17,316 of these shares remain unvested at December 31, 2000.

  In 2000, WatchGuard recorded $19.3 million in deferred stock-based compensation in connection with the acquisition of Qiave (see Note 11), $4.3 million of which related to WatchGuard's assumption of unvested options to purchase Qiave common stock. In addition, 299,495 shares of WatchGuard common stock otherwise issuable to certain key employees of Qiave based on the terms of the acquisition agreement are subject to repurchase by WatchGuard in the event that the employee's employment is terminated under specified circumstances. The shares subject to repurchase are being released from the repurchase restriction over a two-year vesting period. WatchGuard recorded $15.0 million in deferred stock-based compensation based on the fair value of the shares subject to repurchase (see Note 11). At December 31, 2000, 250,079 of these shares remained subject to repurchase.

  Amounts recorded as deferred stock-based compensation related to stock options are generally being amortized over the vesting period of the options (generally three to four years), using the graded vesting approach. Amortization of deferred stock-based compensation related to shares subject to repurchase is generally recognized over the two-year term of the related employment agreements. Amortization of deferred stock-based compensation of $1.0 million, $926,000 and $8.4 million was recognized for the years ended December 31, 1998, 1999 and 2000, respectively. Amortization of deferred stock-based compensation will be $10.3 million in 2001, $1.8 million in 2002, $316,000 in 2003 and $27,000 in 2004.

  The following pro forma information regarding stock-based compensation has been determined as if WatchGuard had accounted for its employee stock options under the fair market value method of SFAS 123. The fair value of these options was estimated at the date of grant, using a minimum value option pricing model through the date of WatchGuard's initial public offering in July 1999 and using the Black-Scholes pricing model thereafter. The following weighted average assumptions were used in the pricing model: risk-free interest rates ranging from 4.9% to 6.0% from 1998 through 2000; a dividend yield rate of 0% for all periods; an expected life ranging from two to five years; and volatility of
0.85 in 1999 during the period after the initial public offering and volatility of 1.36 during 2000.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. WatchGuard's pro forma information is as follows (in thousands, except per share data):

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
     Net loss--as reported..................... $ (9,119) $ (16,018) $ (15,664)
     Net loss--pro forma.......................   (9,166)   (19,837)   (55,120)
     Net loss per share--as reported...........   (11.34)     (1.80)     (0.66)
     Net loss per share--pro forma.............   (11.42)     (2.23)     (2.34)

                         WATCHGUARD TECHNOLOGIES, INC.

Common Stock Warrants

  During 1998, 1999 and 2000, certain warrants granted in 1996 were exercised for the purchase of 10,000, 20,000 and 15,000 shares of common stock, respectively, at an exercise price of $0.03 per share.

  In March 1998, WatchGuard granted a warrant to purchase 10,000 shares of common stock, at an exercise price of $0.13 per share, to a bank in connection with a debt financing. This warrant was exercised in 1999. The fair value of the warrant was immaterial.

  In June 1998, WatchGuard entered into a two-year license and sales agreement with a customer, under which the customer has committed to minimum purchase quantities. This agreement included provisions for termination by either party for nonperformance, with the return of all product and promotional material as the only recourse for nonperformance. Because of the promotional value of this customer, WatchGuard granted it a warrant to purchase 200,000 shares of common stock at an exercise price of $0.39 per share. The warrant was fully vested, nonforfeitable and fully exercisable at the date of grant. The fair value of the warrant, approximately $470,000, was recorded as sales and marketing expense during the last six months of 1998, the period in which WatchGuard derived its promotional value from the customer. The warrant is not tied to any performance commitments under the license and sales agreement. The customer exercised the warrant on a net basis in November 2000.

  WatchGuard also granted warrants in connection with the bridge loan and convertible notes discussed in Note 4. At December 31, 2000, WatchGuard had no warrants outstanding.

1999 Employee Stock Purchase Plan

  In May 1999, WatchGuard's board of directors and stockholders approved the 1999 Employee Stock Purchase Plan (the ESPP). WatchGuard implemented the ESPP upon the effectiveness of its initial public offering. Subject to certain limitations, the ESPP permits eligible employees of WatchGuard to purchase common stock through payroll deductions of up to 15% of their compensation. The price of the common stock purchased under the ESPP will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. WatchGuard authorized the issuance under the ESPP of a total of 600,000 shares of common stock, plus an automatic annual increase to be added on the first day of each fiscal year, the first of which occurred on January 1, 2000, equal to the lesser of (a) 400,000 shares, (b) 1.5% of the average common shares outstanding as used to calculate fully diluted earnings per share as reported in WatchGuard's annual financial statements for the preceding year and (c) a lesser amount determined by the board of directors.

  During the year ended December 31, 2000, a total of 84,932 shares of common stock were purchased under the ESPP. At December 31, 2000, WatchGuard had a total of 648,068 shares of common stock reserved for future issuance under the ESPP.

Common Shares Reserved

  At December 31, 2000, common stock reserved for future issuance was as follows:

     Outstanding stock options........................................ 5,992,419
     Stock options available for grant................................ 1,027,881
     ESPP.............................................................   648,068
                                                                       ---------
                                                                       7,668,368
                                                                       =========

                         WATCHGUARD TECHNOLOGIES, INC.

6. Net Loss per Share

  Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the years ended December 31, 1998, 1999 and 2000, options to purchase 5,145,268, 6,502,680 and 5,992,419 shares of common stock, respectively, and warrants to purchase 45,000 and 225,000 shares of common stock for 1998 and 1999, respectively, and 250,079 shares of common stock subject to repurchase for 2000 were excluded from the computation of basic and diluted net loss per common share, as their effect is antidilutive.

7. Income Taxes

  At December 31, 2000, WatchGuard had a net operating loss carryforward for federal tax purposes of approximately $124.7 million and research and development tax credit carryforwards of $1.2 million. These carryforwards begin to expire after the 2011 tax year. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Additionally, approximately $102.0 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

  WatchGuard provides for deferred taxes based on the differences between the basis of assets and liabilities for financial reporting purposes and the basis for income tax purposes, calculated using enacted rates that will be in effect when the differences are expected to reverse. Significant components of WatchGuard's deferred tax assets and liabilities are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
     Deferred tax assets:
       Net operating loss carryforwards..................... $  8,160  $ 42,867
       Acquisition intangibles..............................    1,179     1,484
       Research and development tax credit..................      569     1,171
       Sales reserve and allowance for bad debts............      313       858
       Accrued expenses and other...........................       17       527
                                                             --------  --------
     Total deferred tax assets..............................   10,238    46,907
     Valuation allowance....................................  (10,238)  (46,907)
                                                             --------  --------
     Net deferred taxes..................................... $    --   $    --
                                                             ========  ========

  WatchGuard's valuation allowance increased by $6.2 million and $36.7 million in 1999 and 2000, respectively.

                         WATCHGUARD TECHNOLOGIES, INC.

  The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision are as follows (in thousands):

                                          December 31,
                          ---------------------------------------------------
                             1998 Tax          1999 Tax          2000 Tax
                             Effected          Effected          Effected
                          ---------------   ---------------   ---------------
                           Amount   Rate     Amount   Rate     Amount   Rate
                          --------  -----   --------  -----   --------  -----
Net loss before taxes...  $ (9,119)         $(16,018)         $(15,449)
                          ========          ========          ========
Expected tax benefit at
 federal statutory
 rate...................    (3,100)  34.0 %   (5,446)  34.0 %   (5,253)  34.0 %
Research and development
 credit.................      (103)   1.1       (359)   2.2       (602)   3.9
Permanent differences,
 including nondeductible
 acquisition costs......        33   (0.4)        48   (0.3)     5,160  (33.4)
Tax benefit not
 recognized due to
 valuation allowance....     3,170  (34.7)     5,757  (35.9)       695   (4.5)
Alternative minimum
 tax....................       --     --         --     --          36   (0.2)
Foreign tax expense.....       --     --         --     --         179   (1.2)
                          --------  -----   --------  -----   --------  -----
Total tax expense.......  $    --     0.0 % $    --     0.0 % $    215   (1.4)%
                          ========  =====   ========  =====   ========  =====

8. 401(k) Retirement Plan

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

9. Commitments

  WatchGuard leases office space and some equipment under noncancelable operating leases. Facilities commitments include a 10-year lease for its corporate headquarters in Seattle, Washington, which expires in March 2010. WatchGuard has the option to extend this lease for an additional five-year term. WatchGuard also leases facilities in Aliso Viejo, California and Waltham, Massachusetts under operating leases that expire in 2005 through 2006, in addition to leases for other sales offices under operating leases that expire over various terms. Future minimum payments at December 31, 2000 under these leases, net of future minimum rentals of $1.1 million to be received under subleases, are as follows (in thousands):

     2001............................................................... $ 1,981
     2002...............................................................   2,723
     2003...............................................................   3,250
     2004...............................................................   3,380
     2005...............................................................   3,330
     Thereafter.........................................................  14,775
                                                                         -------
                                                                         $29,439
                                                                         =======

  Rent expenses for 1998, 1999 and 2000 were $273,000, $512,000 and $1,547,000, respectively.

                         WATCHGUARD TECHNOLOGIES, INC.

10. Geographic Revenues

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

                                              Year Ended December 31,
                                       ----------------------------------------
                                           1998          1999          2000
                                       ------------  ------------  ------------
     United States.................... $  7,401  65% $ 10,303  50% $ 27,503  45%
     Rest of World:
       Europe.........................    2,049  18     5,340  26    18,912  31
       Asia...........................    1,106  10     3,275  16     9,845  16
       Other..........................      823   7     1,701   8     4,443   8
                                       -------- ---  -------- ---  -------- ---
                                          3,978  35    10,316  50    33,200  55
                                       -------- ---  -------- ---  -------- ---
         Total........................ $ 11,379 100% $ 20,619 100% $ 60,703 100%
                                       ======== ===  ======== ===  ======== ===

11. Acquisitions

Qiave Technologies Corporation

  In October 2000, WatchGuard acquired Qiave Technologies Corporation. The total consideration paid for Qiave was approximately $70.0 million, including approximately $400,000 in direct acquisition costs, and was comprised of 1,292,997 shares of WatchGuard common stock valued at $64.6 million, including 299,495 shares that were subject to repurchase by WatchGuard, and the assumption of options to purchase 100,856 shares of WatchGuard common stock, valued at $5.0 million. WatchGuard accounted for the acquisition using the purchase method of accounting. The results of operations of Qiave and the fair value of assets acquired have been included in the consolidated financial statements beginning on the acquisition date.

  The aggregate purchase price was allocated based on estimated fair values on the acquisition date, as determined by an independent appraisal, and excludes $19.3 million in consideration related to deferred stock-based compensation for common stock subject to repurchase and assumption of unvested options to purchase common stock (in thousands):

   Fair value of Qiave tangible assets, net of current liabilities... $    654
   Intangible assets:
     Acquired workforce..............................................      592
     Current technology..............................................   13,351
     Goodwill........................................................   31,707
                                                                      --------
       Total intangibles.............................................   46,304
   Acquired in-process research and development......................    4,399
                                                                      --------
                                                                        50,703
   Deferred stock-based compensation.................................   19,342
                                                                      --------
       Total consideration, including deferred stock-based
        compensation................................................. $ 70,045
                                                                      ========

  Acquired workforce. The value assigned to the workforce in place was determined using the avoided cost approach. Under this approach, the workforce is valued according to the costs WatchGuard avoided by obtaining a pre-existing, trained and fully efficient team rather than assembling a workforce.

                         WATCHGUARD TECHNOLOGIES, INC.

  Current technology. Values assigned to the developed technology were determined using the income approach. Under the income approach, fair value reflects the present value of the projected earnings that are expected to be generated by the current technology. To determine the value of the developed technology, WatchGuard discounted the expected future cash flows of the existing technology products at a rate of 25%, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility. The projected revenues used in the income approach are based on the future revenues that WatchGuard believes will most likely be generated by the commercial sales of the technology.

  The lives assigned to the identified intangible assets described above ranged from three to five years and the life assigned to goodwill was five years. Amortization expense for these intangibles was $2.4 million in the fourth quarter of 2000, and was recorded based on the straight-line method.

  Deferred stock-based compensation. In connection with the employment agreements and related stock retention agreements with four of Qiave's key employees, 299,495 shares of WatchGuard common stock otherwise issuable to these employees pursuant to the merger agreement are subject to repurchase, and are being released from the repurchase restriction over a two-year vesting period. At December 31, 2000, 250,079 shares are subject to repurchase. The value of this stock has been recorded as $15.0 million in deferred stock-based compensation, based on the fair value of WatchGuard common stock on the closing date of the Qiave acquisition, and is being amortized over a two-year vesting period using a graded vesting approach. Amortization of the deferred stock-based compensation originating from the issuance during the fourth quarter of 2000 of stock subject to repurchase was $6.5 million. In addition, options to purchase shares of Qiave common stock that were outstanding at the time of the merger were assumed by WatchGuard and converted into options to purchase 100,856 shares of WatchGuard common stock, at a weighted average exercise price of $0.46 per share. Deferred stock-based compensation originating from the assumption of Qiave stock options was $4.3 million. Amortization of deferred stock-based compensation arising from the stock options was $1.1 million in 2000.

  Acquired in-process research and development. Values assigned to the acquired in-process research and development (IPR&D) were determined using an income approach. To determine the value of the IPR&D, WatchGuard considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPR&D projects that had not yet reached technological feasibility and do not have alternative future uses. The entire $4,399,000 allocated to acquired IPR&D was expensed on the date of acquisition.

  At the time of the acquisition, six IPR&D projects were identified as being related to future products for which technological or commercial feasibility had not yet been established and that did not have an alternative future use. WatchGuard analyzed each project, using estimated percentage completion factors ranging from 10% to 85%. Revenue attributable to Qiave's IPR&D was assumed to increase after each of the first three years of a five-year projection period after the year of introduction, at annual rates ranging from 60% to 216%, decreasing to a 27% growth rate in revenues after the fourth year in the projection. Projected annual revenues related to in-process technology ranged from approximately $1.1 million to $14.8 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology.

                         WATCHGUARD TECHNOLOGIES, INC.

  Gross profit was assumed to remain at 93% of revenues for each of the five years of the projection period. Operating expenses, including sales and marketing, research and development and general and administrative costs, were assumed to be 48% of revenues in the initial year of the projection, declining to 44% for each of the four remaining years.

  WatchGuard used a 35% discount rate for valuing the acquired IPR&D. In arriving at the discount rate, WatchGuard considered the implied rate of the transaction and the weighted average cost of capital. WatchGuard also took into account risks related to the characteristics and applications of each project, existing future markets, and assessments of the life cycles of each project.

  The unaudited pro forma combined historical results, presented as if Qiave had been acquired on January 1, 2000 and excluding the nonrecurring one-time charge for IPR&D in 2000, are presented below. Pro forma results for 1999 are not presented because Qiave had no significant operations in 1999.

   Total revenues, net.............................................. $  60,703
   Net loss......................................................... $ (29,536)
   Pro forma net loss per share..................................... $   (1.21)

BeadleNet, LLC

  On October 19, 1999, WatchGuard acquired the assets of BeadleNet, LLC, a California limited liability company, pursuant to an asset purchase agreement dated as of October 19, 1999, among BeadleNet, Productivity Enhancement Products, Inc. (PEP), a member of BeadleNet, Danny M. Beadle, the founder and a member of BeadleNet and the principal shareholder of PEP, and WatchGuard. BeadleNet was a developer of Internet security solutions for small and home offices. WatchGuard accounted for the acquisition using the purchase method of accounting. The results of operations of BeadleNet and the fair value of the assets acquired have been included in the consolidated financial statements beginning on the acquisition date.

  The total BeadleNet acquisition cost of $9.6 million was comprised of (1) $3.4 million in cash paid at closing, including $1.0 million paid to PEP in satisfaction of BeadleNet's outstanding liabilities to PEP; (2) 335,931 unregistered shares of WatchGuard common stock with a fair value of $4.9 million, issued at closing; (3) an additional $1.0 million in contingent consideration, comprised of $400,000 in cash and 20,189 unregistered shares of WatchGuard common stock with a fair value of $600,000, which became due upon completion of specified technology items in late December 1999 and was paid in January 2000; and (4) estimated direct acquisition costs of $300,000. The lives assigned to the identified intangible assets ranged from two to four years and the life assigned to goodwill was five years.

  The aggregate purchase price for BeadleNet was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

   Inventory and equipment............................................. $    74
   Intangibles:
     Acquired workforce................................................     204
     Trade names.......................................................     409
     Developed technology..............................................     503
     Goodwill..........................................................   4,985
                                                                        -------
       Total intangibles...............................................   6,101
   Acquired in-process research and development........................   3,381
                                                                        -------
   Total purchase price................................................ $ 9,556
                                                                        =======

                         WATCHGUARD TECHNOLOGIES, INC.

  Acquired workforce. The value assigned to the workforce in place was determined using the avoided cost approach. Under this approach, the workforce is valued according to the costs WatchGuard avoided by obtaining a pre-existing, trained and fully efficient team rather than assembling a workforce.

  Trade names. Values assigned to the trade names also were determined using an avoided cost approach. The discount rate used to determine the value of the trade names was 20% and took into account the uncompensated use of trade names in marketing and distributing BeadleNet's products.

  Developed technology. Values assigned to the developed technology were determined using the income approach. Under the income approach, fair value reflects the present value of the projected earnings that are expected to be generated by the current technology. To determine the value of the developed technology, WatchGuard discounted, at a 15% rate, the expected future cash flows of the existing technology product, taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility. The projected revenues used in the income approach are based on the future revenues that WatchGuard believes will most likely be generated by the commercial sales of the technology.

  Acquired in-process research and development. Values assigned to the acquired IPR&D were determined using an income approach. To determine the value of the IPR&D, WatchGuard considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPR&D projects that had not yet reached technological feasibility and do not have alternative future uses. The entire $3.4 million allocated to acquired IPR&D was expensed on the date of acquisition.

  At the time of the acquisition, BeadleNet's engineers had spent approximately $1.2 million in fully burdened research and development expenses to develop the project. WatchGuard anticipated that an additional $260,000 would be spent developing the technology to complete the project. Based on this information, WatchGuard used a percentage completion factor of 80%. WatchGuard completed production-ready prototypes in late December 1999 and introduced the new products in January 2000 for delivery during February 2000, the time that WatchGuard projected to begin receiving benefit from the acquired IPR&D. The total costs to complete the production-ready prototypes and to prepare for market introduction after the acquisition date were approximately $635,000.

  Revenue attributable to BeadleNet's IPR&D was assumed to increase at annual rates ranging from 72% to 21% after each of the first three years of a five-year projection period following the year of introduction, decreasing at a rate of 9% after the fourth year in the projection. Projected annual revenue ranged from approximately $6 million to over $18 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology. Projected revenues from the IPR&D were assumed to peak in 2003 and begin declining in 2004 as other new products enter the market.

  Gross profit was assumed to increase after each of the first three years of the projection period at annual rates ranging from 72% to 21%, decreasing at a rate of 8% after the fourth year of the projection. The profit growth projections assumed the profit growth rate to be approximately the same as the revenue growth rate.

                         WATCHGUARD TECHNOLOGIES, INC.

  Operating expenses, including selling and marketing, research and development and general and administrative costs, were assumed to be 57% of revenues in the initial year of the projection, declining in subsequent years to approximately 20% of revenues in the last three years of the projection. Initial operating costs to develop the infrastructure to support and market the new product offerings accounts for the higher range of costs in the first two years of the projections.

  WatchGuard used a 30% discount rate for valuing the acquired IPR&D. In arriving at the discount rate, WatchGuard considered the implied rate of the transaction and its weighted average cost of capital. WatchGuard also took into account risks related to the characteristics and applications of each project, existing future markets and assessments of the life cycles of each project.

  The lives assigned to the identified intangible assets ranged from two to four years and the life assigned to goodwill was five years. Amortization expense for these intangibles was $245,000 in the fourth quarter of 1999 and was recorded based on the straight-line method.

  The unaudited pro forma combined historical results, presented as if BeadleNet had been acquired at the beginning of each period presented and excluding the nonrecurring one-time charge for IPR&D, are as follows (in thousands):

                                                             December 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
   Total revenues, net................................... $  11,379  $  20,619
   Net loss.............................................. $ (10,396) $ (15,707)
   Pro forma net loss per share.......................... $  (10.21) $   (1.69)

  In connection with the acquisition, WatchGuard entered into an employment agreement and a stock vesting agreement with Mr. Beadle. Pursuant to the employment agreement, WatchGuard granted Mr. Beadle an option, vesting over a period of four years, to purchase 250,000 shares of WatchGuard common stock at an exercise price of $14.44 per share, the fair value of the stock on the date the option was granted. In consideration of certain of Mr. Beadle's obligations in the employment agreement, WatchGuard issued to Mr. Beadle 51,948 unregistered shares of WatchGuard common stock, valued at $750,000 on the closing date of the acquisition. The value of this stock has been recorded as deferred stock compensation expense and is being amortized over the two-year employment agreement period. Under the stock vesting agreement, 34,632 of these shares were subject to forfeiture if Mr. Beadle's employment is terminated for cause or if he resigns. At December 31, 2000, 17,316 shares remain subject to forfeiture until October 19, 2001.

12. Related-Party Transactions

  Danny M. Beadle, WatchGuard's senior vice president of home security, was also the founder of PEP, the former parent of BeadleNet, and its principal shareholder through the latter part of 2000. Since the acquisition of BeadleNet, PEP has provided, and continues to provide, various products and services to WatchGuard. Primarily, PEP supplies products for sale (including purchasing, producing and assembling products) and provides engineering and consulting services in connection with the development of some of WatchGuard's broadband product offerings. Total expenditures for PEP products and services during 1999 and 2000 were $448,000 and $457,000, respectively, and total amounts due PEP at December 31, 1999 and 2000 were $361,000 and $44,000, respectively.

13. Subsequent Events

  In January 2001, WatchGuard's board of directors approved an increase of an additional 5,000,000 shares of common stock authorized for grant under the 2000 Stock Option Plan.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

        Column A           Column B    Column C   Column D    Column E      Column F
------------------------ ------------ ---------- ---------- ------------   ----------
                                      Charged to Charged to
                          Balance at   Revenue,    Other                   Balance at
                         Beginning of  Costs or  Accounts-- Deductions--     End of
      Description           Period     Expenses   Describe    Describe       Period
------------------------ ------------ ---------- ---------- ------------   ----------
Year ended December 31,
 1998
  Allowance for
   uncollectible
   accounts.............    $ 124      $   418      $ --      $    93 (A)    $ 449
  Sales return reserve..    $ --       $ 1,655      $ --      $ 1,040 (B)    $ 615
  Inventory reserve.....    $ --       $    80      $ --      $    80 (C)    $ --

Year ended December 31,
 1999
  Allowance for
   uncollectible
   accounts.............    $ 449      $   129      $ --      $   401 (A)    $ 177
  Sales return reserve..    $ 615      $ 1,083      $ --      $ 1,148 (B)    $ 550
  Inventory reserve.....    $ --       $   200      $ --      $   131 (C)    $  69

Year ended December 31,
 2000
  Allowance for
   uncollectible
   accounts.............    $ 177      $   486      $ --      $    30 (A)    $ 633
  Sales return reserve..    $ 550      $ 1,932      $ --      $ 1,517 (B)    $ 965
  Inventory reserve.....    $  69      $   430      $ --      $    54 (C)    $ 445

--------
(A) Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(B) Deductions consist of product returns.

(C) Deductions consist of write-offs of obsolete or excess quantities of inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  Our restated bylaws provide that our board of directors shall be composed of not less than five nor more than nine directors, and that the board shall be divided into three classes, as nearly equal in number as possible. At present we have six directors. At each annual meeting, our stockholders will elect one class, with each director in that class elected to serve a term of three years or until his or her successor is elected and qualified. If a director resigns from the board before the expiration of his or her term, however, the director elected or appointed to fill the resulting vacancy will be elected to a term equal in time to the resigning director's remaining term or until his or her successor is elected and qualified.

 Class 1 - Term Expires 2001

  Stuart J. Ellman, 34, has served as a director of WatchGuard since April 1998. Mr. Ellman cofounded RRE Ventures LLC, a venture capital firm, and since August 1994 has served as general partner of RRE Ventures LLC and its affiliates and predecessors. He also serves as managing director of RRE Investors, LLC and as a member of RRE Investors II, LLC. He is also a director of Loudeye Technologies, Inc. Mr. Ellman holds a B.A. in economics from Wesleyan University and an M.B.A. from Harvard University.

  Michael R. Hallman, 55, has served as a director of WatchGuard since November 2000. Mr. Hallman founded The Hallman Group, a management consulting firm, in October 1992 and has served as its president since October 1992. From February 1990 to March 1992, he was president and chief operating officer of Microsoft Corporation. Mr. Hallman is also a director of In Focus Corporation, Intuit, Inc. and Network Appliance, Inc., as well as a director of two subsidiaries of Fujitsu Ltd., and is a trustee of the Seattle Museum of Flight. He also serves on the executive advisory boards of the business schools of Seattle Pacific University and the University of Washington and on the visiting committee to the University of Michigan Business School. Mr. Hallman holds a B.B.A. and an M.B.A. from the University of Michigan.

 Class 2 - Term Expires 2002

  Andrew W. Verhalen, 44, has served as a director of WatchGuard since May 1997. Since April 1992, Mr. Verhalen has served as a partner of Matrix Partners, a venture capital firm. Before 1992, Mr. Verhalen held senior management positions at 3Com Corporation and Intel Corporation. He is also a director of Blue Martini Software, Inc., Copper Mountain Networks, Inc., Open Wave Systems, Turnstone Systems, Inc. and several private technology companies. Mr. Verhalen holds a B.S.E.E., an M.E. and an M.B.A. from Cornell University.

  Charles P. Waite, Jr., 45, has served as a director of WatchGuard since May 1997. Since December 1987, Mr. Waite has served as a general partner of OVP Ventures (formerly Olympic Venture Partners), a venture capital firm. He is also a director of Loudeye, Inc., Rosetta Inpharmetics, Inc., Seattle Genetics, Inc., SignalSoft Corporation, Verity, Inc. and several private companies. Mr. Waite holds an A.B. in history from Kenyon College and an M.B.A. from Harvard University.

 Class 3 - Term Expires 2003

  Christopher G. Slatt, 42, cofounded WatchGuard in February 1996. Mr. Slatt has served as president, chief executive officer and a director of WatchGuard since its inception, and as chairman of the board since April 1999. From September 1993 to October 1995, he served as a vice president and a general manager of Legent Corporation, a computer software company, which was acquired by Computer Associates International, Inc., a computer software company, in August 1995. Mr. Slatt holds a B.S.E.E. from the University of Notre Dame.

  Steven N. Moore, 43, cofounded WatchGuard in February 1996. Mr. Moore has served as executive vice president of strategic financial operations since October 2000 and as secretary and director of WatchGuard since inception. Mr. Moore served as chief financial officer and treasurer from inception to October 2000. He served as executive vice president of finance from March 1999 to October 2000, and as vice president of finance and operations from inception to March 1999. From September 1993 to September 1995, he served as director of finance of Legent Corporation. Mr. Moore holds a B.S. in finance from Central Washington University.

Executive Officers

  The following table lists the executive officers of WatchGuard as of March 15, 2001.

            Name          Age                     Position
            ----          ---                     --------
   Christopher G. Slatt..  42 President, Chief Executive Officer and Chairman
                              of the Board
   Steven N. Moore.......  43 Executive Vice President of Strategic Financial
                              Operations, Secretary and Director
   Michael E. McConnell..  50 Vice President, Chief Financial Officer and
                              Treasurer

  Christopher G. Slatt's and Steven N. Moore's biographies are contained in the section entitled "Directors-- Class 3--Term Expires 2003" in Part III, Item 10 of this annual report.

  Michael E. McConnell has served as vice president, chief financial officer and treasurer of WatchGuard since October 2000. From May 1999 to October 2000, he served as vice president of finance. From January 1992 to May 1999, he served as chief financial officer of Cellular Technical Services Company, Inc., a wireless telecom technologies company. Mr. McConnell holds a B.A. from California Polytechnic State University--San Luis Obispo.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and holders of 10% or more of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. SEC regulations require executive officers, directors and 10%-or-greater stockholders to give us copies of all Section 16(a) forms they file with the SEC.

  Based solely on our review of these forms, or written representations from reporting persons that no such forms were required for those persons, we believe that during 2000 our executive officers, directors and 10%-or-greater stockholders complied with all applicable filing requirements, other than one late filing related to a Form 4 filed by each of Andrew W. Verhalen and Charles
P. Waite, Jr., who are directors of WatchGuard.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Summary

  The following table lists all compensation earned during 2000, 1999 and 1998 by our chief executive officer and our other executive officers whose compensation exceeded $100,000 in 2000.

                           Summary Compensation Table

                                                                     Long-Term
                                                                    Compensation
                                                                       Awards
                                                                    ------------
                                            Annual Compensation      Securities
                                            ---------------------    Underlying
Name and Principal Position            Year Salary ($)    Bonus ($)  Options (#)
---------------------------            ---- ------------  ---------  -----------
Christopher G. Slatt.................. 2000  $  216,667 $  42,451         --
 Chief Executive Officer and President 1999     190,000    67,203      40,000
                                       1998     155,000       --       70,000

Steven N. Moore (1)................... 2000     191,667    42,451         --
 Executive Vice President of Strategic
  Financial Operations and             1999     174,250    67,203      40,000
 Secretary                             1998     155,000       --       70,000

Michael E. McConnell (2).............. 2000     141,942    33,925      60,000
 Vice President, Chief Financial
  Officer and Treasurer

R. Michael Peronto (3)................ 2000     187,311    34,063         --
 Former Vice President and Chief
  Operating Officer                    1999     142,019    49,538     440,364

--------
(1) Mr. Moore resigned as executive vice president of finance, chief financial officer and treasurer effective October 24, 2000, at which time he became executive vice president of strategic financial operations.
(2) Mr. McConnell became vice president, chief financial officer and treasurer effective October 24, 2000.
(3) Mr. Peronto joined WatchGuard in March 1999. His annual salary for 1999 was $175,000. Mr. Peronto resigned as vice president and chief operating officer effective August 21, 2000.

 Option Grants in 2000

  The following table provides information regarding options granted during 2000 to our chief executive officer and our other executive officers whose compensation exceeded $100,000 in 2000. The table includes the potential realizable value over the 10-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the SEC for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gains on option exercises will depend on the future performance of our stock.

                       Option Grants in Last Fiscal Year

                                        Individual Grants
                         -------------------------------------------------
                                                                            Potential Realizable
                                                                           Value at Assumed Annual
                         Number of                                          Rates of Stock Price
                         Securities  Percent of Total                      Appreciation for Option
                         Underlying  Options Granted  Exercise                      Term
                          Options    to Employees in    Price   Expiration -----------------------
          Name           Granted (#) Last Fiscal Year ($/Share)    Date      5% ($)      10% ($)
          ----           ----------  ---------------- --------  ---------- ----------- -----------
Christopher G. Slatt....      --            --            --          --           --          --
Steven N. Moore.........      --            --            --          --           --          --
Michael E. McConnell
 (1)....................   50,000          1.49%      $ 53.34     8/15/10  $ 1,677,381 $ 4,250,814
                           10,000          0.30         37.25    10/17/10      234,263     593,669
R. Michael Peronto......      --            --            --          --           --          --

--------
(1) Approximately 2% of Mr. McConnell's options vest and become exercisable each month, commencing on September 15, 2000 for the first option grant and commencing on November 17, 2000 for the second option grant.

  In 2000, we granted options to purchase an aggregate of 3,345,031 shares to employees. We granted all options under our stock option plan at exercise prices that equal or, in the case of holders of 10% or more of our outstanding stock, exceed the fair market value of our common stock on the date of grant.

 Options Exercised in 2000 and Unexercised Options Held as of December 31, 2000

  The following table provides information regarding options exercised in 2000 and unexercised options held as of December 31, 2000 by our chief executive officer and our other executive officers whose compensation exceeded $100,000 in 2000. The value of unexercised options is calculated on the basis of the closing sales price of our common stock on the Nasdaq National Market on December 31, 2000, which was $31.625 per share.

          Options Exercised in 2000 and Fiscal Year-End Option Values

                                                   Number of Securities
                                                        Underlying           Value of Unexercised
                           Shares                 Unexercised Options at    In-the-Money Options at
                         Acquired on    Value       Fiscal Year-End (#)       Fiscal Year-End ($)
                          Exercise    Realized   ------------------------- -------------------------
          Name               (#)         ($)     Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Christopher G. Slatt....       --            --    66,041        43,959    $ 1,869,976  $ 1,036,240
Steven N. Moore.........       --            --    66,041        43,959      1,869,976    1,036,240
Michael E. McConnell....    39,962   $ 1,607,278   24,350       146,688        368,160    1,699,922
R. Michael Peronto......   137,600     5,441,113   36,705           --         683,631          --

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

  . Maintain a market-competitive compensation structure in line with corporate business objectives. The focus is weighted on incentive programs and based on results as measured by both the quarterly and long-term financial performance of WatchGuard.

  . Further our short- and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

 Compensation Program

  Our compensation program has three major integrated components: base salary, quarterly bonus awards and long-term incentives. We emphasize the award of stock options as long-term incentives to executive officers.

  Base salary. Base salary levels are determined annually by reviewing the skills, performance level and contribution to the business of individual employees.

  Quarterly bonus awards. Quarterly bonus awards are based on individual employee goals and the attainments of quarterly corporate objectives, which are set on a quarterly basis.

  Long-term incentives. The compensation committee views stock options as an important part of its long-term, performance-based compensation program. The committee believes that stock ownership is an excellent vehicle for compensating its officers and employees. We provide long-term incentives through our Amended and Restated 1996 Stock Incentive Compensation Plan, or the 1996 plan, our 2000 Stock Option Plan and our 1999 Employee Stock Purchase Plan, the purpose of which is to create a direct link between executive compensation and increases in stockholder value. Stock options are granted at fair market value and vest in installments generally over four years. Thus, the value of the stockholders' investment must appreciate before the optionee receives any financial benefit. Additionally, the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ. When determining option awards for an executive officer, the committee considers the executive's current contribution to WatchGuard's performance, the anticipated contribution to meeting our long-term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option depends on an increase in the price of our common stock, this portion of the executive's compensation is directly aligned with an increase in stockholder value. The committee believes that such stock plans align the interests of the employees with the long-term interests of the stockholders.

 Chief Executive Officer Compensation

  Mr. Slatt's annual salary for 2000 was $216,667 and his bonus was $42,451. Mr. Slatt was not granted any stock options in 2000. Mr. Slatt's base salary and bonus for 2000 was determined based on the same factors employed by the committee for executive officers generally.

  Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its chief executive officer and any other of its four most highly compensated executive officers. Compensation that qualifies as "performance-based," however, is excluded from the $1 million limit. The committee does not presently expect total cash compensation payable for salaries to exceed the $1 million limit for any individual executive. In addition, our 1996 plan is designed to qualify as performance-based compensation that is fully deductible by us for income tax purposes. The committee will continue to monitor the compensation levels potentially payable under our other compensation programs, but intends to retain the flexibility necessary to provide total compensation in line with competitive practice, our compensation philosophy and the best interests of WatchGuard.

                                          Compensation Committee

                                          Stuart J. Ellman
                                          Andrew W. Verhalen
                                          Charles P. Waite, Jr.

Performance Graph

  The following graph shows a comparison of cumulative total stockholder return for WatchGuard, the Nasdaq Stock Market Index and the Nasdaq Computer and Data Processing Index. The graph shows the value, as of December 31, 2000, of $100 invested on July 30, 1999, the date of our initial public offering, in WatchGuard common stock, the Nasdaq Stock Market Index (U.S. companies) and the Nasdaq Computer and Data Processing Index.

 Comparison of Cumulative Total Return Among WatchGuard Technologies, Inc., the
  Nasdaq Stock Market Index and the Nasdaq Computer and Data Processing Index

                             [GRAPH APPEARS HERE]

                                                     July 30, Dec. 31, Dec. 31,
                                                       1999     1999     2000
                                                     -------- -------- --------
     WatchGuard..................................... $ 100.00 $ 226.70 $ 261.80
     Nasdaq Stock Market Index (U.S. companies).....   100.00   149.80    92.70
     Nasdaq Computer and Data Processing Index......   100.00   178.50    85.80

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table provides information regarding the beneficial ownership of our common stock outstanding as of February 28, 2001 by

  . each person or group that we know beneficially owns 5% or more of our common stock;

  .  each of our directors;

  . our chief executive officer and the other executive officers whose compensation exceeded $100,000 in 2000; and

  .  all of our directors and executive officers as a group.

  The percentage ownership data is based on 26,680,257 shares of WatchGuard common stock outstanding as of February 28, 2001. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of February 28, 2001 are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the following beneficial owners can be reached at our principal offices.

                                    Number of Shares  Percentage of Shares of
              Name                 Beneficially Owned Common Stock Outstanding
              ----                 ------------------ ------------------------
Scudder Kemper Investments, Inc.
 (1)..............................     2,404,800                9.01%
  345 Park Avenue
  New York, NY 10154..............
Stuart J. Ellman (2)..............        10,460                   *
Michael R. Hallman (3)............         8,755                   *
Andrew W. Verhalen (4)............       930,813                3.49
Charles P. Waite, Jr. (5).........        53,596                   *
Christopher G. Slatt (6)..........     2,252,637                8.42
Steven N. Moore (7)...............     2,257,137                8.44
Michael E. McConnell (8)..........        45,809                   *
R. Michael Peronto (9)............         1,522                   *
Directors and executive officers
 as a group (7 persons) (10)......     5,559,207               20.67

--------
  *   Less than 1%
 (1) In a filing with the SEC on Schedule 13G, dated February 14, 2001, Scudder Kemper Investments, Inc. reported sole voting power with respect to 2,001,100 shares and sole dispositive power with respect to 2,211,800 shares, and shared voting power with respect to 206,800 shares and shared dispositive power with respect to 193,000 shares.

 (2) Includes 5,555 shares subject to options exercisable on or within 60 days of February 28, 2001.

 (3) Represents 3,200 shares held by a trust for the benefit of Mr. Hallman and his spouse, of which they are trustees, and 5,555 shares subject to options exercisable on or within 60 days of February 28, 2001.

 (4) Includes 858,291 shares held by entities affiliated with Matrix IV Management Co., L.P. Mr. Verhalen is a general partner of Matrix IV Management Co., L.P., which the general partner of each of the entities affiliated with it. Mr. Verhalen disclaims beneficial ownership of the shares held by the entities affiliated with Matrix IV Management Co., L.P., except to the extent of his pecuniary interest arising from his interest in Matrix IV Management Co., L.P. Also includes 66,967 shares held by trusts of which Mr. Verhalen is trustee and 5,555 shares subject to options exercisable on or within 60 days of February 28, 2001.

 (5) Includes 1,508 shares held by trusts of which Mr. Waite is trustee and 5,555 shares subject to options exercisable on or within 60 days of February 28, 2001.

 (6) Includes 300,000 shares held by Venus Capital LLC and 75,207 shares subject to options exercisable on or within 60 days of February 28, 2001.

 (7) Includes 300,000 shares held by Baja Investment Co. LLC and 75,207 shares subject to options exercisable on or within 60 days of February 28, 2001.

 (8) Includes 43,990 shares subject to options exercisable on or within 60 days of February 28, 2001.

 (9) Mr. Peronto resigned as vice president and chief operating officer effective August 21, 2000. Mr. Peronto's share information reflects the number of shares he reported as owned on a Form 4 for September 2000, the last beneficial ownership report he was required to file with the SEC.

(10) Includes 216,624 shares subject to options exercisable on or within 60 days of February 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

(1) INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
  Report of Ernst & Young LLP, Independent Auditors........................  46
  Consolidated Balance Sheets..............................................  47
  Consolidated Statements of Operations....................................  48
  Consolidated Statements of Stockholders' Equity..........................  49
  Consolidated Statements of Cash Flows....................................  50
  Notes to Consolidated Financial Statements...............................  51

(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

  Schedule II--Valuation and Qualifying Accounts for each of the three years ended December 31, 2000, 1999 and 1998.

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(3) EXHIBITS

 Number                               Description
 ------                               -----------
  2.1   Agreement and Plan of Merger dated as of October 4, 2000, among Logan
        Acquisition Corporation, Qiave Technologies Corporation, certain common stockholders of Qiave Technologies Corporation and the registrant
        (Exhibit 2.1) (A)

  3.1   Restated Certificate of Incorporation of the registrant (Exhibit 3.1)
        (B)

  3.2   Restated Bylaws of the registrant (Exhibit 3.2) (B)

 10.1 Lease Agreement, dated as of March 1, 2000, between 505 Union Station and the registrant (Exhibit 10.1) (C)

 10.2   Amended and Restated Loan and Security Agreement, dated as of March 20,
        1998, between Silicon Valley Bank and the registrant (Exhibit 10.4) (B)

 10.3   Loan Modification Agreement, dated as of March 1, 2000, between Silicon
        Valley Bank and the registrant (Exhibit 10.13) (D)

 10.4   1996 Stock Incentive Compensation Plan (Exhibit 10.6) (B)

 10.5   2000 Stock Option Plan

 10.6   Qiave Technologies Corporation 2000 Stock Option Plan (Exhibit 99.1)
        (E)

 10.7   1999 Employee Stock Purchase Plan (Exhibit 10.10) (B)

 10.8   Standardized Adoption Agreement Prototype Cash or Deferred Profit-
        Sharing Plan and Trust (401(k) plan), effective as of September 1, 1998
        (Exhibit 10.7) (B)

 10.9+  Development and Supply Agreement, dated as of March 25, 1998, between
        SMART Modular Technologies, Inc. and the registrant (Exhibit 10.8) (B)

 10.10+ OEM Master License Agreement, dated as of August 14, 1997, between RSA
        Data Security, Inc. and the registrant (Exhibit 10.9) (B)

 Number                     Description
 ------                     -----------
 21.1   Subsidiaries of the registrant

 23.1   Consent of Ernst & Young LLP, independent auditors

--------
 + Portions of these exhibits have been omitted based on a grant of confidential treatment by the SEC. The omitted portions of the exhibits have been filed separately with the SEC.

(A) Incorporated by reference to the Current Report on Form 8-K (File No. 000-26819), filed with the SEC on October 19, 2000, as amended.

(B) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(C) Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 000-26819), filed with the SEC on May 15, 2000.

(D) Incorporated by reference to the Annual Report on Form 10-K/A (File No. 000-26819), filed with the SEC on May 1, 2000.

(E) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-51196), filed with the SEC on December 4, 2000.

  (b) Reports on Form 8-K

  On October 19, 2000, we filed a current report on Form 8-K to report our October 4, 2000 acquisition of Qiave Technologies Corporation.

  On December 1, 2000, we filed an amended current report on Form 8-K to provide the financial statements of Qiave Technologies Corporation required by
Item 7(a) of Form 8-K and the pro forma financial statements required by Item 7(b) of Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WatchGuard Technologies, Inc.

                                              /s/ Christopher G. Slatt
                                          _____________________________________
                                               Name: Christopher G. Slatt
                                              President and Chief Executive
                                                         Officer

                                          Date: March 27, 2001

  Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Christopher G. Slatt          President, Chief Executive   March 27, 2001
______________________________________  Officer and Chairman of
         Christopher G. Slatt           the Board (Principal
                                        Executive Officer)

     /s/ Michael E. McConnell          Vice President, Chief        March 27, 2001
______________________________________  Financial Officer and
         Michael E. McConnell           Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Stuart J. Ellman            Director                     March 24, 2001
______________________________________
           Stuart J. Ellman

      /s/ Michael R. Hallman           Director                     March 27, 2001
______________________________________
          Michael R. Hallman

       /s/ Steven N. Moore             Director                     March 27, 2001
______________________________________
           Steven N. Moore

      /s/ Andrew W. Verhalen           Director                     March 27, 2001
______________________________________
          Andrew W. Verhalen

    /s/ Charles P. Waite, Jr.          Director                     March 27, 2001
______________________________________
        Charles P. Waite, Jr.