Form 10-Q
period 2001-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2001-05-15
CIK 1062019

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                            Commission File Number
March 31, 2001                                            000-26819
--------------                                            ---------

                         WATCHGUARD TECHNOLOGIES, INC.
                         -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                       91-1712427
-------------------------------             ------------------------------------
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
                                                           --------------

                                  Not Applicable
           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


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

               26,852,011 shares of WatchGuard common stock were
                        outstanding as of May 7, 2001.

                         WATCHGUARD TECHNOLOGIES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.......................................................................   3

          -  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..................   3

          -  Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000   4

          -  Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000   5

          -  Notes to Consolidated Financial Statements..............................................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......   9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................  26

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................  28
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................................  28

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         WATCHGUARD TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except share data)

                                                                                        March 31,            December 31,
                                                                                          2001                   2000
                                                                                    -----------------      -----------------
                                                                                       (unaudited)
                                       ASSETS
Current assets:
 Cash and cash equivalents.......................................................         $ 18,878               $ 13,837
 Securities available for sale...................................................           95,946                101,278
 Trade accounts receivable, net..................................................           12,330                 15,271
 Inventories.....................................................................            6,110                  7,026
 Prepaid expenses and other receivables..........................................            3,544                  3,178
                                                                                    -----------------      -----------------
  Total current assets...........................................................          136,808                140,590
Property and equipment, net......................................................            7,448                  7,341
Goodwill.........................................................................           32,111                 33,947
Other intangibles and other assets...............................................           13,170                 14,052
                                                                                    -----------------      -----------------
Total assets.....................................................................         $189,537               $195,930
                                                                                    =================      =================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................................         $  4,698               $  7,256
 Accrued expenses................................................................            3,808                  4,395
 Deferred revenue................................................................           12,855                 11,874
                                                                                    -----------------      -----------------
Total current liabilities........................................................           21,361                 23,525

Stockholders' equity:
 Preferred stock, $0.001 par value:
   Authorized shares:  10,000,000
   No shares issued and outstanding..............................................               --                     --
 Common stock, $0.001 par value:
   Authorized shares:  80,000,000
   Shares issued and outstanding:  26,776,367 at March 31, 2001 and
      26,287,072 at December 31, 2000............................................               27                     26
 Additional paid-in capital......................................................          232,034                230,591
 Deferred stock-based compensation...............................................           (8,070)               (12,387)
 Accumulated other comprehensive gain (loss).....................................              268                   (222)
 Accumulated deficit.............................................................          (56,083)               (45,603)
                                                                                    -----------------      -----------------
Total stockholders' equity.......................................................          168,176                172,405
                                                                                    -----------------      -----------------
Total liabilities and stockholders' equity.......................................         $189,537               $195,930
                                                                                    =================      =================

-----------------------------

See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.
                         -----------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (In thousands, except per share data)
                                  (unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         ---------------------------------------
                                                                                2001                  2000
                                                                         -----------------     -----------------
Revenues:
 Product.............................................................     $     13,284          $      8,494
 Service.............................................................            3,818                 1,308
                                                                         -----------------     -----------------
    Total revenues...................................................           17,102                 9,802

Cost of revenues:
 Product.............................................................            5,267                 3,091
 Service.............................................................            1,376                   432
                                                                         -----------------     -----------------
    Total cost of revenues...........................................            6,643                 3,523
                                                                         -----------------     -----------------
Gross margin.........................................................           10,459                 6,279

Operating expenses:
 Sales and marketing (1).............................................            8,171                 5,559
 Research and development (2)........................................            5,271                 2,521
 General and administrative (3)......................................            1,870                 1,154
 Stock-based compensation............................................            4,520                   236
 Amortization of  goodwill, purchased technology and other
     intangible assets acquired......................................            2,724                   368
                                                                         -----------------     -----------------
    Total operating expenses.........................................           22,556                 9,838
                                                                         -----------------     -----------------
Operating loss.......................................................          (12,097)               (3,559)

Interest income, net.................................................            1,701                   863
                                                                         -----------------     -----------------
Loss before income taxes.............................................          (10,396)               (2,696)
                                                                         -----------------     -----------------
Provision for income taxes...........................................               84                     -
                                                                         -----------------     -----------------

Net loss.............................................................     $    (10,480)         $     (2,696)
                                                                         =================     =================

Basic and diluted net loss per share.................................     $      (0.40)         $      (0.13)
                                                                         =================     =================

Shares used in calculation of basic and diluted
 net loss per share..................................................           26,348                21,243
                                                                         =================     =================

------------------------
(1) Sales and marketing expenses exclude amortization of stock-based compensation of $12,000 and $51,000 for the three months ended March 31, 2001 and 2000, respectively.
(2) Research and development expenses exclude amortization of stock-based compensation of $4,441,000 and $164,000 for the three months ended March 31, 2001 and 2000, respectively.
(3) General and administrative expenses exclude amortization of stock-based compensation of $67,000 and $21,000 for the three months ended March 31, 2001 and 2000, respectively.


See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)
                                  (unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                      --------------------------------------------
                                                                                              2001                     2000
                                                                                      -------------------      -------------------
OPERATING ACTIVITIES:
 Net loss........................................................................           $(10,480)                $ (2,696)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of property and equipment.......................                514                      246
   Amortization of goodwill and other intangible assets..........................              2,724                      368
   Amortization of stock-based compensation......................................              4,520                      236
   Provision for sales returns and allowances....................................              1,252                      209
   Provision for bad debt expense................................................                276                      102
   Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable............................              1,413                   (2,895)
     (Increase) decrease in inventories..........................................                916                   (1,378)
     (Increase) in prepaid expenses and other receivables........................               (366)                  (1,001)
     (Increase) in goodwill, intangibles and other assets........................                 (6)                     (13)
     Increase (decrease) in accounts payable and accrued expenses................             (3,145)                   2,041
     Increase in deferred revenue................................................                981                    1,259
                                                                                      -------------------      -------------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (1,401)                  (3,522)

INVESTING ACTIVITIES:
 Purchases of equipment and furniture............................................               (621)                    (403)
 Proceeds from sales and maturities of marketable securities.....................             70,524                    2,000
 Purchases of marketable securities..............................................            (64,702)                 (40,872)
                                                                                      -------------------      -------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..............................              5,201                  (39,275)

FINANCING ACTIVITIES:
 Principal repayments on line of credit and notes payable........................                 --                     (383)
 Proceeds from the sale of common stock, net of expenses.........................                 --                   90,437
 Proceeds from the exercise of common stock options and warrants, and the sale
     of common stock through the employee stock purchase plan....................              1,241                    1,122
                                                                                      -------------------      -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................................              1,241                   91,176
                                                                                      -------------------      -------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS.......................................              5,041                   48,379

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................             13,837                    1,903
                                                                                      -------------------      -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................           $ 18,878                 $ 50,282
                                                                                      ===================      ===================

-------------------------

See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Description of Business

     WatchGuard Technologies, Inc. is a provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

     Interim Financial Information

     The accompanying unaudited financial statements of WatchGuard, which include the December 31, 2000 balance sheet that was derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2001. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2000 included in WatchGuard's annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 28, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and related interpretations, including Technical Practice Aids. In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC continues to issue further guidance with respect to adoption of specific issues addressed by SAB 101. WatchGuard believes its current revenue recognition policies and practices are consistent with the current accounting standards and guidance in SAB 101.

     WatchGuard generates revenues through sales of its Firebox products, including related software licenses, and subscriptions for its LiveSecurity Service, which includes threat responses, software updates and maintenance. Software license revenues are generated from licensing the rights to use WatchGuard's products directly to end-users, from sublicense fees from resellers, distributors and from sales of its products to Internet service providers (ISPs) and other managed service providers that utilize WatchGuard's products to provide managed security services to their customers.

     Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement. WatchGuard's payment terms typically range from 30 to 60 days. A limited number of WatchGuard's distributors have unlimited stock return and rotation rights. Revenues from these distribution arrangements are not recognized until a sale to their customer occurs. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element. WatchGuard provides for return rights and pricing protection rights for some of its customers. The return rights included in these customer agreements are generally limited to a percentage of purchases by these customers for the previous quarter. The pricing protection rights in these agreements are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sale is made. The reserves are reviewed and revised as needed. Revenues from LiveSecurity subscriptions are recognized ratably over the term of the contract, typically one year.

     Principles of Consolidation

     The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Comprehensive Loss

     WatchGuard's investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders' equity. During the first quarters of 2001 and 2000, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                    ---------------------------------------------
                                                                                           2001                      2000
                                                                                    -------------------       -------------------
        Net loss...............................................................           $(10,480)                  $(2,696)
        Unrealized gain (loss) on investments..................................                490                      (235)
                                                                                    -------------------       -------------------
        Comprehensive loss.....................................................           $ (9,990)                  $(2,931)
                                                                                    ===================       ===================

     Reclassifications

     Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL (in thousands)

     Trade Accounts Receivable, Net

     Trade accounts receivable, net consisted of the following:

                                                                            March 31,           December 31,
                                                                              2001                  2000
                                                                       -------------------    -------------------
      Trade accounts receivable.....................................         $14,575               $16,869
      Reserve for returns and allowances............................          (1,466)                 (965)
      Allowance for uncollectible accounts..........................            (779)                 (633)
                                                                       -------------------    -------------------
                                                                             $12,330               $15,271
                                                                       ===================    ===================

     Inventories

     Inventories consisted of the following:

                                                                            March 31,           December 31,
                                                                              2001                  2000
                                                                       -------------------    -------------------
      Finished goods................................................          $4,633                $4,077
      Components....................................................           2,056                 3,394
                                                                       -------------------    -------------------
                                                                               6,689                 7,471
      Inventory reserves............................................            (579)                 (445)
                                                                       -------------------    -------------------
                                                                              $6,110                $7,026
                                                                       ===================    ===================

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

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                    --------------------------------------------
                                                                                            2001                     2000
                                                                                    -------------------      -------------------
     United States.............................................................            $ 7,434                   $4,533
     Rest of World.............................................................              9,668                    5,269
                                                                                    -------------------      -------------------
     Total.....................................................................            $17,102                   $9,802
                                                                                    ===================      ===================

NOTE 5 - SUBSEQUENT EVENTS

     In April 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce costs, in response to a recent decrease in demand for its products and services. This restructuring plan includes a reduction in its workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As a result of this restructuring, WatchGuard expects to incur a one-time charge of approximately $1.5 to $2.0 million during the second quarter of 2001.

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

Forward-Looking Statements

     Our disclosure and analysis in this quarterly report on Form 10-Q contain forward-looking statements, which provide our current expectations or forecasts of future events. We use words such as "anticipates," "believes," "expects," "future" and "intends," and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. Forward-looking statements include statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. They are subject to known and unknown risks and uncertainties and inaccurate assumptions that could cause our actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described under "Factors Affecting Our Operating Results, Our Business and Our Stock Price."
You should not unduly rely on these forward-looking statements, which apply only as of the date of this quarterly report. We undertake no obligation to update any forward-looking statements to reflect new information, circumstances or events after the date of this report.

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

     . In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for SOHOs.

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

     . In February 2001, we announced the introduction of our ServerLock products, which we began shipping in the first quarter of 2001.

     . In May 2001, we introduced a higher performance third-generation security appliance targeted at the larger enterprise and the large internet-distributed enterprise markets.

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

     Product revenues include the perpetual software license fees for our Firebox System and the sale of our security appliance as part of our security solutions; the sales of software options, such as VPN; the sales of our network operations center, or NOC, security suite software license and our security appliance as part of LiveSecurity for MSS; and the sales of our new ServerLock products.

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

     We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenues upon shipment, we defer revenues on product sales for two of our major distributors until these distributors have sold the product to their customers. Service subscription revenues are recognized ratably on a monthly basis, generally over periods ranging between one and two years.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                ----------------------------------------
                                                                                       2001                   2000
                                                                                -----------------      -----------------
Revenues:
 Product....................................................................             77.7 %                 86.7 %
 Service....................................................................             22.3                   13.3
                                                                                -----------------      -----------------
    Total revenues..........................................................            100.0                  100.0

Cost of revenues:
 Product....................................................................             30.8                   31.5
 Service....................................................................              8.0                    4.4
                                                                                -----------------      -----------------
    Total cost of revenues..................................................             38.8                   35.9
                                                                                -----------------      -----------------
Gross margin................................................................             61.2                   64.1

Operating expenses:
 Sales and marketing........................................................             47.8                   56.7
 Research and development...................................................             30.8                   25.7
 General and administrative.................................................             10.9                   11.8
 Stock-based compensation...................................................             26.5                    2.4
 Amortization of  goodwill, purchased technology and other
     intangible assets acquired.............................................             15.9                    3.8
                                                                                -----------------      -----------------
    Total operating expenses................................................            131.9                  100.4
                                                                                -----------------      -----------------
Operating loss..............................................................            (70.7)                 (36.3)
Interest income, net........................................................              9.9                    8.8
                                                                                -----------------      -----------------
Loss before income taxes....................................................            (60.8)                 (27.5)
Provision for income taxes..................................................              0.5                    0.0
                                                                                -----------------      -----------------
Net loss....................................................................            (61.3)%                (27.5)%
                                                                                =================      =================

     Beginning in the fourth quarter of 2000 and continuing through the first quarter of 2001, we saw a general downturn in the global economy, which has affected the demand for our products and services. We generated revenues of $17.1 million in the first quarter of 2001, an increase of 74% from $9.8 million in revenues for the first quarter of 2000 and a decrease of 14% from $19.9 million in revenues for the fourth quarter of 2000. Our net loss for the first quarter of 2001 was ($10.5 million), or ($0.40) per share, compared to a net loss of ($2.7 million), or ($0.13) per share, for the first quarter of 2000.
Our net loss was adversely affected by amortization of intangibles and deferred stock-based compensation primarily related to our purchase of Qiave in October 2000 as well as a reduction in revenues for the first quarter of 2001 as compared to the fourth quarter of 2000. The decrease in revenues between the fourth quarter of 2000 and the first quarter of 2001 and the resulting operating loss for the three month period ended March 31, 2001 is a result of the current economic slowdown, which has caused a deferral or decrease in capital spending for information technology products.

     On April 4, 2001, we announced a restructuring plan designed to streamline operations and reduce costs and better align our infrastructure to near-term reduced revenue volumes. We have streamlined WatchGuard's operations to focus on our core business of firewalls, VPNs and server security for business customers. As part of this reorganization, we have exited the consumer business which includes various OEM agreements and reduced our staff by approximately 50 people, or 16% of our workforce. We have also consolidated our development and product marketing activities into product-specific areas to better focus on our business customers. We believe that the staff reduction, which impacted all functional areas of the company, will allow us to reduce our break-even point to drive improved profitability. We will continue to invest in the research and development efforts necessary to ensure we maintain our leadership position in providing enterprises with Internet security and VPN solutions that are easy to install and manage.

Three Months Ended March 31, 2001 and 2000

Revenues

     Total revenues, which consist of product revenues and service revenues, increased from $9.8 million in the three months ended March 31, 2000 to $17.1 million in the three months ended March 31, 2001, an increase of 74%. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 54% of total revenues in the three months ended March 31, 2000 and 57% in the three months ended March 31, 2001. In the first quarter of 2000, no one customer accounted for more than 10% of total revenues. However, in the first quarter of 2001, worldwide revenues from one of our distributors, Ingram Micro, Inc., were $2.4 million, or 14% of total revenues.

     Product revenues include: (1) perpetual software license fees for our Firebox System and the sale of our security appliance as part of our security solutions; (2) sales of software options, such as VPN; (3) sales of our NOC, security suite software license and our security appliance as part of LiveSecurity for MSS; and (4) sales from our new ServerLock product line, which is based on technology acquired in conjunction with our purchase of Qiave. Product revenues increased from $8.5 million in the three months ended March 31, 2000 to $13.3 million in the three months ended March 31, 2001, an increase of 56%. Our sales volume and growth rate of product revenues was lower than expected in the first quarter 2001 as compared to the prior quarter, but lower sales and growth was somewhat offset by increased service revenues and a broader subscription base. As a result, product revenues as a percentage of total revenues decreased from 87% in the three months ended March 31, 2000 to 78% in the three months ended March 31, 2001. Given the current economic uncertainty and slowdown in capital spending, it is difficult to predict revenue levels in future quarters, which may be more variable than usual.

     Service revenues include the annual fee for our LiveSecurity broadcast service, which is sold as part of the Firebox System and LiveSecurity for MSS. Service revenues increased from $1.3 million in the three months ended March 31, 2000 to $3.8 million in the three months ended March 31, 2001, an increase of 192%. As a percentage of total revenues, service revenues increased from 13% in the three months ended March 31, 2000 to 22% in the three months ended March 31, 2001, which reflects an increased base of customers renewing their LiveSecurity service subscriptions, and a reduced growth rate for product sales.

     We have established a returns and allowances reserve to address the return rights and pricing protection rights of some of our customers. The provision for sales returns and allowances was $209,000, or 2% of total revenues before returns and allowances, in the three months ended March 31, 2000 and $1.3 million, or 7% of total revenues, before returns and allowances, in the three months ended March 31, 2001. The increase in the provision as a percentage of total revenues reflects the expected return rates of current products that may originate from the introduction of new products we are introducing during the second quarter of 2001. We expect to continue to introduce new products each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

     Total cost of revenues, which includes product and service costs, increased from $3.5 million in the three months ended March 31, 2000 to $6.6 million in the three months ended March 31, 2001, an increase of 89%. As a percentage of total revenues, cost of revenues increased from 36% in the three months ended March 31, 2000 to 39% in the three months ended March 31, 2001. Gross margins are impacted by various factors, including the volume discount level contained in our channel partner agreements, the cost of our Firebox appliances, the mix of product and service sales, which may include hardware and software products and service subscriptions or both, the cost of royalties associated with our products, and the costs of our technical support organization and LiveSecurity Service.

     Cost of product revenues, which includes the cost of manufacturing our security appliance, product packaging and third-party product licensing fees, increased from $3.1 million in the three months ended March 31, 2000 to $5.3 million in the three months ended March 31, 2001, an increase of 70%. The increase was primarily due to greater sales volume. As a percentage of total revenues, cost of product revenues decreased from 32% in the three months ended March 31, 2000 to 31% in the three months ended March 31, 2001. Cost of product revenues as a percentage of total product revenues increased from

36% in the three months ended March 31, 2000 to 39% in the three months ended March 31, 2001. The increase in cost of product revenues as a percentage of product revenues primarily reflects lower sales volume and a change in product mix, in which the sales volume of some of our lower-margin products increased on a relative basis from the first quarter of 2000 as compared to the first quarter of 2001. We expect product mix changes which will result from the addition of software products such as ServerLock, to have a positive impact on gross margins. Cost savings and product mix changes that improve gross margins, however, may be offset in the short term by heightened price competition. In addition, we recently introduced several new products and plan to introduce additional new products in the future. In the near term, we expect our gross margins to be approximately 60% as we introduce our new products and liquidate inventories related to older products. We expect gross margins to gradually improve during the latter half of 2001 as a result of increased revenues generated from sales of higher-margin software products and expected reductions in manufacturing costs.

     Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, increased from $432,000 in the three months ended March 31, 2000 to $1.4 million in the three months ended March 31, 2001, an increase of 219%. As a percentage of total revenues, cost of service revenues increased from 4% in the three months ended March 31, 2000 to 8% in three months ended March 31, 2001. As a percentage of total service revenues, cost of service revenues increased from 33% in the first quarter of 2000 to 36% in the first quarter of 2001. This increase reflects an investment in our customer support organization to assist the growing number of customers who are implementing VPNs in a more complex environment, as well as a broader customer base. We expect service costs to continue to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase.

Operating Expenses

     Sales and Marketing.   Sales and marketing expenses include salaries,
commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Total sales and marketing expenses increased from $5.6 million in the three months ended March 31, 2000 to $8.1 million in the three months ended March 31, 2001, an increase of 47%. As a percentage of total revenues, sales and marketing expenses decreased from 57% in the three months ended March 31, 2000 to 48% in the three months ended March 31, 2001. The dollar increase in sales and marketing expenses was primarily due to recruiting and supporting a greater number of current and prospective resellers and distributors and, to a lesser extent, to increased efforts to establish brand recognition of our products and services. Specifically, major components of the increase included

     . an increase in salaries, commissions, recruiting and related expenses from $2.1 million to $2.9 million;

     . an increase in variable marketing costs from $2.3 million to $2.7 million; and

     . an increase in travel, annual sales conferences and related expenses from $859,000 to $1.7 million.

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

     Because we expect our sales and marketing expenses, as well as the other expenses we describe below, to increase at a slower rate than revenues, we expect to see a gradual reduction over time in each of these types of expenses as a percentage of total revenues.

     Research and Development. Research and development expenses include salaries, noncapitalized equipment and software tools, depreciation from capital equipment and software, nonrecurring costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses increased from $2.5 million in the three months ended March 31, 2000 to $5.3 million in the three months ended March 31, 2001, an increase of 109%. As a percentage of total revenues, research and development expenses increased from 26% in the three months ended March 31, 2000 to 31% in the three months ended March 31, 2001. The increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our Firebox System and Live Security for MSS product lines, including our SOHO and ServerLock products, and our efforts to respond to new and emerging worldwide Internet security threats through our LiveSecurity Service. Specifically, major components of the increase included

     . an increase in payroll and related expenses from $1.7 million to $3.4 million, a portion of which is related to the acquisition of Qiave and resulting costs of development personnel within our ServerLock products organization; and

     . an increase in consulting and security appliance prototype engineering costs from $243,000 to $696,000, reflecting increased expenses for enhancements of our existing products and costs related to future expansion of our product offerings in 2001.

     We will continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings, develop new products and enhance our rapid response team, which analyzes and addresses Internet security threats, and our advisory council, which provides continuing education and editorials on Internet security.

     General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $1.2 million in the three months ended March 31, 2000 to $1.9 million in the three months ended March 31, 2001, an increase of 62%. As a percentage of total revenues, general and administrative expenses decreased from 12% in the three months ended March 31, 2000 to 11% in the three months ended March 31, 2001.
The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations and costs associated with being a public company, an increase in payroll and related expenses and increases in other general and administrative areas such as bad debt. Specifically, major components of the increase included

     .  an increase in payroll and related expenses from $517,000 to $884,000;
        and

     . an increase in bad debt expense from $102,000 to $276,000. As a percent of total revenues, bad debt expenses increased from 1.0% in the three months ended March 31, 2000 to 1.6% in the three months ended March 31, 2001, reflecting both an increase in risk associated with a broader customer base and the uncertain economy.

     Stock-based Compensation. Stock-based compensation arises from amortization of previously deferred stock-based compensation over the vesting periods of the common stock subject to repurchase and stock options. Stock-based compensation expense was $236,000 in the three months ended March 31, 2000 and $4.5 million in the three months ended March 31, 2001. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative was $51,000, $164,000 and $21,000 in the three months ended March 31, 2000 and $12,000, $4.4 million, and $67,000 in the three months ended March 31, 2001.

     Deferred stock-based compensation is recorded as a component of stockholders' equity as the difference between the exercise price of options and the fair value of our common stock on the date of grant, and for the value of common stock subject to repurchase that we issued in connection with our 1999 acquisition of BeadleNet and our October 2000 acquisition of Qiave. We recorded $19.3 million of deferred stock-based compensation in 2000 in connection with the Qiave acquisition, which included charges related to the issuance of common stock subject to repurchase and the assumption of unvested Qiave employee stock options outstanding at the time of the merger. We recorded $912,000 of deferred stock-based compensation in 1999, which included charges related to the BeadleNet acquisition.

     Amortization of goodwill, purchased technology and other intangible assets acquired. Amortization of goodwill, purchased technology and other intangibles consists of the amortization of goodwill and other intangibles related to our acquisitions of BeadleNet in 1999 and Qiave in 2000. The intangible assets recorded in connection with the above acquisitions, including goodwill and purchased technology, are being amortized on a straight-line basis over useful lives ranging from two to five years. We recorded amortization charges related to these assets of $368,000 in the three months ended March 31, 2000, and $2.7 million in the three months ended March 31, 2001. The increase in amortization in 2001 resulted primarily from recording amortization of intangibles associated with our acquisition of Qiave in October 2000.

Interest Income (Expense)

     Interest income is generated from the investment of proceeds from the sale of common stock in our initial public offering in 1999 and our public offering in February 2000. Interest income increased from $911,000 in the three months ended March 31, 2000 to $1.8 million in the three months ended March 31, 2001. This increase resulted primarily from the full quarter's investment of the proceeds of our public offering in 2000, in addition to the investment of the proceeds from our initial public offering. Interest income was offset slightly by interest expense of $48,000 for the three months ended March 31, 2000 and $73,000 for the three months ended March 31, 2001.

Income Taxes

     Income tax expense of $84,000 for the three months ended March 31, 2001 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $135.5 million as of March 31, 2001. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under
Section 382 of the Internal Revenue Code.

Quarterly Results of Operations

     The following tables provide our unaudited results of operations both in dollar amounts and expressed as a percentage of total revenues for each quarter in the five-quarter period ended March 31, 2001. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                                                                  Three Months Ended
                                                      -------------------------------------------------------------------------
                                                       Mar. 31,      Dec. 31,      Sept. 30,        June 30,          Mar. 31,
                                                         2001          2000          2000             2000              2000
                                                      ----------    ----------    -----------      -----------       ----------
                                                                                     (In thousands)
Consolidated Statement of Operations Data:
Revenues:
 Product...........................................    $ 13,284      $ 16,734       $ 14,782         $ 12,000         $ 8,494
 Service...........................................       3,818         3,192          2,453            1,740           1,308
                                                      ----------    ----------    -----------      -----------       ----------
  Total revenues...................................      17,102        19,926         17,235           13,740           9,802

Cost of revenues:
 Product...........................................       5,267         6,137          5,363            4,341           3,091
 Service...........................................       1,376         1,174            824              557             432
                                                      ----------    ----------    -----------      -----------       ----------
  Total cost of revenues...........................       6,643         7,311          6,187            4,898           3,523
                                                      ----------    ----------    -----------      -----------       ----------
Gross margin.......................................      10,459        12,615         11,048            8,842           6,279

Operating expenses:
 Sales and marketing...............................       8,171         6,838          5,849            5,967           5,559
 Research and development..........................       5,271         4,704          3,413            3,262           2,521
 General and administrative........................       1,870         1,895          1,703            1,249           1,154
 Stock-based compensation..........................       4,520         7,750            193              228             236
 Acquired in-process technology and amortization
  of goodwill, purchased technology
  and other intangible assets acquired.............       2,724         7,123            368              368             368
                                                      ----------    ----------    -----------      -----------       ----------
  Total operating expenses.........................      22,556        28,310         11,526           11,074           9,838
                                                      ----------    ----------    -----------      -----------       ----------
Operating loss.....................................     (12,097)      (15,695)          (478)          (2,232)         (3,559)
Interest income, net...............................       1,701         1,986          1,812            1,854             863
                                                      ----------    ----------    -----------      -----------       ----------
Income (loss) before income taxes..................     (10,396)      (13,709)         1,334             (378)         (2,696)
Provision for income taxes.........................          84           215             --               --              --
                                                      ----------    ----------    -----------      -----------       ----------
Net income (loss)..................................    $(10,480)     $(13,924)      $  1,334         $   (378)        $(2,696)
                                                      ==========    ==========    ===========      ============      ==========

                                                                                   Three Months Ended
                                                        ---------------------------------------------------------------------------
                                                          Mar. 31,        Dec. 31,       Sept. 30,        June 30,        Mar. 31,
                                                            2001            2000            2000            2000            2000
                                                        ------------    ------------    ------------    ------------    -----------
Consolidated Statement of Operations Data:
Revenues:
 Product...........................................          77.7 %         84.0 %         85.8 %           87.3 %         86.7 %
 Service...........................................          22.3           16.0           14.2             12.7           13.3
                                                        ------------    ------------    ------------    ------------    -----------
  Total revenues...................................         100.0          100.0          100.0            100.0          100.0

Cost of revenues:
 Product...........................................          30.8           30.8           31.1             31.6           31.5
 Service...........................................           8.0            5.9            4.8              4.1            4.4
                                                        ------------    ------------    ------------    ------------    -----------
  Total cost of revenues...........................          38.8           36.7           35.9             35.6           35.9
                                                        ------------    ------------    ------------    ------------    -----------
Gross margin.......................................          61.2           63.3           64.1             64.4           64.1

Operating expenses:
 Sales and marketing...............................          47.8           34.3           33.9             43.4           56.7
 Research and development..........................          30.8           23.6           19.8             23.7           25.7
 General and administrative........................          10.9            9.5            9.9              9.1           11.8
 Stock-based compensation..........................          26.5           38.9            1.1              1.7            2.4
 Acquired in-process technology and amortization
  of goodwill, purchased technology
   and other intangible assets acquired........              15.9           35.7            2.1              2.7            3.8
                                                        ------------    ------------    ------------    ------------    -----------
  Total operating expenses.........................         131.9          142.1           66.9             80.6          100.4
                                                        ------------    ------------    ------------    ------------    -----------
Operating loss.....................................         (70.7)         (78.8)          (2.8)           (16.2)         (36.3)
Interest income, net...............................           9.9           10.0           10.5             13.5            8.8
                                                        ------------    ------------    ------------    ------------    -----------
Income (loss) before income taxes..................         (60.8)         (68.8)           7.7             (2.8)         (27.5)
Provision for income taxes.........................           0.5            1.1            0.0              0.0            0.0
                                                        ------------    ------------    ------------    ------------    -----------
Net income (loss)..................................         (61.3)%        (69.9)%          7.7 %           (2.8)%        (27.5)%
                                                        ============    ============    ============    ============    ===========

     As discussed above, we believe that global economic challenges and a deceleration in corporate information technology spending have deferred the
demand for our products and services.   Like most companies in the technology
sector, we experienced a downturn in revenues during the quarter. Revenues of $17.1 million for the first quarter of 2001 were significantly lower than revenues of $19.9 million which were recorded for the previous quarter. Both revenues and our quarterly operating results were negatively impacted by the economic slowdown worldwide and an overall reduction in capital spending. Revenue levels in future quarters are difficult to predict given the current business climate, however, and may be more variable than usual.

     We have, in general, maintained our product gross margins over the past year as we gained efficiencies in the production of our security appliances and introduced product options with higher gross margins. However, gross margins in first quarter of 2001 and the fourth quarter of 2000 were negatively impacted by lower sales volumes and our sales product mix, in which lower-margin products comprised a greater percentage of overall revenues. In addition, competitive selling pressures in future quarters could adversely impact on our gross margins. Finally, we have continued to make significant investments in our customer support organization, leading to an overall increase in the cost of service revenues. While these investments had a negative short-term impact on our gross margins during recent quarters, we believe they are required to meet the needs of our expanding customer base, and that service margins will improve as our LiveSecurity subscription base expands.

     We also have continued to make large investments in our sales and marketing organization, as reflected in the increased expenditure levels during the first quarter of 2001 and the fourth quarter of 2000. In addition, our first-quarter expenses included significant charges associated with our annual sales and partner conferences. Other significant increases in operating expenses during these two quarters, including research and development, stock-based compensation, and the amortization of intangibles, were primarily related to our acquisition of Qiave in October 2000. While our operating expenses, excluding amortization of goodwill, intangibles and stock-based compensation, have continued to increase over time in dollar amounts, these expenses continued to decrease as a percentage of total revenues until the fourth quarter of 2000. Increased operating expenses as a percentage of total revenues during the first quarter of 2001, compared to previous quarters, resulted from the decrease in revenues discussed above.

     In light of the current economic slowdown and the uncertainty of market conditions, we have implemented programs to increase efficiencies and reduce costs within all areas of our organization, in an effort to better align our expenses with near-term revenue projections. These programs include the reduction in workforce discussed earlier, as well as a consolidation of excess facilities and related fixed asset charges. Our quarterly operating results have fluctuated significantly in the past and will probably continue to fluctuate.

Liquidity and Capital Resources

     We have financed our operations primarily through proceeds from private placements of preferred stock and, more recently, proceeds from our initial public offering in July 1999 and our follow-on public offering in February 2000. To date, net proceeds from our private placements and public offerings have totaled approximately $144.0 million.

     Through the first quarter of 2001, we had a working capital revolving line of credit with a bank, secured by our accounts receivable. The line of credit provided for borrowings not greater than $5.0 million or the amount of the borrowing base. As of March 31, 2001, we had no borrowings on this line of credit. However, our borrowing limit of $5.0 million as of March 31, 2001 was reduced by a $3.0 million unconditional letter of credit we issued to our landlord in September 2000 in conjunction with our building lease for our corporate headquarters. Currently, our letter of credit is collateralized by investments with our bank. We have chosen not to renew our line of credit, which expired in April 2001.

     As of March 31, 2001, we had $114.8 million in cash, cash equivalents and securities available for sale, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of March 31, 2001 was $115.4 million.

     Operating activities

     Our operating activities resulted in net cash outflows of $3.5 million in the three months ended March 31, 2000 and $1.4 million in the three months ended March 31, 2001. The operating cash outflows during these periods resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $1.2 million for the three months ended March 31, 2000 and $9.3 million for the three months ended March 31, 2001. These noncash charges were primarily associated with the amortization of goodwill and other intangibles, depreciation and amortization of capital assets, provisions for bad debts and sales returns and allowances, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. Cash utilized by working capital components for operating activities was $2.0 million for the three months ended March 31, 2000 and $207,000 for the three months ended March 31, 2001. In the three-month period ended March 31, 2001, there were large fluctuations within some major working capital components, as described below:

     (a) Receivables decreased from $15.3 million at December 31, 2000 to $12.3 million at March 31, 2001, reflecting the decrease in revenues from $19.9 million for the three months ended December 31, 2000 to $17.1 million for the three months ended March 31, 2001. Days sales outstanding, or DSOs, were 69 days at December 31, 2000 and 65 days at March 31, 2001, as calculated on a quarterly basis. DSOs are impacted by the payment terms contained in our customer contracts, linearity in revenues in any particular quarter and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. The decrease in DSOs for the first quarter of 2001 as compared to the fourth quarter of 2000 primarily reflects changes in our customer sales mix during the first quarter. Based on the current sales mix, the resulting timing differences arising from varying payment terms in our customer agreements, the linearity of revenues in any particular quarter and the growth of deferred revenue, we expect our DSOs to generally range from 55 days to 70 days.

     (b) Sales reserves for returns and allowance reserves were $965,000 at December 31, 2000 and $1.5 million at March 31, 2001, reflecting our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. We increased the sales reserve during the first quarter of 2001 to reflect the potential for increased returns and pricing adjustments associated with new products introduced in May 2001 and products we expect to introduce which would follow in subsequent months. The reserve will continue to fluctuate from time to time depending on the timing of product introductions and pricing program changes.

     (c) Inventories decreased from $7.0 million at December 31, 2000 to $6.1 million at March 31, 2001. While inventory levels at March 31, 2001 were higher than we anticipated, due to lower-than-expected revenues, the overall decrease in inventory reflects planned changes in inventory levels and a slowdown in manufacturing in preparation for our new product introductions. We maintain a reserve for inventory obsolescence and will continue to analyze the adequacy of our reserves on a periodic basis.

     (d) Accounts payable and accrued expenses decreased from $11.7 million at December 31, 2000 to $8.5 million at March 31, 2001. This decrease resulted primarily from the timing of inventory purchases and other expenditures during the fourth quarter of 2000 as compared to the first quarter of 2001.

     (e) Deferred revenue increased from $11.9 million at December 31, 2000 to $12.9 million at March 31, 2001, an increase of 8%. This increase reflects the deferral of revenue from bundled LiveSecurity subscriptions included in new product revenues and renewals of LiveSecurity subscriptions.

     Investing activities

     Cash used in investing activities was $39.3 million in the three months ended March 31, 2000 and cash provided by investing activities was $5.2 million in the three months ended March 31, 2001. These activities primarily relate to short-term investing activity of the proceeds received from our public offerings, and capital expenditures for equipment and furniture.

     Financing activities

     Cash provided by financing activities totaled $91.2 million in the three months ended March 31, 2000 and $1.2 million in the three months ended March 31, 2001. We received $90.4 million in proceeds from a public offering in the first
quarter of 2000.   We received cash in both periods from the exercise of
employee stock options and the purchase of common stock through our employee stock purchase plan.

     We believe that existing cash and securities balances will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential acquisitions or technology investments for at least the next 12 months. However, if the underlying assumed levels of spending for the potential acquisition of or investment in complementary businesses or technologies prove to be inaccurate, we may need to seek additional funding before that time through public or private financings or other arrangements.

Unaudited Pro Forma Operating Results

     Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our pro forma results for the three-month periods ended March 31, 2000 and 2001.

                                                                   Three months ended March 31,
                                                                  -------------------------------
                                                                     2001                 2000
                                                                  -----------         -----------
Net loss................................................           $(10,480)            $(2,696)
Adjustments to reconcile net loss in the financial
 statements to pro forma net loss:
     Stock-based compensation...........................              4,520                 236
     Amortization of goodwill, purchased technology and
      other intangibles.................................              2,724                 368
                                                                  -----------         -----------
Pro forma net loss......................................           $ (3,236)            $(2,092)
                                                                  -----------         -----------
Pro forma basic and diluted net loss per share:                    $  (0.12)            $ (0.10)
                                                                  ===========         ===========

Shares used in calculating pro forma basic and diluted
    net loss per share:.................................             26,348              21,243
                                                                  ===========         ===========

-------------------

Pro forma information is presented for informational purposes only and is not prepared in accordance with generally accepted accounting principles. Pro forma results

     . exclude the amortization of goodwill, purchased technology and other intangibles arising from WatchGuard's acquisition of BeadleNet in October 1999 and Qiave in October 2000; and

     . exclude noncash stock-based compensation expenses originating from employee stock options granted at less than fair value, stock options granted to consultants and certain restricted common stock and common stock subject to repurchase issued in connection with the BeadleNet and Qiave acquisitions.

FACTORS AFFECTING OUR OPERATING RESULTS, OUR BUSINESS AND OUR STOCK PRICE

     In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be harmed and the trading price of our common stock could decline.

We have incurred losses in the past and may not achieve or sustain consistent profitability, which could result in a decline in the value of our common stock.

     Since inception through the first quarter of 2001, we incurred net losses and experienced negative cash flows from operations in each quarter, except for the third quarter of 2000. As of March 31, 2001, we had an accumulated deficit of approximately $56.1 million. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. Moreover, we currently expect to increase our operating expenses significantly in connection with

     .  expanding into new geographic markets;

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

     Our quarterly and yearly operating results have varied widely in the past and will probably continue to fluctuate. For this reason, we believe that period-to-period comparisons of our operating results may not be meaningful. In addition, our limited operating history makes predicting our future performance difficult. In the fourth quarter of 2000 and the first quarter of 2001, our operating results fell below the expectations of securities analysts and investors and our operating results for a future quarter or year may again fail to meet market expectations. This could result in a decline in our stock price.

     Beginning in the fourth quarter of 2000 and continuing through the first quarter of 2001, we saw a general economic downturn in the U.S. economy, and more recently, the worldwide economy, which has affected the demand for our products and services. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or spreads to other geographic regions, the Internet security industry and demand for our products and services are likely to be adversely affected and could result in a decline in our stock price.

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

If potential customers do not accept our Firebox and ServerLock products and related LiveSecurity services, our business will not succeed.

     We currently expect all future revenues to be generated through sales of our Firebox and ServerLock products and related LiveSecurity services, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers and ISPs and other managed service providers, to obtain and retain customers. Some of our Firebox and ServerLock products and related LiveSecurity services, however, are relatively new and unproven. The broadcast portion of our LiveSecurity solution has been available only since February 1999, our Firebox products for SOHOs and telecommuters have been available only since February 2000 and our ServerLock products were launched under the WatchGuard brand only in February 2001. To receive our LiveSecurity Service, enterprises will be required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel partners, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date. Because our LiveSecurity Service is relatively new, we cannot accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

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

     . assumption of known and unknown liabilities, higher-than-expected acquisition and integration costs and charges against earnings;

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

     We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on their performance. Our channel partners have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. In the first quarter of 2001, two channel partners, Ingram Micro and Tech Data, together accounted for 23% of our revenues. The loss of one of these distributors, a reduction in their sales or a loss or reduction in sales involving one or more other channel partners, particularly if the reduction results in increased sales of competitive products, could harm our business.

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

     We provide some of our channel partners with product return rights for stock rotation. We also provide some of our channel partners with price protection rights for their inventories, which they may exercise if we lower our prices for those products. We may experience significant returns and price adjustments for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. In September 1998, for example, when we introduced the Firebox II security appliance, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances for the years ended December 31, 1998, 1999, and 2000, were $1.7 million, $1.1 million and $1.9 million, or 13%, 5% and 3% of total revenues before returns and allowances. The provision for returns and allowances was $209,000 or 2% of total revenues before returns and allowances for the three month period ended March 31, 2000 and $1.3 million, or 7% of total revenues before returns and allowances, for the three months ended March 31, 2001. While we increased our provision for returns and allowances during the first quarter of 2001 to reflect the potential for increased returns and pricing adjustments associated with new products introduced in May 2001 and products we expect to introduce which would follow in subsequent months, the provision may still be inadequate.

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

     Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 35% of our revenues in 1998, 50% in 1999, 55% in 2000 and 57% in the first three months of 2001. The failure of our channel partners to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

     .  cost of customizing products for foreign countries;

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk

     We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents and debt securities available for sale consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer, with the exception of treasury securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, and our investments have an average maturity of one year or less. These securities are subject to interest-rate risk and will decrease in value if interest rates increase. The fair value of our investment portfolio or related income would not be significantly impacted by a 100-basis-point increase or decrease in interest rates, due primarily to the short-term nature of most of our investment portfolio.

     Foreign Currency Risk

     All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the first quarter of 2001 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds
     ---------------

     On February 15, 2000 our registration statement on Form S-1 for our public offering, file number 333-95049, became effective. The offering terminated as a result of all of the shares offered being sold. After accounting for approximately $5.3 million in underwriting discounts and commissions and $600,000 in other expenses, we received proceeds of approximately $90.4 million.

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

    10.1  2000 Stock Option Plan, as amended January 9, 2001.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2001                           WATCHGUARD TECHNOLOGIES, INC



                                       By:  /s/ Michael E. McConnell
                                           ---------------------------------
                                           Michael E. McConnell

                                           Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)