Form 10-Q
period 2001-06-30
WATCHGUARD TECHNOLOGIES INC
filed 2001-08-13
CIK 1062019

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarterly period ended                            Commission File Number
June 30, 2001                                             000-26819
-------------                                             ---------


                         WATCHGUARD TECHNOLOGIES, INC.
                         -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                       91-1712427
-------------------------------             ------------------------------------
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

          26,953,177 shares of WatchGuard common stock were outstanding as of August 1, 2001.

                         WATCHGUARD TECHNOLOGIES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................   3

         -  Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.............................   3

         -  Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000...   4

         -  Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.............   5

         -  Notes to Consolidated Financial Statements........................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................  30

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................................................  31

Item 6.  Exhibits and Reports on Form 8-K.....................................................................  31

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         WATCHGUARD TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except share data)

                                                                                     June 30,           December 31,
                                                                                       2001                 2000
                                                                                 ---------------      ---------------
                                    ASSETS
Current assets:
 Cash and cash equivalents....................................................... $       21,813       $       13,837
 Securities available for sale...................................................         92,255              101,278
 Trade accounts receivable, net..................................................         13,369               15,271
 Inventories, net................................................................          5,132                7,026
 Prepaid expenses and other receivables..........................................          4,215                3,178
                                                                                 ---------------      ---------------
  Total current assets...........................................................        136,784              140,590
Property and equipment, net......................................................          7,539                7,341
Goodwill.........................................................................         30,274               33,947
Other intangibles and other assets...............................................         12,319               14,052
                                                                                 ---------------      ---------------
Total assets..................................................................... $      186,916       $      195,930
                                                                                 ===============      ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable................................................................ $        5,838       $        7,256
 Accrued expenses................................................................          5,195                4,395
 Deferred revenue................................................................         14,940               11,874
                                                                                 ---------------      ---------------
Total current liabilities........................................................         25,973               23,525

Stockholders' equity:
 Preferred stock, $0.001 par value:
   Authorized shares:  10,000,000
   No shares issued and outstanding..............................................             --                   --
 Common stock, $0.001 par value:
   Authorized shares:  80,000,000
   Shares issued and outstanding:  26,932,054 at June 30, 2001 and
      26,287,072 at December 31, 2000............................................             27                   26
 Additional paid-in capital......................................................        230,842              230,591
 Deferred stock-based compensation...............................................         (3,720)             (12,387)
 Accumulated other comprehensive gain (loss).....................................            279                 (222)
 Accumulated deficit.............................................................        (66,485)             (45,603)
                                                                                 ---------------      ---------------
Total stockholders' equity.......................................................        160,943              172,405
                                                                                 ---------------      ---------------
Total liabilities and stockholders' equity....................................... $      186,916       $      195,930
                                                                                 ===============      ===============

__________________________________
See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (In thousands, except per share data)


                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                      ------------------------------------    ------------------------------------
                                                             2001                2000                2001                2000
                                                      ----------------    ----------------    ----------------    ----------------
Revenues:
 Product...........................................   $         13,255    $         12,000    $         26,539    $         20,494
 Service...........................................              4,253               1,740               8,071               3,048
                                                      ----------------    ----------------    ----------------    ----------------
    Total revenues.................................             17,508              13,740              34,610              23,542

Cost of revenues:
 Product...........................................              5,425               4,341              10,692               7,432
 Service...........................................              1,558                 557               2,934                 989
                                                      ----------------    ----------------    ----------------    ----------------
    Total cost of revenues.........................              6,983               4,898              13,626               8,421
                                                      ----------------    ----------------    ----------------    ----------------
Gross margin.......................................             10,525               8,842              20,984              15,121

Operating expenses:
 Sales and marketing (1)...........................              7,690               5,967              15,861              11,526
 Research and development (2)......................              4,740               3,262              10,011               5,782
 General and administrative (3)....................              1,865               1,249               3,735               2,404
 Stock-based compensation..........................              2,546                 228               7,066                 464
 Amortization of  goodwill, purchased technology
  and other intangible assets acquired.............              2,724                 368               5,448                 736
 Restructuring charges.............................              2,900                  --               2,900                  --
                                                      ----------------    ----------------    ----------------    ----------------
     Total operating expenses......................             22,465              11,074              45,021              20,912
                                                      ----------------    ----------------    ----------------    ----------------
Operating loss.....................................            (11,940)             (2,232)            (24,037)             (5,791)
Interest income, net...............................              1,622               1,854               3,323               2,717
                                                      ----------------    ----------------    ----------------    ----------------
Loss before income taxes...........................            (10,318)               (378)            (20,714)             (3,074)
                                                      ----------------    ----------------    ----------------    ----------------
Provision for income taxes.........................                 84                  --                 168                  --
                                                      ----------------    ----------------    ----------------    ----------------
Net loss...........................................   $        (10,402)   $           (378)   $        (20,882)   $         (3,074)
                                                      ================    ================    ================    ================
Basic and diluted net loss per share...............   $          (0.39)   $          (0.02)   $          (0.79)   $          (0.14)
                                                      ================    ================    ================    ================
Shares used in calculation of basic and diluted
 net loss per share................................             26,673              23,160              26,467              22,223
                                                      ================    ================    ================    ================

__________________________________
(1) Sales and marketing expenses exclude amortization of stock-based compensation of $104,000 and $48,000 for the three months ended June 30, 2001 and 2000, respectively and $171,000 and $100,000 for the six months ended June 30, 2001 and 2000, respectively.
(2) Research and development expenses exclude amortization of stock-based compensation of $2,431,000 and $160,000 for the three months ended June 30, 2001 and 2000, respectively and $6,872,000 and $323,000 for the six months ended June 30, 2001 and 2000, respectively.
(3) General and administrative expenses exclude amortization of stock-based compensation of $11,000 and $20,000 for the three months ended June 30, 2001 and 2000, respectively and $23,000 and $41,000 for the six months ended June 30, 2001 and 2000, respectively.

See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                 ---------------------------------------------
                                                                                         2001                      2000
                                                                                 -------------------      --------------------
OPERATING ACTIVITIES:
 Net loss........................................................................ $          (20,882)      $            (3,074)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of property and equipment.......................              1,074                       588
   Amortization of goodwill and other intangible assets..........................              5,448                       736
   Amortization of stock-based compensation......................................              7,066                       464
   Provision for sales returns and allowances....................................              2,097                       879
   Provision for bad debt expense................................................                511                       190
   Non-cash stock based compensation restructuring charges.......................                579                        --
   Changes in operating assets and liabilities:
     (Increase) in trade accounts receivable.....................................               (706)                   (5,998)
     (Increase) decrease in inventories..........................................              1,894                    (3,326)
     (Increase) in prepaid expenses and other receivables........................             (1,037)                   (1,677)
     (Increase) in goodwill, intangibles and other assets........................                (42)                       (7)
     Increase in accrued restructuring charges...................................              1,074                        --
     Increase (decrease) in accounts payable and accrued expenses................             (1,692)                    3,752
     Increase in deferred revenue................................................              3,066                     3,483
                                                                                 -------------------      --------------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (1,550)                   (3,990)

INVESTING ACTIVITIES:
 Purchases of equipment and furniture and other..................................             (1,272)                     (813)
 Proceeds from sale and maturity of marketable securities........................            108,853                    17,618
 Purchases of marketable securities..............................................            (99,329)                 (101,339)
                                                                                 -------------------      --------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..............................              8,252                   (84,534)

FINANCING ACTIVITIES:
 Principal repayments on line of credit and notes payable........................                 --                      (383)
 Proceeds from the sale of common stock, net of expenses.........................                 --                    90,427
 Proceeds from the exercise of common stock options and warrants, and the sale
  of common stock through the employee stock purchase plan.......................              1,274                     2,183
                                                                                 -------------------      --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................................              1,274                    92,227
                                                                                 -------------------      --------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS.......................................              7,976                     3,703
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................             13,837                     1,903
                                                                                 -------------------      --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................... $           21,813       $             5,606
                                                                                 ===================      ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Adjustment to deferred stock based compensation for options cancelled upon
  employee termination under restructuring plan.................................. $            1,392       $                --

__________________________________
See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   Description of Business

   WatchGuard Technologies, Inc. (WatchGuard) is a provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

   Interim Financial Information

   The accompanying unaudited financial statements of WatchGuard, which include the December 31, 2000 balance sheet that was derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2001. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2000 included in WatchGuard's annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 28, 2001.

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

   WatchGuard generates revenues through sales of its Firebox and ServerLock products, including related software licenses, and subscriptions for its LiveSecurity Service, which includes threat responses, software updates and maintenance. Software license revenues are generated from licensing the rights to use WatchGuard's products directly to end-users, from sublicense fees from resellers, distributors and from sales of its products to Internet service providers (ISPs) and other managed service providers that utilize WatchGuard's products to provide managed security services to their customers.

   Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element. WatchGuard provides for return rights and pricing protection rights for some of its customers. The return rights included in these customer agreements are generally limited to a percentage of purchases by these customers for the previous quarter. The pricing protection rights in these agreements are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sale is made. The reserves are reviewed and revised as needed. A limited number of WatchGuard's distributors have unlimited stock return and rotation rights. Revenues from these distribution arrangements are not recognized until the distributors sell the products to their customer. Revenues from LiveSecurity subscriptions are recognized ratably over the term of the contract, typically one to two years. WatchGuard's payment terms typically range from 30 to 60 days.

   Principles of Consolidation

   The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

   Comprehensive Loss

   WatchGuard's investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders' equity. During the three and six month periods ended June 30, 2001, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

                                                           Three Months Ended June 30,               Six Months Ended June 30,
                                                    --------------------------------------    -------------------------------------
                                                           2001                 2000                2001                 2000
                                                    -----------------    -----------------    ----------------    -----------------
   Net loss......................................    $        (10,402)    $           (378)    $       (20,882)    $         (3,074)
   Unrealized gain (loss) on investments.........                  11                   38                 501                 (196)
                                                    -----------------    -----------------    ----------------    -----------------
   Comprehensive loss............................    $        (10,391)    $           (340)    $       (20,381)    $         (3,270)
                                                    =================    =================    ================    =================

   Recent Accounting Pronouncements

   In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. For any business combinations completed after June 30, 2001 WatchGuard will adopt the provisions of SFAS No. 141 and, in accordance with SFAS No. 141, will apply the amortization provisions of SFAS No. 142, described below. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment and written down and charged to earnings only in the periods in which the recorded value of goodwill is more than its fair value. Separatable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 will be adopted by WatchGuard on January 1, 2002 and are applicable to all existing goodwill. We expect the adoption of SFAS No. 142 to have the impact of reducing our amortization of goodwill commencing January 1, 2002, however, impairment reviews may result in future periodic write-downs of goodwill.

   In April 2001 the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-25 "Vender Income Statement Characterization of Consideration from a Vendor to a Retailer." Under EITF Issue No. 00-25, consideration from a vendor to a retailer is presumed to be a reduction in the selling price of a vendor's products, and therefore should be characterized as a reduction of revenue by the Vendor. This presumption can be overcome, and the consideration characterized as a cost incurred if, and to the extent that both: the vendor receives an identifiable benefit from the retailer in return for consideration sufficiently separable from the arrangement with the vendor; and the vendor has sufficient, objective, and reliable evidence to estimate the fair value of the benefit. EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001. Upon application of the consensus, if applicable, financial statements for prior periods presented for comparative purposes must be reclassified to comply with the new requirements. WatchGuard is currently analyzing certain of its marketing programs with distributors to determine the effect, if any, of the consensus on its revenues and expenses.

   Reclassifications

   Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL (in thousands)

   Trade Accounts Receivable, Net

   Trade accounts receivable, net consisted of the following:

                                                June 30,       December 31,
                                                  2001             2000
                                              ------------     ------------
   Trade accounts receivable................. $   15,736       $   16,869
   Reserve for returns and allowances........     (1,667)            (965)
   Allowance for uncollectible accounts......       (700)            (633)
                                              ------------     ------------
                                              $   13,369       $   15,271
                                              ============     ============

   Inventories

   Inventories consisted of the following:

                                                June 30,       December 31,
                                                  2001             2000
                                              ------------     ------------
   Finished goods............................ $    3,879       $    4,077
   Components................................      1,840            3,394
                                              ------------     ------------
                                                   5,719            7,471
   Inventory reserves........................       (587)            (445)
                                              ------------     ------------
                                              $    5,132       $    7,026
                                              ============     ============

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

                                        Three Months Ended June 30,             Six Months Ended June 30,
                                   ------------------------------------   ------------------------------------
                                        2001                2000                2001                2000
                                   ----------------   -----------------   ----------------   -----------------
  United States...................  $      7,376        $      5,964       $     14,810       $      10,497
  Rest of World...................        10,132               7,776             19,800              13,045
                                   ----------------   -----------------   ----------------   -----------------
  Total...........................  $     17,508        $     13,740       $     34,610       $      23,542
                                   ================   =================   ================   =================


NOTE 5 - BUSINESS RESTRUCTURING

   In April 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan WatchGuard has exited the consumer security market which included several Original Equipment Manufacturer (OEM) agreements to develop product and services for that market and is streamlining operations in support of new products and services aimed at business customers.

As a result of this restructuring, WatchGuard recorded a $2.9 million restructuring charge during the second quarter of 2001. The restructuring charge for the three months ended June 30, 2001 included the following (in thousands):


                                                    Restructuring      Amounts Paid       Accrued
                                                       charges          or charged        Balance
                                                   --------------     --------------     ---------
  Severance and termination benefits..........     $       1,015      $      1,006       $      9
  Stock-based compensation....................               579               579             --
  Abandoned facilities and other..............             1,306               241          1,065
                                                   --------------     -------------      ---------
  Total.......................................     $       2,900      $      1,826       $  1,074
                                                   ==============     =============      =========

As part of the reorganization, WatchGuard announced a workforce reduction of approximately 50 employees, which represented approximately 16% of WatchGuard's employee base and included employees from all functional areas of the company. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consist of stock-based compensation expense associated with the terminated employees having accelerated vesting provisions in stock and stock options, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that relate to ongoing operations are not included as restructuring charges. All restructuring charges are expected to be paid by December 31, 2001 except for accrued amounts related to losses for the sublease of abandoned facilities of $727,000 at June 30, 2001 which are expected to be realized through September 2006. Any revenues from the consumer security market have been insignificant though June 30, 2001.

NOTE 6 - SUBSEQUENT EVENTS

   In July 2001, WatchGuard offered a voluntary stock option exchange program to its employees. The plan allowed employees, at their option, to exchange before August 1, 2001 unexercised stock options with an exercise price equal to or greater than $15 that were granted to eligible optionees under the 1996 Stock Option Incentive Plan and the 2000 Stock Option Plan. In addition, if an employee chose to participate, any option granted to that employee within the six months preceding August 1, 2001 that had a lower exercise price than any option tendered was automatically tendered for exchange. In exchange, it is expected that the employee will be granted on February 2, 2002 a new option to purchase a number of shares equal to the number of shares underlying the cancelled option. The exercise price of the replacement option will be equal to the average of the high and low sales prices of a share of WatchGuard's common stock as reported on the NASDAQ National Market on February 2, 2002. Except for relatively minor differences each replacement option will be vested and exercisable to the same degree as the original option. Pursuant to the offer, WatchGuard has accepted for cancellation and exchange options to purchase 2,106,347 shares of WatchGuard common stock. For financial reporting purposes the option exchange program is not considered compensatory, therefore, WatchGuard does not anticipate recording stock compensation charges as a result of the implementation of the program.

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

   Since our inception, we have invested heavily in the development of our products as follows:

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

   . In February 2001, we announced the introduction of our ServerLock for NT products, which we began shipping in the first quarter of 2001.

   . In May and June 2001, we introduced higher performance third-generation security appliances including ones targeted at the larger enterprise and the large IDE markets.

   . In July 2001, we announced the introduction of our ServerLock for Solaris product and our AppLock/Web product for securing web sites.

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

   Product revenues include the perpetual software license fees for our Firebox System and the sale of our security appliance as part of our security solutions; the sales of software options, such as user expansion and VPN software management modules; and the sales of our network operations center, or NOC, security suite software license as part of LiveSecurity for MSS; and the sales of our new ServerLock products for server content and application security.

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

   We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenues upon shipment, revenues on product sales for two of our major distributors are recorded when these distributors have sold the product to their customers. Service subscription revenues are recognized ratably on a monthly basis, generally over periods ranging between one and two years.

   In April 2001 the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-25 "Vender Income Statement Characterization of Consideration from a Vendor to a Retailer." Under EITF Issue No. 00-25, consideration from a vendor to a retailer is presumed to be a reduction in the selling price of a vendor's products, and therefore should be characterized as a reduction of revenue by the Vendor. This presumption can be overcome, and the consideration characterized as a cost incurred if, and to the extent that both: the vendor receives an identifiable benefit from the retailer in return for consideration sufficiently separable from the arrangement with the vendor; and the vendor has sufficient, objective, and reliable evidence to estimate the fair value of the benefit. EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001. Upon application of the consensus, if applicable, financial statement for prior periods presented for comparative purposes must be reclassified to comply with the new requirements. WatchGuard is currently analyzing certain of its marketing programs with distributors to determine the effect, if any, of the consensus on its revenues and expenses.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ---------------------------        ---------------------------
                                                               2001              2000             2001             2000
                                                            ---------          --------        ---------         ---------
Revenues:
 Product..............................................         75.7%             87.3%            76.7%             87.1%
 Service..............................................         24.3              12.7             23.3              12.9
                                                            ---------          --------        ---------         ---------
    Total revenues....................................        100.0             100.0            100.0             100.0

Cost of revenues:
 Product..............................................         31.0              31.6             30.9              31.6
 Service..............................................          8.9               4.0              8.5               4.2
                                                            ---------          --------        ---------         ---------
    Total cost of revenues............................         39.9              35.6             39.4              35.8
                                                            ---------          --------        ---------         ---------
Gross margin..........................................         60.1              64.4             60.6              64.2

Operating expenses:
 Sales and marketing..................................         43.9              43.4             45.8              49.0
 Research and development.............................         27.1              23.7             28.9              24.6
 General and administrative...........................         10.7               9.1             10.8              10.2
 Stock-based compensation.............................         14.5               1.7             20.4               2.0
 Amortization of  goodwill, purchased technology and
  other intangible assets acquired....................         15.6               2.7             15.7               3.1
 Restructuring charges................................         16.6               0.0              8.4               0.0
                                                            ---------          --------        ---------         ---------
    Total operating expenses..........................        128.3              80.6            130.1              88.9
                                                            ---------          --------        ---------         ---------
Operating loss........................................        (68.2)            (16.2)           (69.5)            (24.6)
Interest income, net..................................          9.3              13.5              9.6              11.5
                                                            ---------          --------        ---------         ---------
Loss before income taxes..............................        (58.9)             (2.8)           (59.8)            (13.1)
Provision for income taxes............................          0.5               0.0              0.5               0.0
                                                            ---------          --------        ---------         ---------
Net loss..............................................        (59.4)%            (2.8)%          (60.3)%           (13.1)%
                                                            =========          ========        =========         =========

  Beginning late in the fourth quarter of 2000 and continuing through the second quarter of 2001 we saw a general global downturn in spending by business on information technology which has affected the demand for our products and services. We generated revenues of $17.5 million in the second quarter of 2001, an increase of 27% from $13.7 million in revenues for the second quarter of 2000 and an increase of 2% from $17.1 million in revenues for the first quarter of 2001. Our net loss for the second quarter of 2001 was ($10.4 million), or ($0.39) per share, compared to a net loss of ($378,000), or ($0.02) per share, for the second quarter of 2000 and a net loss of ($10.5 million), or ($0.40) per share in the first quarter of 2001. Our net loss remained relatively flat in the second quarter of 2001 as compared to the first quarter of 2001 despite continued weak economic conditions and the deferral or decrease in information technology capital spending worldwide. The net loss included $8.2 million of non-cash and restructuring charges for the second quarter 2001 and $7.2 million of non-cash charges for the first quarter of 2001.

  In April 2001, we announced a restructuring plan designed to streamline operations and reduce costs. We have streamlined WatchGuard's operations to focus on our core business of firewalls, VPNs and server security for business customers. As part of this reorganization we have exited the consumer security market which included various OEM agreements to develop products and services for that market and reduced our staff by approximately 50 people, or 16% of our workforce. We have also consolidated our development and product marketing activities into product-specific areas to better focus on our business customers. We believe that the staff reduction, which impacted all functional areas of the company, will allow us to reduce our break-even point to better drive towards profitability. We will continue to invest in the research and development efforts necessary to ensure we maintain our leadership position in providing enterprises with Internet security and VPN solutions that are easy to install and manage. As a result of this restructuring, WatchGuard recorded a $2.9 million restructuring charge during the second quarter of 2001.


Three Months Ended June 30, 2001 and 2000

Revenues

  Total revenues, which consist of product revenues and service revenues, increased from $13.7 million in the three months ended June 30, 2000 to $17.5 million in the three months ended June 30, 2001, an increase of 27%. This increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 57% of total revenues in the three months ended June 30, 2000 and 58% in the three months ended June 30, 2001. In the second quarter of 2000, no one customer accounted for more than 10% of total revenues. However, in the three months ended June 30, 2001, global revenues from one of our distributors, Ingram Micro, Inc., were $2.6 million, or approximately 15% of revenues and revenues from another distributor, Tech Data, were $1.7 million, or approximately 10% of revenues.

  Product revenues include: (1) perpetual software license fees for our Firebox System and the sale of our security appliance as part of our security solutions;
(2) sales of software options, such as user expansion and VPN software management modules; (3) sales of our NOC, security suite software license as part of LiveSecurity for MSS; and (4) sales from our new ServerLock product line, which is based on technology acquired in conjunction with our purchase of Qiave. Product revenues increased from $12.0 million in the three months ended June 30, 2000 to $13.3 million in the three months ended June 30, 2001, an increase of 10%. Product revenues as a percentage of total revenues decreased from 87% in the three months ended June 30, 2000 to 76% in the three months ended June 30, 2001 due to a lower growth rate associated with slowing economic conditions and due to an increase in service revenues from an increased base of customers renewing their LiveSecurity subscriptions . Given the current economic uncertainty and slowdown in capital spending, it is difficult to predict revenue levels in future quarters, which may be more variable than usual.

  Service revenues include the annual fee for our LiveSecurity broadcast service, which is sold as part of the Firebox System and LiveSecurity for MSS. Service revenues increased from $1.7 million in the three months ended June 30, 2000 to $4.3 million in the three months ended June 30, 2001, an increase of 144%. As a percentage of total revenues, service revenues increased from 13% in the three months ended June 30, 2000 to 24% in the three months ended June 30, 2001, which reflects an increased base of customers renewing their LiveSecurity service subscriptions, and a reduced growth rate for product sales.

  We have established a returns and allowances reserve to address the return rights and pricing protection rights of some of our customers. The provision for sales returns and allowances was $670,000, or 5% of total revenues before returns and allowances, in the three months ended June 30, 2000 and $845,000, or 5% of total revenues, before returns and allowances, in the three months ended June 30, 2001. The provision as a percent of revenue remained relatively flat in the second quarter of 2001 as compared to the second quarter of 2000 and reflects normal returns for restocking rights and the estimated return rates of current products that may originate from new products introduced during the second quarter of 2001. We expect to continue to introduce new products each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

  Total cost of revenues, which includes product and service costs, increased from $4.9 million in the three months ended June 30, 2000 to $7.0 million in the three months ended June 30, 2001, an increase of 43%. As a percentage of total revenues, cost of revenues increased from 36% in the three months ended June 30, 2000 to 40% in the three months ended June 30, 2001. Gross margins are impacted by various factors, including the volume discount levels contained in our channel customer agreements, the cost of our Firebox appliances, the mix of product and service sales, which may include hardware and software products and service subscriptions or both, the cost of royalties associated with our products, and the costs of our technical support organization and LiveSecurity Service.

  Cost of product revenues, which includes the cost of manufacturing our security appliance, product packaging and third-party product licensing fees, increased from $4.3 million in the three months ended June 30, 2000 to $5.4 million in the three months ended June 30, 2001, an increase of 25%. The increase was primarily due to greater sales volume. As a percentage of total revenues, cost of product revenues decreased from 32% in the three months ended June 30, 2000 to 31% in the three months ended June 30, 2001. Cost of product revenues as a percentage of total product revenues increased from 36% in the three months ended June 30, 2000 to 41% in the three months ended June 30, 2001. The increase in cost of product revenues as a percentage of product revenues reflects promotional programs on certain existing Firebox products established to facilitate the introduction of several new products during the quarter ended June 30, 2001. The increase also reflects a change in product mix, in which the sales volume of some of our lower-margin products increased on a relative basis from the second quarter of 2000 to the second quarter of 2001. We expect product mix changes, which will result from the addition of software products such as ServerLock, to have a positive impact on gross margins. Cost savings and product mix changes that improve gross margins, however, may be offset in the short term by heightened price competition. In addition, we recently introduced several new products as mentioned above and plan to introduce additional new products in the future. In the near term, we expect our gross margins to increase slightly as we sell our new product lines. We expect gross margins to gradually improve during the latter half of 2001 and into 2002 as a result of increased revenues generated from sales of higher-margin software products and expected reductions in manufacturing costs.

  Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, increased from $557,000 in the three months ended June 30, 2000 to $1.6 million in the three months ended June 30, 2001, an increase of 180%. As a percentage of total revenues, cost of service revenues increased from 4% in the three months ended June 30, 2000 to 9% in three months ended June 30, 2001. As a percentage of total service revenues, cost of service revenues increased from 32% in the second quarter of 2000 to 37% in the second quarter of 2001. This increase reflects an investment in our customer support organization to assist the growing number of customers who are implementing VPNs in a more complex environment, as well as a broader customer base. We expect service costs to continue to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase.

Operating Expenses

  Sales and Marketing.   Sales and marketing expenses include salaries,
commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Total sales and marketing expenses increased from $6.0 million in the three months ended June 30, 2000 to $7.7 million in the three months ended June 30, 2001, an increase of 29%. As a percentage of total revenues, sales and marketing expenses increased from 43% in the three months ended June 30, 2000 to 44% in the three months ended June 30, 2001. The dollar increase in sales and marketing expenses was primarily due to recruiting and supporting a greater number of current and prospective resellers and distributors and to increased efforts to establish brand recognition of our products and services. Specifically, the increase was due to an increase in variable marketing costs from $1.8 million to $3.2 million related to specific marketing activities during the second quarter of 2001 designed to increase brand awareness and to marketing development programs for our channel customers.

  Because we expect our sales and marketing expenses, as well as the other expenses we describe below, to increase at a slower rate than revenues, we expect to see a gradual reduction over time in each of these types of expenses as a percentage of total revenues. We will, however, continue to invest in sales and marketing programs designed to increase distribution.

  Research and Development.   Research and development expenses include
salaries, noncapitalized equipment and software tools, depreciation from capital equipment and software, nonrecurring costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses increased from $3.3 million in the three months ended June 30, 2000 to $4.7 million in the three months ended June 30, 2001, an increase of 45%. As a percentage of total revenues, research and development expenses increased from 24% in the three months ended June 30, 2000 to 27% in the three months ended June 30, 2001. The increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our Firebox System and LiveSecurity for MSS product lines and ServerLock products, and our efforts to respond to new and emerging worldwide Internet security threats through our LiveSecurity Service. Specifically, major components of the increase included:

  . an increase in payroll and related expenses from $1.9 million to $2.9 million, a portion of which is related to the research and development costs of our ServerLock products originating from our acquisition of Qiave; and

  . an increase in consulting and security appliance prototype engineering costs from $813,000 to $939,000, reflecting increased expenses for the introduction of our Firebox III product line.

  We expect to continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings, develop new products and enhance our rapid response team, which analyzes and addresses Internet security threats, and our advisory council, which provides continuing education and editorials on Internet security.

  General and Administrative.   General and administrative expenses include
costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $1.2 million in the three months ended June 30, 2000 to $1.9 million in the three months ended June 30, 2001, an increase of 49%. As a percentage of total revenues, general and administrative expenses increased from 9% in the three months ended June 30, 2000 to 11% in the three months ended June 30, 2001. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations and costs associated with being a public company, an increase in payroll and related expenses and increases in other general and administrative areas such as bad debt.

  Stock-based Compensation. Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of the common stock subject to repurchase and stock options. Stock-based compensation expense was $228,000 in the three months ended June 30, 2000 and $2.5 million in the three months ended June 30, 2001. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative was $48,000, $160,000 and $20,000 in the three months ended June 30, 2000 and $104,000, $2.4 million, and $11,000 in the three months ended June 30, 2001.

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

  Amortization of goodwill and other intangible assets acquired. Amortization of goodwill and other intangibles consists of the amortization of goodwill and other intangibles related to our acquisitions of BeadleNet in 1999 and Qiave in 2000. The intangible assets recorded in connection with the above acquisitions, including goodwill and purchased technology, are being amortized on a straight-line basis over useful lives ranging from two to five years. We recorded amortization charges related to these assets of $368,000 in the three months ended June 30, 2000, and $2.7 million in the three months ended June 30, 2001. The increase in amortization in 2001 resulted primarily from recording amortization of intangibles associated with our acquisition of Qiave in October 2000.

  Restructuring charges. In April 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included the reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan WatchGuard has exited the consumer security market which included several OEM agreements to develop products and services for that market and is streamlining operations in support of new products and services aimed at business customers. As a result of this restructuring, WatchGuard recorded a $2.9 million restructuring charge for the three months ended June 30, 2001.

Interest Income

  Interest income is generated from the investment of proceeds from the sale of common stock in our initial public offering in 1999 and our public offering in February 2000. Interest income decreased from $1.9 million in the three months ended June 30, 2000 to $1.6 million in the three months ended June 30, 2001. This decrease resulted from both a decrease in the average balance of invested funds and a decrease in the average rates of return.

Income Taxes

  Income tax expense of $84,000 for the three months ended June 30, 2001 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $132.7 million as of June 30, 2001. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under
Section 382 of the Internal Revenue Code.

Six Months Ended June 30, 2001 and 2000

Revenues

  Total revenues increased from $23.5 million in the six months ended June 30, 2000 to $34.6 million in the six months ended June 30, 2001, an increase of 47%. In the six months ended June 30, 2000, revenues from one of our distributors, Ingram Micro, Inc., were $2.6 million, or approximately 11% of total revenues, while revenues from another distributor, Tech Data, were $2.5 million, or approximately 11% of total revenues. In the six months ended June 30, 2001, revenues from one of our distributors, Ingram Micro, Inc., were $4.9 million, or approximately 14% of revenues and revenues from another distributor, Tech Data, were $3.4 million, or approximately 10% of revenues . The increase in total revenues was primarily due to distribution sales volume increases in the European, Asia/Pacific and North American markets. Total international revenues represented approximately 55% of total revenues in the six months ended June 30, 2000 and 57% in the six months ended June 30, 2001.

  Product revenues increased from $20.5 million in the six months ended June 30, 2000 to $26.5 million in the six months ended June 30, 2001, an increase of 29%. As a percentage of total revenues, product revenues decreased from 87% in the six months ended June 30, 2000 to 77% in the six months ended June 30, 2001 reflecting a lower growth rate associated with slowing economic conditions.

  Service revenues increased from $3.0 million in the six months ended June 30, 2000 to $8.1 million in the six months ended June 30, 2001, an increase of 165%. As a percentage of total revenues, service revenues increased from 13% in the six months ended June 30, 2000 to 23% in the six months ended June 30, 2001 reflecting a growing customer base, increased renewals of LiveSecurity subscription, as well as slower growth rate of product revenues discussed above.

  The provision for sales returns and allowances was $879,000, or 4% of total revenues, in the six months ended June 30, 2000 and $2.1 million, or 6% of total revenues, in the six months ended June 30, 2001. The increase in the provision as a percentage of total revenues reflects the expected return rates of current products that may originate due to the introduction of new products during the second quarter of 2001. We expect to continue to introduce new products each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues

  Cost of revenues increased from $8.4 million in the six months ended June 30, 2000 to $13.6 million in the six months ended June 30, 2001, an increase of 62%. As a percentage of total revenues, cost of revenues increased from 36% in the six months ended June 30, 2000 to 39% in the six months ended June 30, 2001.
The dollar increases in cost of revenues were primarily due to increases in sales volume.

  Cost of product revenues increased from $7.4 million in the six months ended June 30, 2000 to $10.7 million in the six months ended June 30, 2001, an increase of 44%. The increase was primarily due to greater sales volume. As a percentage of total revenues, cost of product revenues decreased from 32% in the six months ended June 30, 2000 to 31% in the six months ended June 30, 2001. Cost of product revenues as a percentage of total product revenues increased from 36% in the six months ended June 30, 2000 to 40% in the six months ended June 30, 2001. The increase in cost of product revenues as a percentage of product revenues reflects promotional programs on certain existing Firebox products established to facilitate the introduction of several new products during the six months ended June 30, 2001. The increase also reflects a change in product mix, in which the sales volume of some of our lower-margin products increased on a relative basis from the six month period ended June 30, 2000 as compared to the six month period ended June 30, 2001.

  Cost of service revenues increased from $989,000 in the six months ended June 30, 2000 to $2.9 million in the six months ended June 30, 2001, an increase of 197%. As a percentage of total revenues, cost of service revenues increased from 4% in the six months ended June 30, 2000 to 8% in the six months ended June 30, 2001. As a percentage of total service revenues, cost of service revenues increased from 32% in the six months ended June 30, 2000 to 36% in the six months ended June 30, 2001. This increase reflects an investment in our customer support organization to assist the growing number of customers who are implementing VPNs in a more complex environment, as well as a broader customer base. We expect service costs to continue to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase.

Operating Expenses

  Sales and Marketing.   Sales and marketing expenses increased from $11.5
million in the six months ended June 30, 2000 to $15.9 million in the six months ended June 30, 2001, an increase of 38%. As a percentage of total revenues, sales and marketing expenses decreased from 49% in the six months ended June 30, 2000 to 46% in the six months ended June 30, 2001. The dollar increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

  . an increase in payroll and related expenses from $4.7 million to $5.5 million;

  . an increase in variable marketing costs from $4.1 million to $5.9 million;
    and

  . an increase in travel and related expenses from $1.6 million to $1.8 million.

  The decrease in sales and marketing expenses as a percentage of total revenues reflects both a general increase in the productivity of and efficiencies in managing our indirect channel network and realization of our previous investments to expand distribution, capture market share and establish brand recognition of our products.

  Research and Development.   Research and development expenses increased from
$5.8 million in the six months ended June 30, 2000 to $10.0 million in the six months ended June 30, 2001, an increase of 73%. As a percentage of total revenues, research and development expenses increased from 25% in the six months ended June 30, 2000 to 29% in the six months ended June 30, 2001. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand our enterprise product line and our efforts in researching and evaluating new and emerging security threats for our LiveSecurity broadcast service. Specifically, major components of the increase included:

  . an increase in payroll and related expenses from $3.7 million to $6.1 million, a portion of which is related to the research and development costs of our ServerLock products originating from our acquisition of Qiave; and

  . an increase in consulting and security appliance prototype engineering costs from $1.1 million to $1.7 million.

  General and Administrative.   General and administrative expenses increased
from $2.4 million in the six months ended June 30, 2000 to $3.7 million in the six months ended June 30, 2001, an increase of 55%. As a percentage of total revenues, general and administrative expenses increased from 10% in the six months ended June 30, 2000 to 11% in the six months ended June 30, 2001. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations, and primarily relates to an increase in payroll and related expenses. Specifically, major components of the increase included:

  . an increase in payroll and related expenses from $1.2 million to $1.7 million; and

  . an increase in bad debt expense from $139,000 to $511,000. As a percent of total revenues, bad debt expenses increased from 0.6% in the six months ended June 30, 2000 to 1.5% in the six months ended June 30, 2001, reflecting both an increase in risk associated with a broader customer base and the uncertain economy.

  Stock-based Compensation.   Amortization of deferred compensation expense was
$464,000 in the six months ended June 30, 2000 and $7.1 million in the six months ended June 30, 2001. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative for the six months ended June 30, 2000 was $100,000, $323,000 and $41,000, respectively, and was $171,000, $6.9 million, and $23,000, respectively, for the six months ended June 30, 2001.

Interest Income

  Interest income is generated from the investment of proceeds from the sale of common stock in our initial public offering in 1999 and our public offering in February 2000. Interest income increased from $2.7 million in the six months ended June 30, 2000 to $3.3 million in the six months ended June 30, 2001. The increase resulted primarily from the full six month period's investment of of the proceeds of our public offering in 2000, in addition to the investment of the proceeds from our initial public offering in 1999.

Quarterly Results of Operations

  The following tables provide our unaudited results of operations both in dollar amounts and expressed as a percentage of total revenues for each quarter in the five-quarter period ended June 30, 2001. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                                                                Three Months Ended
                                                        -----------------------------------------------------------------
                                                        June 30,      Mar. 31,       Dec. 31,      Sept. 30,     June 30,
                                                          2001          2001           2000          2000         2000
                                                        --------      --------       --------       -------      -------
                                                                                  (In thousands)
Consolidated Statement of Operations Data:

Revenues:
 Product...........................................     $ 13,255      $ 13,284       $ 16,734       $14,782      $12,000
 Service...........................................        4,253         3,818          3,192         2,453        1,740
                                                        --------      --------       --------       -------      -------
  Total revenues...................................       17,508        17,102         19,926        17,235       13,740

Cost of revenues:
 Product...........................................        5,425         5,267          6,137         5,363        4,341
 Service...........................................        1,558         1,376          1,174           824          557
                                                        --------      --------       --------       -------      -------
  Total cost of revenues...........................        6,983         6,643          7,311         6,187        4,898
                                                        --------      --------       --------       -------      -------
Gross margin.......................................       10,525        10,459         12,615        11,048        8,842

Operating expenses:
 Sales and marketing...............................        7,690         8,171          6,838         5,849        5,967
 Research and development..........................        4,740         5,271          4,704         3,413        3,262
 General and administrative........................        1,865         1,870          1,895         1,703        1,249
 Stock-based compensation..........................        2,546         4,520          7,750           193          228
 Amortization of goodwill, purchased technology
  and other intangible assets acquired.............        2,724         2,724          7,123           368          368
 Restructuring charges.............................        2,900            --             --            --           --
                                                        --------      --------       --------       -------      -------
  Total operating expenses.........................       22,465        22,556         28,310        11,526       11,074
                                                        --------      --------       --------       -------      -------
Operating loss.....................................      (11,940)      (12,097)       (15,695)         (478)      (2,232)
Interest income, net...............................        1,622         1,701          1,986         1,812        1,854
                                                        --------      --------       --------       -------      -------
Income (loss) before income taxes..................      (10,318)      (10,396)       (13,709)        1,334         (378)
Provision for income taxes.........................           84            84            215            --           --
                                                        --------      --------       --------       -------      -------
Net income (loss)..................................     $(10,402)     $(10,480)      $(13,924)      $ 1,334      $  (378)
                                                        ========      ========       ========       =======      =======

                                                                                Three Months Ended
                                                        -----------------------------------------------------------------
                                                        June 30,      Mar. 31,       Dec. 31,      Sept. 30,     June 30,
                                                          2001          2001           2000          2000         2000
                                                        --------      --------       --------       -------      -------
Consolidated Statement of Operations Data:

Revenues:
 Product...........................................         75.7 %        77.7 %         84.0 %        85.8 %       87.3 %
 Service...........................................         24.3          22.3           16.0          14.2         12.7
                                                        --------      --------       --------       -------      -------
  Total revenues...................................        100.0         100.0          100.0         100.0        100.0

Cost of revenues:
 Product...........................................         31.0          30.8           30.8          31.1         31.6
 Service...........................................          8.9           8.0            5.9           4.8          4.1
                                                        --------      --------       --------       -------      -------
  Total cost of revenues...........................         39.9          38.8           36.7          35.9         35.6
                                                        --------      --------       --------       -------      -------
Gross margin.......................................         60.1          61.2           63.3          64.1         64.4

Operating expenses:
 Sales and marketing...............................         43.9          47.8           34.3          33.9         43.4
 Research and development..........................         27.1          30.8           23.6          19.8         23.7
 General and administrative........................         10.7          10.9            9.5           9.9          9.1
 Stock-based compensation..........................         14.5          26.5           38.9           1.1          1.7
 Amortization of goodwill, purchased technology
  and other intangible assets acquired.............         15.6          15.9           35.7           2.1          2.7
 Restructuring charges.............................         16.6           0.0            0.0           0.0          0.0
                                                        --------      --------       --------       -------      -------
  Total operating expenses.........................        128.3         131.9          142.1          66.9         80.6
                                                        --------      --------       --------       -------      -------
Operating loss.....................................        (68.2)        (70.7)         (78.8)         (2.8)       (16.2)
Interest income, net...............................          9.3           9.9           10.0          10.5         13.5
                                                        --------      --------       --------       -------      -------
Income (loss) before income taxes..................        (58.9)        (60.8)         (68.8)          7.7         (2.8)
Provision for income taxes.........................          0.5           0.5            1.1           0.0          0.0
                                                        --------      --------       --------       -------      -------
Net income (loss)..................................        (59.4)%       (61.3)%        (69.9)%         7.7 %       (2.8)%
                                                        ========      ========       ========       =======      =======

   As discussed above, we believe that global economic challenges and constrained corporate information technology spending have slowed the demand for our products and services. Like most companies in the technology sector, we experienced a downturn in revenues from the fourth quarter of 2000 to the second quarter of 2001. Revenues for the first and second quarters of 2001 were $17.1 million and $17.5 million, respectively, and were significantly lower than revenues of $19.9 million which were recorded for the fourth quarter of 2000. However, during the second quarter of 2001 we were able to improve revenues slightly. Both revenues and our quarterly operating results for 2001 were negatively impacted by the economic slowdown worldwide and an overall reduction in capital spending. Revenue levels in future quarters are difficult to predict given the current business climate, however, and may be more variable than usual.

   Our product gross margins have decreased slightly over the past year. Gross margins in the first six months of 2001 were negatively impacted by promotional programs on certain existing Firebox products established to facilitate the introduction of several new products during the six months ended June 30, 2001. Gross margins were also negatively impacted by lower sales volumes and our sales product mix, in which lower-margin products comprised a greater percentage of overall revenues. In addition, competitive selling pressures in future quarters could adversely impact on our gross margins. Finally, we have continued to make significant investments in our customer support organization, leading to an overall increase in the cost of service revenues. While these investments had a negative short-term impact on our gross margins during recent quarters, we believe they are required to meet the needs of our expanding customer base, and that service margins will improve as our LiveSecurity subscription base expands.

   We also have continued to make investments in our sales and marketing organization, as reflected in the increased expenditure levels during the first six months of 2001. In addition, our second quarter 2001 operating expenses included significant restructuring charges associated with our restructuring plan. Other significant increases in operating expenses during the first six months of 2001, including research and development, stock-based compensation, and the amortization of intangibles, were primarily related to our acquisition of Qiave in October 2000. While our operating expenses, excluding amortization of goodwill, intangibles and stock-based compensation, and restructuring charges continued to increase in dollar amounts through the first quarter of 2001, we did reduce these expenses by approximately $1.0 million in the second quarter of 2001 as compared to the first quarter of 2001. These expenses also continued to decrease as a percentage of total revenues until the fourth quarter of 2000. Increased operating expenses as a percentage of total revenues during the first and second quarters of 2001, compared to previous quarters, resulted from the lower revenues discussed above.

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

  As of June 30, 2001, we had $114.1 million in cash, cash equivalents and securities available for sale, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit we issued in September 2000 to our landlord in conjunction with our building lease for our corporate headquarters. Currently, our letter of credit is collateralized by investments with our bank. Our working capital as of June 30, 2001 was $110.8 million.

  Operating activities

  Our operating activities resulted in net cash outflows of $4.0 million in the six months ended June 30, 2000 and $1.6 million in the three months ended June 30, 2001. The operating cash outflows during these periods resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of non-cash charges totaling $2.9 million for the three months ended June 30, 2000 and $16.8 million for the six months ended June 30, 2001. These non-cash charges were primarily associated with the amortization of goodwill and other intangibles, depreciation and amortization of capital assets, provisions for bad debts and sales returns and allowances, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. Cash utilized by working capital components for operating activities was $3.8 million for the six months ended June 30, 2000 and cash provided by working capital components for operating activities was $2.6
million for the six months ended June 30, 2001.   In the six-month period ended
June 30, 2001, there were large fluctuations within some major working capital components, as described below:

  (a) Net receivables decreased from $15.3 million at December 31, 2000 to $13.4 million at June 30, 2001, reflecting the decrease in revenues from $19.9 million for the three months ended December 31, 2000 to $17.5 million for the three months ended June 30, 2001. Days sales outstanding, or DSOs, were 69 days at both December 31, 2000 and June 30, 2001, calculated on a quarterly basis. DSOs are impacted by the payment terms contained in our customer contracts, risks associated with the uncertain economy, linearity in revenues in any particular quarter and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on the current sales mix, the resulting timing differences arising from varying payment terms in our customer agreements, the linearity of revenues in any particular quarter and the growth of deferred revenue, we expect our DSOs to generally range from 55 days to 70 days. However, any change in these factors could negatively impact expected DSO results.

  (b) Sales reserves for returns and allowance reserves were $965,000 at December 31, 2000 and $1.7 million at June 30, 2001, reflecting our estimate of returns and allowances associated with the return rights and price protection rights of some of our customers. We increased the sales reserve during the six months ended June 30, 2001 to reflect the potential for increased returns and pricing adjustments associated with new products introduced in the second quarter of 2001. The reserve will continue to fluctuate from time to time depending on the timing of product introductions and pricing program changes.

  (c) Net inventories decreased from $7.0 million at December 31, 2000 to $5.1 million at June 30, 2001. The overall decrease reflects consumption of Firebox component inventory to support promotional programs on certain existing Firebox products. These promotional programs were established to facilitate the introduction of several new products during the six months ended June 30, 2001. We maintain a reserve for inventory obsolescence and will continue to analyze the adequacy of our reserves on a periodic basis.

  (d) Prepaid expenses and other receivables increased from $3.2 million at December 31, 2000 to $4.2 million at June 30, 2001, primarily due to an increase in prepaid product royalty costs and deposits with suppliers for future inventory purchases.

  (e) Accounts payable and accrued expenses decreased from $11.7 million at December 31, 2000 to $11.0 million at June 30, 2001. This decrease resulted primarily from the timing of inventory purchases and other expenditures during the fourth quarter of 2000 as compared to the period ended June 30, 2001.

  (f) Deferred revenue increased from $11.9 million at December 31, 2000 to $14.9 million at June 30, 2001, an increase of 26%. This increase reflects the deferral of revenue from bundled LiveSecurity subscriptions included in new product revenues and renewals of LiveSecurity subscriptions from a growing customer base.

  Investing activities

  Cash used in investing activities was $84.5 million in the six months ended June 30, 2000 and cash provided by investing activities was $8.3 million in the six months ended June 30, 2001. These activities primarily relate to short-term investing activity of the proceeds received from our public offerings, and capital expenditures for equipment and furniture.

  Financing activities

  Cash provided by financing activities totaled $92.2 million in the six months ended June 30, 2000 and $1.3 million in the six months ended June 30, 2001. We received $90.4 million in proceeds from a public offering in the first quarter of 2000. We received cash in both periods from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Unaudited Pro Forma Operating Results

   Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our pro forma results for the three and six month periods ended June 30, 2000 and 2001.

                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                          ----------------------------    ----------------------------
                                                               2001           2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Net loss...............................................   $    (10,402)   $       (378)   $    (20,882)   $     (3,074)
Adjustments to reconcile net loss in the financial
 statements to pro forma net income (loss):
       Stock-based compensation........................          2,546             228           7,066             464
       Amortization of goodwill, purchased technology
        and other intangibles assets acquired..........          2,724             368           5,448             736

       Restructuring charges...........................          2,900              --           2,900              --
                                                          ------------    ------------    ------------    ------------
Pro forma net income (loss)............................   $     (2,232)   $        218    $     (5,468)   $     (1,874)
                                                          ============    ============    ============    ============
 Pro forma net income (loss) per share:
     Basic.............................................   $      (0.08)   $       0.01    $      (0.21)   $      (0.08)
                                                          ============    ============    ============    ============
     Diluted...........................................   $      (0.08)   $       0.01    $      (0.21)   $      (0.08)
                                                          ============    ============    ============    ============
 Shares used in computation of pro forma net income
  (loss) per share:
     Basic.............................................         26,673          23,160          26,467          22,223
                                                          ============    ============    ============    ============
     Diluted...........................................         26,673          27,446          26,467          22,223
                                                          ============    ============    ============    ============

____________________

Pro forma information is presented for informational purposes only and is not prepared in accordance with generally accepted accounting principles. Pro forma results exclude:

  . the amortization of goodwill, purchased technology and other intangibles arising from WatchGuard's acquisition of BeadleNet, LLC in October 1999 and Qiave Technologies Corporation in October 2000; and

  . non-cash stock-based compensation expenses originating from employee stock options granted at less than fair value, stock options granted to consultants and certain restricted common stock and common stock subject to repurchase issued in connection with the BeadleNet, LLC and Qiave Technologies Corporation acquisitions; and

  . restructuring charges.

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

   Since inception through the second quarter of 2001, we have incurred net losses and experienced negative cash flows from operations in each quarter, except for the third quarter of 2000. As of June 30, 2001, we had an accumulated deficit of approximately $66.5 million. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. While we introduced certain cost-saving measures in the second quarter of 2001 in response to the current economic downturn we expect that over time we will have to increase our operating expenses in connection with

  . expanding into new product markets;

  . continuing to develop our technology;

  . expanding into new geographic markets;

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

   Beginning late in the fourth quarter of 2000 and continuing through the second quarter of 2001, we saw a general economic downturn in the U.S. economy, and more recently, the worldwide economy, which has affected the demand for our products and services. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or spreads to other geographic regions, the Internet security industry and demand for our products and services are likely to be adversely affected and could result in a decline in our stock price.

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

   We believe that many potential customers, particularly SMEs, are not fully aware of the need for Internet security products and services, particularly those products designed for server content and application security. Historically, only enterprises having substantial resources have developed or purchased Internet security solutions. Also, there is a perception that Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for Internet security and we can convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our Firebox and ServerLock products and related LiveSecurity services, our business will not succeed.

   We currently expect all future revenues to be generated through sales of our Firebox and ServerLock products and related LiveSecurity services, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers and ISPs and other managed service providers, to obtain and retain customers. Some of our Firebox products and related LiveSecurity services, and all of our ServerLock products, however, are relatively new and unproven. The broadcast portion of our LiveSecurity solution has been available only since February 1999 and our ServerLock products were launched under the WatchGuard brand only in February 2001. To receive our LiveSecurity Service, enterprises will be required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date. Because our LiveSecurity Service is relatively new, we cannot accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

   The growth rate of our domestic and international sales has been and may continue to be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter's sales orders and earned a substantial portion of a quarter's revenues during its last month and, more recently, in the latter half of the last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

If our third-party channel customers fail to perform, our ability to sell our products and services will be limited.

   We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on their performance. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two channel customers, Ingram Micro and Tech Data, together accounted for 25% of our revenues for the second quarter of 2001 and 24% of our revenues for the six months ended June 30, 2001. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business.

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

   We provide some of our channel customers with product return rights for stock rotation. We also provide some of our channel customers with price protection rights for their inventories, which they may exercise if we lower our prices for those products. We may experience significant returns and price adjustments for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. In September 1998, for example, when we introduced the Firebox II security appliance, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances for the years ended December 31, 1998, 1999, and 2000, were $1.7 million, $1.1 million and $1.9 million, or 13%, 5% and 3% of total revenues before returns and allowances. The provision for returns and allowances was $879,000 or 4% of total revenues before returns and allowances for the six month period ended June 30, 2000 and $2.1 million, or 6% of total revenues before returns and allowances, for the six month period ended June 30, 2001. This increase in the provision for the six month period ended June 30, 2001 reflects the expected return rates of current products that may originate from the introduction of our new Firebox III family of products during the second quarter of 2001. While we increased our provision for returns and allowances during the six month period ended June 30, 2001 to reflect the potential for increased returns and pricing adjustments associated with new products introduced in the second quarter of 2001 and products we expect to introduce in subsequent months, the provision may still be inadequate.

Failure to address strain on our resources will result in our inability to effectively manage our business.

   In the second quarter of 2001, we implemented a restructuring plan to streamline operations and reduce costs and better align our infrastructure to near-term revenue volumes. Our current systems, management and resources will be inadequate, however, if we once again grow. Our business has grown rapidly in size and complexity in the past. This rapid expansion placed significant strain on our administrative, operational and financial resources and resulted in ever-increasing responsibilities for our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by rapid growth.

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

   Because our products and services provide and monitor Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty relating to our products and services. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or channel customers may sue us. In addition, we may face liability for breaches caused by faulty installation and implementation of our products by end-users or channel customers. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign them. Defending a suit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

A breach of security could harm public perception of our products and services.

   We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Even networks protected by our software products may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of Internet security occurs in an end-user's systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us or our channel customers to lose current and potential customers or cause us to lose potential channel customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

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

   Our products and services may contain undetected errors or defects, especially when first released. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenues or claims against us or our channel customers.

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

   Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 35% of our revenues in 1998, 50% in 1999, 55% in 2000, and 57% for the six months ended June 30, 2001. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

  . cost of customizing products for foreign countries;

  . export and import restrictions, such as those affecting encryption commodities and software or those requiring local content;

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

   We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These principles have changed frequently and are subject to ongoing change and interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission and other agencies and organizations. A change in generally accepted accounting principles could significantly affect our reported results of operations or the reporting of transactions completed before a change is announced, which could require us to restate our prior published financial statements. Accounting standards that impact the technology and software sectors in which we operate and that are currently under review include:

  . rules relating to revenue recognition, including rules affecting the recognition of revenue from the sale of software or related services;

  . rules relating to the classification of cost related to marketing programs, which may impact sales discounts, cost of sales or marketing expenses. As an example, in April 2001 the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-25 "Vender Income Statement Characterization of Consideration from a Vendor to a Retailer." Under EITF Issue No. 00-25, consideration from a vendor to a retailer is presumed to be a reduction in the selling price of a vendor's products, and therefore should be characterized as a reduction of revenue by the Vendor. This presumption can be overcome, and the consideration characterized as a cost incurred if, and to the extent that both: the vendor receives an identifiable benefit from the retailer in return for consideration sufficiently separable from the arrangement with the vendor; and the vendor has sufficient, objective, and reliable evidence to estimate the fair value of the benefit. EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001. Upon application of the consensus, if applicable, financial statement for prior periods presented for comparative purposes must be reclassified to comply with the new requirements. WatchGuard is currently analyzing certain of its marketing programs with distributors to determine the effect, if any, of the consensus on its revenues and expenses.

  . accounting for goodwill. In July 2001 The Financial Accounting Standards
    Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment and written down and charged to earnings only in the periods in which the recorded value of goodwill is more than its fair value. Separatable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The provisions of this statement will be adopted by WatchGuard on January 1, 2002. We expect the adoption of SFAS No. 142 to have the impact of reducing our amortization of goodwill commencing January 1, 2002, however, impairment reviews may result in future periodic write-downs of goodwill.

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

   Foreign Currency Risk

   All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the second quarter of 2001 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

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

      10.1 Employment Agreement between Jim Cady and WatchGuard Technologies, Inc., dated July 1, 2001.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 2001
                                           WATCHGUARD TECHNOLOGIES, INC


                                           By: /s/ Michael E. McConnell
                                               ------------------------
                                               Michael E. McConnell

                                               Senior Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)