Form 10-Q
period 2001-09-30
WATCHGUARD TECHNOLOGIES INC
filed 2001-11-09
CIK 1062019

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended                          Commission File Number
September 30, 2001                                      000-26819
------------------                                      ---------

                          WATCHGUARD TECHNOLOGIES, INC.
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                  91-1712427
   ------------------------------------     ------------------------------------
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

                                 Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                             ---   ___

     27,092,040 shares of WatchGuard common stock were outstanding as of November 1, 2001.

                          WATCHGUARD TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements ........................................................................................  3

          -  Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ...............................  3

          -  Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 ....  4

          -  Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 ..............  5

          -  Notes to Consolidated Financial Statements ...............................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....................... 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .................................................. 30

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ................................................................... 31

Item 6.   Exhibits and Reports on Form 8-K ............................................................................ 31

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                          WATCHGUARD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)

                                                                                September 30,      December 31,
                                                                                    2001               2000
                                                                             ----------------   ----------------
                                       ASSETS

Current assets:
   Cash and cash equivalents ............................................... $      22,578      $       13,837
   Securities available for sale ...........................................        92,791             101,278
   Trade accounts receivable, net ..........................................        12,226              15,271
   Inventories, net ........................................................         5,704               7,026
   Prepaid expenses and other receivables ..................................         4,233               3,178
                                                                             ----------------   ----------------

     Total current assets ..................................................       137,532             140,590
Property and equipment, net ................................................         7,500               7,341
Goodwill, net ..............................................................        28,437              33,947
Other intangibles and other assets, net ....................................        11,483              14,052
                                                                             ----------------   ----------------

Total assets ............................................................... $     184,952      $      195,930
                                                                             ================   ================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................ $       5,056      $        7,256
   Accrued expenses ........................................................         5,138               4,395
   Deferred revenue ........................................................        16,910              11,874
                                                                             ----------------   ----------------

Total current liabilities ..................................................        27,104              23,525

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares:  10,000,000
      No shares issued and outstanding .....................................            --                  --
   Common stock, $0.001 par value:
      Authorized shares:  80,000,000
      Shares issued and outstanding:  27,075,110 at September 30, 2001 and
         26,287,072 at December 31, 2000 ...................................            27                  26
   Additional paid-in capital ..............................................       231,413             230,591
   Deferred stock-based compensation .......................................        (2,224)            (12,387)
   Accumulated other comprehensive income (loss) ...........................         1,010                (222)
   Accumulated deficit .....................................................       (72,378)            (45,603)
                                                                             ----------------   ----------------

Total stockholders' equity .................................................       157,848             172,405
                                                                             ----------------   ----------------

Total liabilities and stockholders' equity ................................. $     184,952      $      195,930
                                                                             ================   ================


_______________________________

See accompanying notes.



                                       Page3

                          WATCHGUARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (In thousands, except per share data)


                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                             -------------------------------- --------------------------------
                                                                  2001             2000            2001             2000
                                                             ---------------  --------------- ---------------  ---------------

  Revenues:
    Product .............................................    $       12,806   $       14,782  $       39,345   $       35,276
    Service .............................................             4,462            2,453          12,533            5,501
                                                             ---------------  --------------- ---------------  ---------------
          Total revenues ................................            17,268           17,235          51,878           40,777

  Cost of revenues:
    Product .............................................             5,214            5,363          15,906           12,795
    Service .............................................             1,450              824           4,384            1,813
                                                             ---------------  ---------------  ---------------  ---------------

          Total cost of revenues ........................             6,664            6,187          20,290           14,608
                                                             ---------------  ---------------  ---------------  ---------------
  Gross margin ..........................................            10,604           11,048          31,588           26,169

  Operating expenses:
    Sales and marketing (1) .............................             7,380            5,849          23,241           17,375
    Research and development (2) ........................             4,129            3,413          14,140            9,195
    General and administrative (3) ......................             2,060            1,703           5,795            4,107
    Stock-based compensation ............................             1,468              193           8,534              657
    Amortization of  goodwill, purchased technology and
       other intangible assets acquired .................             2,724              368           8,172            1,104
    Restructuring charges ...............................                --               --           2,900               --
                                                             ---------------  --------------- ---------------  ---------------

          Total operating expenses ......................           17,761           11,526          62,782            32,438
                                                             ---------------  --------------- ---------------  ---------------

  Operating loss ........................................           (7,157)            (478)        (31,194)           (6,269)

  Interest income, net ..................................             1,292            1,812           4,615            4,529
                                                             ---------------  --------------- ---------------  ---------------

  Income (loss) before income taxes .....................            (5,865)           1,334         (26,579)          (1,740)

  Provision for income taxes ............................                28               --             196               --
                                                             ---------------  --------------- ---------------  ---------------

  Net income (loss) .....................................    $       (5,893)  $        1,334  $      (26,775)  $       (1,740)
                                                             ===============  =============== ===============  ===============

  Net income (loss) per share:

           Basic ........................................    $       (0.22)   $        0.06   $       (1.01)   $        (0.08)
                                                             ===============  =============== ===============  ===============

           Diluted ......................................    $       (0.22)   $        0.05   $       (1.01)   $        (0.08)
                                                             ===============  =============== ===============  ===============
  Shares used in computation of net income (loss) per
   share:

           Basic ........................................            26,839           24,147          26,594           22,882
                                                             ===============  =============== ===============  ===============

           Diluted.......................................            26,839           27,809          26,594           22,882
                                                             ===============  =============== ===============  ===============

----------
(1) Sales and marketing expenses exclude amortization of stock-based compensation of $30,000 and $36,000 for the three months ended September 30, 2001 and 2000, respectively and $201,000 and $136,000 for the nine months ended September 30, 2001 and 2000, respectively.

(2) Research and development expenses exclude amortization of stock-based compensation of $1,431,000 and $143,000 for the three months ended September 30, 2001 and 2000, respectively and $8,303,000 and $465,000 for the nine months ended September 30, 2001 and 2000, respectively.

(3) General and administrative expenses exclude amortization of stock-based compensation of $7,000 and $14,000 for the three months ended September 30, 2001 and 2000, respectively and $30,000 and $56,000 for the nine months ended September 30, 2001 and 2000, respectively.

See accompanying notes.

                          WATCHGUARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      --------------------------------------
                                 (In thousands)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                          -----------------------------
                                                                                              2001              2000
                                                                                          ------------      -----------

OPERATING ACTIVITIES:
   Net loss ...........................................................................    $ (26,775)        $  (1,740)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment ........................        1,634               945
       Loss on disposal of furniture ..................................................           --                39
       Amortization of goodwill and other intangible assets ...........................        8,172             1,104
       Amortization of stock-based compensation .......................................        9,113               657
       Provision for bad debt expense .................................................          696               351
       Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable .............................        2,349            (8,351)
         (Increase) decrease in inventories, net ......................................        1,322            (3,475)
         (Increase) in prepaid expenses and other receivables .........................       (1,055)           (1,334)
         (Increase) in other assets ...................................................          (93)             (401)
         Increase in accrued restructuring charges ....................................          863                --
         Increase (decrease) in accounts payable and accrued expenses .................       (2,320)            5,346
         Increase in deferred revenue .................................................        5,036             5,636
                                                                                           ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES .................................................       (1,058)           (1,223)

INVESTING ACTIVITIES:
   Purchases of equipment and furniture and other .....................................       (1,793)           (4,497)
   Cash received on disposal of furniture .............................................           --                95
   Proceeds from sales and maturities of marketable securities ........................      157,457            55,129
   Purchases of marketable securities .................................................     (147,738)         (120,454)
                                                                                           ---------         ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................................        7,926           (69,727)

FINANCING ACTIVITIES:
   Principal repayments on line of credit and notes payable ...........................           --              (383)
   Proceeds from the sale of common stock, net of expenses ............................           --            90,427
   Proceeds from the exercise of common stock options and warrants, and the sale
       of common stock through the employee stock purchase plan .......................        1,873             5,615
                                                                                           ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES .............................................        1,873            95,659
                                                                                           ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................        8,741            24,709

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................       13,837             1,903
                                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................    $  22,578         $  26,612
                                                                                           =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Adjustment to deferred stock based compensation for options cancelled upon
     employee terminations ............................................................    $   1,392         $      --

_____________________________

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

      Interim Financial Information

      The accompanying unaudited financial statements of WatchGuard, which include the December 31, 2000 balance sheet that was derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2001. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2000 included in WatchGuard's annual report on Form 10-K, filed with the Securities and Exchange Commission
(SEC) on March 28, 2001.

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

      Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed and determinable, and vendor-specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element. WatchGuard provides for return rights and pricing protection rights for some of its customers. The return rights included in these customer agreements are generally limited to a percentage of purchases by these customers for the previous quarter. The pricing protection rights in these agreements are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sale is made. The reserves are reviewed and revised as needed. Some of WatchGuard's distributors have unlimited stock return and rotation rights. Revenues from these distribution arrangements are not recognized until the distributors sell the products to their customer. Revenues from LiveSecurity subscriptions are recognized ratably over the term of the contract, typically one to two years. WatchGuard's payment terms typically range from 30 to 60 days.

      Principles of Consolidation

      The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      Comprehensive Income (Loss)

      WatchGuard's investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders' equity. During the three and nine month periods ended September 30, 2001, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive income (loss) (in thousands):

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                       ---------------------  -----------------------
                                          2001       2000         2001        2000
                                       ---------  ----------  ----------- -----------
Net income (loss) ...................  $ (5,893)   $  1,334    $(26,775)   $ (1,740)

Unrealized gain on investments ......       731         229       1,232          33
                                       --------    --------    --------    --------


Comprehensive income (loss) .........  $ (5,162)   $  1,563    $(25,543)   $ (1,707)
                                       ========    ========    ========    ========

      Recent Accounting Pronouncements

      In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment and written down and charged to earnings only in the periods in which the recorded value of goodwill is more than its fair value. Separatable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. WatchGuard will adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002, except for the provisions of SFAS No. 141 as it relates to business combinations which are effective June 30, 2001. We expect the adoption of SFAS No. 142 to reduce our amortization of goodwill commencing January 1, 2002, however, impairment reviews may result in future periodic write-downs of goodwill prior to that date.

      In April 2001 the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Under EITF Issue No. 00-25, consideration from a vendor to a retailer is presumed to be a reduction in the selling price of a vendor's products, and therefore should be characterized as a reduction of revenue by the vendor. This presumption can be overcome, and the consideration characterized as a cost incurred if, and to the extent that both: the vendor receives an identifiable benefit from the retailer in return for consideration sufficiently separable from the arrangement with the vendor; and the vendor has sufficient, objective, and reliable evidence to estimate the fair value of the benefit. EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001. Upon application of the consensus, if applicable, financial statements for prior periods presented for comparative purposes must be reclassified to comply with the new requirements. WatchGuard is currently analyzing certain of its marketing programs with distributors to determine the effect, if any, of the consensus on its revenues and expenses.

      Reclassifications

      Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL (in thousands)

      Trade Accounts Receivable, Net

      Trade accounts receivable, net consisted of the following:

                                                                         September 30,     December 31,
                                                                             2001             2000
                                                                         -------------    -------------
      Trade accounts receivable .....................................      $ 14,860          $ 16,869
      Reserve for returns and allowances ............................        (1,824)             (965)
      Allowance for uncollectible accounts...........................          (810)             (633)
                                                                           --------          --------
                                                                           $ 12,226          $ 15,271
                                                                           ========          ========

      Inventories, net

       Inventories, net consisted of the following:              September 30,          December 31,
                                                                     2001                  2000
                                                               ---------------        ---------------
       Finished goods ....................................     $         4,684        $         4,077
       Components ........................................               1,772                  3,394
                                                               ---------------        ---------------
                                                                         6,456                  7,471
       Inventory reserves ................................                (752)                  (445)
                                                               ---------------        ---------------
                                                               $         5,704        $         7,026
                                                               ===============        ===============

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

                                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                           ---------------------------------  --------------------------------
                                                                2001             2000              2001             2000
                                                           ---------------  ----------------  ---------------  ---------------
      United States ..................................     $        8,114   $        8,058    $       22,924   $       18,555
      Rest of World ..................................              9,154            9,177            28,954           22,222
                                                           --------------   --------------    --------------   --------------
      Total ..........................................     $       17,268   $       17,235    $       51,878   $       40,777
                                                           ==============   ==============    ==============   ==============


NOTE 5 - BUSINESS RESTRUCTURING

      In April 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, WatchGuard has exited the consumer security market, and terminated various original equipment manufacturer (OEM) agreements to develop product and services for that market and is streamlining operations in support of new products and services aimed at business customers. As a result of this restructuring, WatchGuard recorded a $2.9 million restructuring charge during the second quarter of 2001. The restructuring charge for the nine months ended September 30, 2001 included the following (in thousands):


                                                                          Restructuring     Amounts paid or        Accrued
                                                                             charges            charged            balance
                                                                         -----------------  ----------------- -----------------
       Severance and termination benefits ...........................    $        1,015     $          998    $           17
       Stock-based compensation .....................................               579                579                --
       Abandoned facilities and other ...............................             1,306                460               846
                                                                         --------------     --------------    --------------
       Total ........................................................    $        2,900     $        2,037    $          863
                                                                         ==============     ==============    ==============

      As part of the reorganization, WatchGuard implemented a workforce reduction of approximately 50 employees, which represented approximately 16% of WatchGuard's employee base at that time and included employees from all functional areas of the company. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consist of stock-based compensation expense associated with the terminated employees having accelerated vesting provisions in stock and stock options, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that relate to ongoing operations are not included as restructuring charges. All restructuring charges are expected to be paid by December 31, 2001 except for accrued amounts related to losses for the sublease of abandoned facilities of $727,000 at September 30, 2001 which are expected to be realized through September 2006. Revenues from the consumer security market were insignificant through September 30, 2001.

NOTE 6 - STOCK OPTION EXCHANGE PROGRAM

      In July 2001, WatchGuard offered a voluntary stock option exchange program to its employees. The plan allowed employees, at their option, to exchange before August 1, 2001 unexercised stock options with an exercise price equal to or greater than $15 that were granted to eligible optionees under the 1996 Stock Option Incentive Plan and the 2000 Stock Option Plan. In addition, if an employee chose to participate, any option granted to that employee within the six months preceding August 1, 2001 that had a lower exercise price than any option tendered was automatically tendered for exchange. In exchange, WatchGuard expects to grant on February 2, 2002 a new option to purchase a number of shares equal to the number of shares underlying the cancelled option. The exercise price of the replacement option would then be equal to the average of the high and low sales prices of a share of WatchGuard's common stock as reported on the NASDAQ National Market on February 1, 2002, the last date preceding February 2, 2002 for which such a price exists. Except for relatively minor differences each replacement option will be vested and exercisable to the same degree as the original option. Pursuant to the offer, WatchGuard has accepted for cancellation and exchange options to purchase 2,101,347 shares of WatchGuard common stock. For financial reporting purposes the option exchange program is not considered compensatory. WatchGuard, therefore, does not anticipate recording stock compensation charges as a result of the implementation of the program.

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

Overview

      WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Our award-winning products and services include firewalls for access control, virtual private networks, or VPNs, for secure communications and our new ServerLock products for server content and application security. Our core market includes small- to medium-sized enterprises, or SMEs, large Internet-distributed enterprises, or IDEs, with ultra-high-speed connections supporting VPNs between the IDEs and their geographically dispersed branch offices and telecommuters, small and home offices, or SOHOs, with broadband connections, and telecommuters. Our acquisition of Qiave Technologies Corporation in October 2000 allowed us to expand our product line with a software-based solution designed to protect server content and applications from unauthorized and unintentional access and manipulation. Our innovative subscription-based LiveSecurity Service delivers threat responses, software updates, expert editorials, support flashes and virus alerts over the Internet, which enables enterprises to protect their data and communications in a continuously changing environment, with minimal effort.

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

      . During the second and third quarters of 2001, we introduced higher performance third-generation security appliances, our Firebox III product line, including products targeted at the larger enterprise, the large IDE markets, as well as to small businesses and branch offices.

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

      We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenues upon shipment, revenues on product sales for some of our major distributors are recorded when these distributors have sold the product to their customers. Service subscription revenues are recognized ratably on a monthly basis, generally over periods ranging between one and two years.

       In April 2001 the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Under EITF Issue No. 00-25, consideration from a vendor to a retailer is presumed to be a reduction in the selling price of a vendor's products, and therefore should be characterized as a reduction of revenue by the Vendor. This presumption can be overcome, and the consideration characterized as a cost incurred if, and to the extent that both: the vendor receives an identifiable benefit from the retailer in return for consideration sufficiently separable from the arrangement with the vendor; and the vendor has sufficient, objective, and reliable evidence to estimate the fair value of the benefit. EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001. Upon application of the consensus, if applicable, financial statements for prior periods presented for comparative purposes must be reclassified to comply with the new requirements. WatchGuard is currently analyzing certain of its marketing programs with distributors to determine the effect, if any, of the consensus on its revenues and expenses.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                   ---------------------------        -------------------------
                                                                     2001              2000             2001             2000
                                                                   -------            --------        --------         --------
Revenues:
  Product ......................................................     74.2%               85.8%          75.8%            86.5%
  Service ......................................................     25.8                14.2           24.2             13.5
                                                                    -----               -----          -----            -----
        Total revenues .........................................    100.0               100.0          100.0            100.0
Cost of revenues:
  Product ......................................................     30.2                31.1           30.7             31.4
  Service ......................................................      8.4                 4.8            8.5              4.4
                                                                    -----               -----          -----            -----
        Total cost of revenues .................................     38.6                35.9           39.1             35.8
                                                                    -----               -----          -----            -----
Gross margin ...................................................     61.4                64.1           60.9             64.2
Operating expenses:
  Sales and marketing ..........................................     42.7                33.9           44.8             42.6
  Research and development .....................................     23.9                19.8           27.3             22.5
  General and administrative ...................................     11.9                 9.9           11.2             10.1
  Stock-based compensation .....................................      8.5                 1.1           16.5              1.6
  Amortization of  goodwill, purchased technology and
     other intangible assets acquired ..........................     15.8                 2.1           15.8              2.7
  Restructuring charges ........................................      0.0                 0.0            5.6              0.0
                                                                    -----               -----          -----            -----
        Total operating expenses ...............................    102.9                66.9          121.0             79.5
                                                                    -----               -----          -----            -----
Operating loss .................................................    (41.4)               (2.8)         (60.1)           (15.4)
Interest income, net ...........................................      7.5                10.5            8.9             11.1
                                                                    -----               -----          -----            -----
Income (loss) before income taxes ..............................    (34.0)                7.7          (51.2)            (4.3)
Provision for income taxes .....................................      0.2                 0.0            0.4              0.0
                                                                    -----               -----          -----            -----
Net income (loss) ..............................................    (34.1)%               7.7%         (51.6)%           (4.3)%
                                                                    =====               =====          =====            =====

     Beginning late in the fourth quarter of 2000 and continuing through the third quarter of 2001 we saw a general global downturn in spending by businesses on information technology, and the events of September 11, 2001 and their aftermath have exacerbated this downturn. These factors have affected the demand for our products and services. We generated revenues of $17.3 million in the three months ended September 30, 2001, a slight increase from revenues of $17.2 million the three months ended September 30, 2000 and a slight decrease of 1.4% from $17.5 million in revenues for the three months ended June 30, 2001. Our net loss for the three months ended September 30, 2001 was ($5.9 million), or ($0.22) per share, compared to a net income of $1.3 million or $0.06 per share, for the three months ended September 30, 2000 and a net loss of ($10.4 million), or ($0.39) per share in the three months ended June 30, 2001. Our net loss improved in the three months ended September 30, 2001 as compared to the three months ended June 30, 2001 due mainly to a one time restructuring charge recorded in the three months ended June 30, 2001 and to reduced operating costs. The net loss included $4.2 million of non-cash charges related to stock-based compensation and amortization of goodwill, purchased technology and other intangible assets acquired for the three months ended September 30, 2001 and $8.2 million of non-cash charges related to stock-based compensation and amortization of goodwill, purchased technology and other intangible assets acquired and restructuring charges for the three months ended June 30, 2001.

     In April 2001, we implemented a restructuring plan designed to streamline operations and reduce costs. We have streamlined operations to focus on our core business of firewalls, VPNs and server security for business customers. As part of this reorganization we have exited the consumer security market, and terminated various OEM agreements to develop products and services for that market and reduced our staff by approximately 50 people, or 16% of our workforce at that time. We have also consolidated our development and product marketing activities into product-specific areas to better focus on our business customers. We believe that the staff reduction, which impacted all functional areas of the company, will allow us to reduce our break-even point to better drive towards profitability. We will continue to invest in the research and development efforts we believe are necessary to ensure we maintain our leadership position in providing enterprises with Internet security and VPN solutions that are easy to install and manage. As a result of this restructuring, we recorded a $2.9 million restructuring charge during the three months ended June 30, 2001.

Three Months Ended September 30, 2001 and 2000

Revenues

     Total revenues, which consist of product revenues and service revenues remained relatively flat increasing only slightly from $17.2 million in the three months ended September 30, 2000 to $17.3 million in the three months ended September 30, 2001. Revenues remained relatively flat primarily due to a decrease in product revenues attributable to the general global downturn in spending by businesses on information technology mentioned above as well as the events of September 11, 2001 and their aftermath which were partially offset by an increase in service revenues. The increase in service revenues was derived dually from the deferral attributable to bundled product revenues and the renewals of LiveSecurity from the existing customer base. Total international revenues represented approximately 53% of total revenues in the three months ended September 30, 2000 and 53% in the three months ended September 30, 2001. In the three months ended September 30, 2000, global revenues from one of our distributors Ingram Micro, Inc., accounted for $2.5 million in revenues or approximately 14% of revenues and in the three months ended September 30, 2001, global revenues from Ingram Micro, Inc., were $1.8 million, or approximately 11% of revenues and revenues from another distributor, Tech Data, were $2.1 million, or approximately 12% of revenues.

     Product revenues include: (1) perpetual software license fees for our Firebox System and the sale of our security appliance as part of our security solutions; (2) sales of software options, such as user expansion and VPN software management modules; (3) sales of our NOC, security suite software license as part of LiveSecurity for MSS; and (4) sales from our new ServerLock product line, which is based on technology acquired in conjunction with our purchase of Qiave. Product revenues decreased from $14.8 million in the three months ended September 30, 2000 to $12.8 million in the three months ended September 30, 2001, a decrease of 13%. Product revenues as a percentage of total revenues decreased from 86% in the three months ended September 30, 2000 to 74% in the three months ended September 30, 2001 due to a lower growth rate associated with slowing economic conditions as well as the events of September 11, 2001 and their aftermath and due to an increase in service revenues from an increased base of customers renewing their LiveSecurity subscriptions . Given the current economic uncertainty and slowdown in capital spending, it is difficult to predict revenue levels in future quarters, which may be more variable than historically.

     Service revenues include the annual fee for our LiveSecurity broadcast service, which is sold as part of the Firebox System and LiveSecurity for MSS. Service revenues increased from $2.5 million in the three months ended September 30, 2000 to $4.5 million in the three months ended September 30, 2001, an increase of 82%. As a percentage of total revenues, service revenues increased from 14% in the three months ended September 30, 2000 to 26% in the three months ended September 30, 2001, which reflects an increased base of customers renewing their LiveSecurity service subscriptions, and a reduced growth rate for product sales.

     We have established a returns and allowances reserve to address the return rights, pricing protection rights, and promotional rebates that may be earned by some of our customers. The provision for sales returns and allowances was $362,000, or 2% of total revenues before returns and allowances, in the three months ended September 30, 2000 and $2.4 million, or 12% of total revenues, before returns and allowances, in the three months ended September 30, 2001. The increase in the provision as a percent of revenue reflects an increase during 2001 in the actual returns and the future expected returns of current products originating from new products introduced during 2001. The increase in the provision as a percent of revenue also reflects promotional rebates that were introduced during 2001 and restocking and price protection rights. We expect to continue to introduce new products each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

     Total cost of revenues, which includes product and service costs, increased from $6.2 million in the three months ended September 30, 2000 to $6.7 million in the three months ended September 30, 2001, an increase of 8%. As a percentage of total revenues, cost of revenues increased from 36% in the three months ended September 30, 2000 to 39% in the three months ended September 30, 2001. Gross margins are impacted by various factors, including the volume discount levels contained in our channel customer agreements, the cost of our Firebox appliances, the mix of product and service sales, which may include hardware and software products and service subscriptions or both, the cost of royalties associated with our products, and the costs of our technical support organization and LiveSecurity Service.

     Cost of product revenues, which includes the cost of manufacturing our security appliance, product packaging and third-party product licensing fees, decreased from $5.4 million in the three months ended September 30, 2000 to $5.2 million in the three months ended September 30, 2001, a decrease of 3%. The decrease was primarily due to lower product sales volume. Cost of product revenues as a percentage of total product revenues increased from 36% in the three months ended September 30, 2000 to 41% in the three months ended September 30, 2001. The increase in cost of product revenues as a percentage of product revenues reflects promotional programs on certain existing Firebox products established to facilitate the introduction of several new products during the quarter ended September 30, 2001. The increase also reflects a change in product mix, in which the sales volume of some of our lower-margin products increased on a relative basis from the third quarter of 2000 to the third quarter of 2001. We expect product mix changes, which would result from increased sales of relatively higher margin software products such as ServerLock, to have a positive impact on gross margins. Cost savings and product mix changes that improve gross margins, however, may be offset in the short term by heightened price competition and by the promotional programs on existing products mentioned above. We therefore expect that gross margins, in dollars and as a percentage of revenues, will be negatively impacted in the short term by price competition and by promotional programs but will gradually improve during the balance of 2001 and into 2002, primarily, as a result of reductions in manufacturing costs.

     Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, increased from $824,000 in the three months ended September 30, 2000 to $1.5 million in the three months ended September 30, 2001, an increase of 76%. As a percentage of total service revenues, cost of service revenues decreased from 34% in the three months ended September 30, 2000 to 33% in the three months ended September 30, 2001. Cost of service revenues as a percentage of total service revenues has decreased slightly reflecting an increase in the investment in our customer support organization which coincides with a increasingly growing number of customers who are implementing VPNs in a more complex environment, as well as a broader customer base. We expect service costs to continue to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Total sales and marketing expenses increased from $5.8 million in the three months ended September 30, 2000 to $7.4 million in the three months ended September 30, 2001, an increase of 26%. As a percentage of total revenues, sales and marketing expenses increased from 34% in the three months ended September 30, 2000 to 43% in the three months ended September 30, 2001. The dollar increase in sales and marketing expenses was primarily due to recruiting and supporting a greater number of current and prospective resellers and distributors and to increased efforts to establish brand recognition of our products and services. Specifically, the increase was due to an increase in variable marketing costs from $1.6 million in the three months ended September 30, 2000 to $2.8 million in the three months ended September 30, 2001 related to specific marketing activities designed to increase brand awareness.

     Because we expect our sales and marketing expenses, as well as the other expenses we describe below, to increase at a slower rate than revenues, we expect to see a gradual reduction over time in each of these types of expenses as a percentage of total revenues. We will, however, continue to invest in sales and marketing programs designed to increase distribution through our reseller network.

     Research and Development. Research and development expenses include salaries, non-capitalized equipment and software tools, depreciation from capital equipment and software, nonrecurring costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses increased from $3.4 million in the three months ended September 30, 2000 to $4.1 million in the three months ended September 30, 2001, an increase of 21%. As a percentage of total revenues, research and development expenses increased from 20% in the three months ended September 30, 2000 to 24% in the three months ended September 30, 2001. The increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our Firebox System and LiveSecurity for MSS product lines and ServerLock products, and our efforts to respond to new and emerging worldwide Internet security threats through our LiveSecurity Service. Specifically, the increase was due to payroll and related expenses which increased from $2.1 million in the three months ended September 30, 2000 to $2.8 million in the three months ended September 30, 2001, a portion of which is related to the research and development costs of our ServerLock products originating from our acquisition of Qiave.

     We expect to continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings, develop new products and enhance our rapid response team, which analyzes and addresses internet security threats, and our advisory council, which provides continuing education and editorials on internet security. We also expect research and development expenses to increase at a slower rate than revenues and, therefore, expect to see a gradual reduction over time of these expenses as a percentage of total revenues.

     General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provision for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $1.7 million in the three months ended September 30, 2000 to $2.1 million in the three months ended September 30, 2001, an increase of 21%. As a percentage of total revenues, general and administrative expenses increased from 10% in the three months ended September 30, 2000 to 12% in the three months ended September 30, 2001. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations and costs associated with being a public company, an increase in payroll and related expenses and increases in other general and administrative areas such as bad debt.

     Stock-based Compensation. Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of the common stock subject to repurchase and stock options. Stock-based compensation expense was $193,000 in the three months ended September 30, 2000 and $1.5 million in the three months ended September 30, 2001. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative was $36,000, $143,000 and $14,000 in the three months ended September 30, 2000 and $30,000, $1.4 million, and $7,000 in the three months ended September 30, 2001.

     Deferred stock-based compensation is recorded as a component of stockholders' equity as the difference between the exercise price of options and the fair value of our common stock on the date of grant, and for the value of common stock subject to repurchase that we issued in connection with our 1999 acquisition of BeadleNet and our October 2000 acquisition of Qiave. In addition Deferred stock-based compensation also arises from stock options granted to consultants which are recorded at fair value. We recorded $19.3 million of deferred stock-based compensation in 2000 in connection with the Qiave acquisition, which included charges related to the issuance of common stock subject to repurchase and the assumption of unvested Qiave employee stock options outstanding at the time of the merger. We recorded $912,000 of deferred stock-based compensation in 1999, which included charges related to the BeadleNet acquisition.

     Amortization of goodwill and other intangible assets acquired. Amortization of goodwill and other intangibles consists of the amortization of goodwill and other intangibles related to our acquisitions of BeadleNet in 1999 and Qiave in 2000. The intangible assets recorded in connection with the above acquisitions, including goodwill and purchased technology, are being amortized on a straight-line basis over useful lives ranging from two to five years. We recorded amortization charges related to these assets of $368,000 in the three months ended September 30, 2000, and $2.7 million in the three months ended September 30, 2001. The increase in amortization in 2001 resulted primarily from recording amortization of intangibles associated with our acquisition of Qiave in October 2000.

Interest Income

     Interest income is generated from the investment of proceeds from the sale of common stock in our initial public offering in 1999 and our public offering in February 2000. Interest income decreased from $1.8 million in the three months ended September 30, 2000 to $1.3 million in the three months ended September 30, 2001. This decrease resulted from both a decrease in the average balance of invested funds and a decrease in the average rates of return.

Income Taxes

     Income tax expense of $28,000 for the three months ended September 30, 2001 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $132.2 million as of September 30, 2001. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code.

Nine Months Ended September 30, 2001 and 2000

Revenues

     Total revenues increased from $40.8 million in the nine months ended September 30, 2000 to $51.9 million in the nine months ended September 30, 2001, an increase of 27%. In the nine months ended September 30, 2000, revenues from one of our distributors, Ingram Micro, Inc., were $5.1 million, or approximately 12% of total revenues, while revenues from another distributor, Tech Data, were $4.2 million, or approximately 10% of total revenues. In the nine months ended September 30, 2001, revenues from one of our distributors, Ingram Micro, Inc., were $6.7 million, or approximately 13% of total revenues and revenues from another distributor, Tech Data, were $5.5 million, or approximately 11% of total revenues . The increase in total revenues was primarily due to distribution sales volume increases in the our major geographical markets. Total international revenues represented approximately 54% of total revenues in the nine months ended September 30, 2000 and 56% in the nine months ended September 30, 2001.

     Product revenues increased from $35.3 million in the nine months ended September 30, 2000 to $39.3 million in the nine months ended September 30, 2001, an increase of 12%. As a percentage of total revenues, product revenues decreased from 87% in the nine months ended September 30, 2000 to 76% in the nine months ended September 30, 2001 reflecting a lower growth rate associated with slowing economic conditions and the events of September 11, 2001 and their aftermath.

     Service revenues increased from $5.5 million in the nine months ended September 30, 2000 to $12.5 million in the nine months ended September 30, 2001, an increase of 128%. As a percentage of total revenues, service revenues increased from 14% in the nine months ended September 30, 2000 to 24% in the nine months ended September 30, 2001 reflecting a growing customer base, increased renewals of LiveSecurity subscription, as well as slower growth rate of product revenues discussed above.

     The provision for sales returns and allowances was $1.2 million, or 3% of total revenues, in the nine months ended September 30, 2000 and $4.5 million, or 9% of total revenues, in the nine months ended September 30, 2001. The increase in the provision as a percentage of total revenue reflects an increase during 2001 in actual returns and the future expected return rates of current products that may originate from the introduction of the products during the nine months ended September 30, 2001. The increase in the provision as a percentage of total revenues also reflects promotional rebates that were introduced during 2001 and restocking and price protection rights. We expect to continue to introduce new products each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues

     Cost of revenues increased from $14.6 million in the nine months ended September 30, 2000 to $20.3 million in the nine months ended September 30, 2001, an increase of 39%. As a percentage of total revenues, cost of revenues increased from 36% in the nine months ended September 30, 2000 to 39% in the nine months ended September 30, 2001. The dollar increases in cost of revenues were primarily due to increases in sales volume.

     Cost of product revenues increased from $12.8 million in the nine months ended September 30, 2000 to $15.9 million in the nine months ended September 30, 2001, an increase of 24%. The increase was primarily due to greater sales volume. Cost of product revenues as a percentage of total product revenues increased from 36% in the nine months ended September 30, 2000 to 40% in the nine months ended September 30, 2001. The increase in cost of product revenues as a percentage of product revenues reflects promotional programs on certain existing Firebox products established to facilitate the introduction of several new products during the nine months ended September 30, 2001. The increase also reflects a change in product mix, in which the sales volume of some of our lower-margin products increased on a relative basis from the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001.

     Cost of service revenues increased from $1.8 million in the nine months ended September 30, 2000 to $4.4 million in the nine months ended September 30, 2001, an increase of 142%. As a percentage of total service revenues, cost of service revenues increased from 33% in the nine months ended September 30, 2000 to 35% in the nine months ended September 30, 2001. This increase reflects an investment in our customer support organization to assist the growing number of customers who are implementing VPNs in a more complex environment, as well as a broader customer base. We expect service costs to continue to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $17.4 million in the nine months ended September 30, 2000 to $23.2 million in the nine months ended September 30, 2001, an increase of 34%. As a percentage of total revenues, sales and marketing expenses increased from 43% in the nine months ended September 30, 2000 to 45% in the nine months ended September 30, 2001. The dollar increase and percentage increase in sales and marketing expenses was primarily due to recruiting, training and supporting our domestic and international resellers and distributors and, to a lesser extent, to establishing brand recognition of our products and services. Specifically, major components of the increase included:

      . an increase in payroll and related expenses from $7.5 million to $8.7 million;

      . an increase in variable marketing costs from $5.8 million to $8.7 million; and

      . an increase in travel and related expenses from $2.4 million to $2.8 million.

     Research and Development. Research and development expenses increased from $9.2 million in the nine months ended September 30, 2000 to $14.1 million in the nine months ended September 30, 2001, an increase of 54%. As a percentage of total revenues, research and development expenses increased from 23% in the nine months ended September 30, 2000 to 27% in the nine months ended September 30, 2001. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand our enterprise product line and our efforts in researching and evaluating new and emerging security threats for our LiveSecurity broadcast service. Specifically, major components of the increase included:

     . an increase in payroll and related expenses from $5.9 million to $8.8 million, the majority of which is related to the research and development costs of our ServerLock products originating from our acquisition of Qiave; and

     . an increase in facilities expenses from $319,000 to $1.4 million, a combination of the costs associated with the new corporate headquarters and the costs of facilities originating from our acquisition of Qiave.

     General and Administrative. General and administrative expenses increased from $4.1 million in the nine months ended September 30, 2000 to $5.8 million in the nine months ended September 30, 2001, an increase of 41%. As a percentage of total revenues, general and administrative expenses increased from 10% in the nine months ended September 30, 2000 to 11% in the nine months ended September 30, 2001. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations, and primarily relates to an increase in payroll and related expenses. Specifically, major components of the increase included:

     . an increase in payroll and related expenses from $1.8 million to $2.5 million; and

     . an increase in professional fees, public company expenses and bad debt expenses from $1.0 million to $1.8 million, the major component of which, bad debt expenses, increased from $300,000 in the nine months ended September 30, 2000 to $700,000 in the nine months ended September 30, 2001, reflecting both an increase in risk associated with a broader customer base and the uncertain economy.

     Stock-based Compensation. Amortization of deferred compensation expense was $657,000 in the nine months ended September 30, 2000 and $8.5 million in the nine months ended September 30, 2001. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative for the nine months ended September 30, 2000 was $136,000, $465,000 and $56,000, respectively, and was $201,000, $8.3 million, and $30,000, respectively, for the nine months ended September 30, 2001.

     Restructuring charges. In April 2001, we implemented a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan we have exited the consumer security market and terminated several OEM agreements to develop products and services for that market and are streamlining operations in support of new products and services aimed at business customers. As a result of this restructuring, we recorded a $2.9 million restructuring charge for the nine months ended September 30, 2001.

Interest Income

     Interest income is generated from the investment of proceeds from the sale of common stock in our initial public offering in 1999 and our public offering in February 2000. Interest income increased from $4.5 million in the nine months ended September 30, 2000 to $4.6 million in the nine months ended September 30, 2001. The increase resulted primarily from the full nine month period's investment in 2001 of the proceeds of our public offering that occurred in 2000, in addition to the investment of the proceeds from our initial public offering in 1999.

Quarterly Results of Operations

     The following tables provide our unaudited results of operations both in dollar amounts and expressed as a percentage of total revenues for each quarter in the five-quarter period ended September 30, 2001. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                                                              Three Months Ended
                                                      -------------------------------------------------------------------
                                                        Sept. 30,     June 30,     Mar. 31,     Dec. 31,     Sept. 30,
                                                          2001          2001         2001         2000          2000
                                                      ------------- ------------ ------------ ------------- -------------
                                                                               (In thousands)

Consolidated Statement of Operations Data:
Revenues:
   Product ........................................     $ 12,806      $ 13,255     $ 13,284     $ 16,734      $ 14,782
   Service ........................................        4,462         4,253        3,818        3,192         2,453
                                                      ------------- ------------ ------------ ------------- -------------
     Total revenues ...............................       17,268        17,508       17,102       19,926        17,235
Cost of revenues:
   Product ........................................        5,214         5,425        5,267        6,137         5,363
   Service ........................................        1,450         1,558        1,376        1,174           824
                                                      ------------- ------------ ------------ ------------- -------------
     Total cost of revenues .......................        6,664         6,983        6,643        7,311         6,187
                                                      ------------- ------------ ------------ ------------- -------------
Gross margin ......................................       10,604        10,525       10,459       12,615        11,048

Operating expenses:
   Sales and marketing ............................        7,380         7,690        8,171        6,838         5,849
   Research and development .......................        4,129         4,740        5,271        4,704         3,413
   General and administrative .....................        2,060         1,865        1,870        1,895         1,703
   Stock-based compensation .......................        1,468         2,546        4,520        7,750           193
   Amortization of goodwill, purchased technology
     and other intangible assets acquired .........        2,724         2,724        2,724        7,123           368
   Restructuring charges ..........................          --          2,900          --           --            --
                                                      ------------- ------------ ------------ ------------- -------------
     Total operating expenses .....................       17,761        22,465       22,556       28,310        11,526

                                                      ------------- ------------ ------------ ------------- -------------
Operating loss ....................................       (7,157)      (11,940)     (12,097)     (15,695)         (478)
Interest income, net ..............................        1,292         1,622        1,701        1,986         1,812
                                                      ------------- ------------ ------------ ------------- -------------
Income (loss) before income taxes .................       (5,865)      (10,318)     (10,396)     (13,709)        1,334
Provision for income taxes ........................           28            84           84          215            --
                                                      ------------- ------------ ------------ ------------- -------------
Net income (loss) .................................     $ (5,893)     $(10,402)    $(10,480)    $(13,924)     $  1,334
                                                      ============= ============ ============ ============= =============

                                                                                   Three Months Ended
                                                     -----------------------------------------------------------------------------
                                                       Sept. 30,      June 31,        Mar. 31,        Dec. 31,        Sept. 30,
                                                         2001           2001            2001            2000             2000
                                                     ------------   ------------   --------------   -------------   --------------

Consolidated Statement of Operations Data:
Revenues:
   Product ......................................         74.2 %         75.7 %          77.7 %           84.0 %           85.8 %
   Service ......................................         25.8           24.3            22.3             16.0             14.2
                                                     ------------   ------------   --------------   -------------   --------------
     Total revenues .............................        100.0          100.0           100.0            100.0            100.0
Cost of revenues:
   Product ......................................         30.2           31.0            30.8             30.8             31.1
   Service ......................................          8.4            8.9             8.0              5.9              4.8
                                                     ------------   ------------   --------------   -------------   --------------
     Total cost of revenues .....................         38.6           39.9            38.8             36.7             35.9
                                                     ------------   ------------   --------------   -------------   --------------
Gross margin ....................................         61.4           60.1            61.2             63.3             64.1

Operating expenses: .............................
   Sales and marketing ..........................         42.7           43.9            47.8             34.3             33.9
   Research and development .....................         23.9           27.1            30.8             23.6             19.8
   General and administrative ...................         11.9           10.7            10.9              9.5              9.9
   Stock-based compensation .....................          8.5           14.5            26.5             38.9              1.1
   Amortization of goodwill, purchased technology
     and other intangible assets acquired .......         15.8           15.6            15.9             35.7              2.1
   Restructuring charges ........................          0.0           16.6             0.0              0.0              0.0
                                                     ------------   ------------   --------------   -------------   --------------
     Total operating expenses ...................        102.9          128.3           131.9            142.1             66.9
                                                     ------------   ------------   --------------   -------------   --------------
Operating loss ..................................        (41.4)         (68.2)          (70.7)           (78.8)            (2.8)
Interest income, net ............................          7.5            9.3             9.9             10.0             10.5
                                                     ------------   ------------   --------------   -------------   --------------
Income (loss) before income taxes ...............        (34.0)         (58.9)          (60.8)           (68.8)             7.7
Provision for income taxes ......................          0.2            0.5             0.5              1.1              0.0
                                                     ------------   ------------   --------------   -------------   --------------
Net income (loss) ...............................        (34.1)%        (59.4)%         (61.3)%          (69.9)%            7.7 %
                                                     ============   ============   ==============   =============   ==============

      As discussed above, we believe that global economic, political and other uncertainties as well as constrained corporate information technology spending have slowed the demand for our products and services. Like most companies in the technology sector, we experienced a downturn in revenues from the fourth quarter of 2000 to the third quarter of 2001. Revenues for the first, second and third quarters of 2001 were $17.1 million, $17.5 million, and $17.3 million respectively, and were significantly lower than revenues of $19.9 million which were recorded for the fourth quarter of 2000. Both revenues and our quarterly operating results for 2001 were negatively impacted by the economic slowdown worldwide and an overall reduction in capital spending. Revenue levels in future quarters are difficult to predict given the current business climate, including the aftermath of the events of September 11, 2001, however, and may be more variable than usual.

      Our gross margins as a percentage of revenues have decreased slightly over the past year until a slight increase in the three months ended September 30, 2001. Gross margins as a percentage of revenues in the three months ended September 30, 2001 increased due to lower costs associated with our new Firebox III product line and due to leverage in our service revenue model. We have continued to make significant investments in our customer support organization to meet the needs of our expanding customer base. However, while these investments had a negative impact on our gross margins during recent quarters, our service margins have improved in the three months ended September 30, 2001 as our LiveSecurity subscription base has expanded. Gross margins in the second and third quarters of 2001 were negatively impacted by promotional programs on certain existing Firebox products established to facilitate the introduction of the new Firebox III product line during the nine months ended September 30, 2001. Gross margins during 2001 were also negatively impacted by our sales product mix, in which lower-margin products comprised a greater percentage of overall revenues. Competitive selling pressures in future quarters could adversely impact on our gross margins.

      We also have continued to make investments in our sales and marketing organization, as reflected in the increased expenditure levels during the first nine months of 2001. In addition, our second quarter 2001 operating expenses included significant restructuring charges associated with our restructuring plan. Other significant increases in operating expenses during the first nine months of 2001, including research and development, stock-based compensation, and the amortization of intangibles, were primarily related to our acquisition of Qiave in October 2000. While our operating expenses, excluding amortization of goodwill, intangibles and stock-based compensation, and restructuring charges continued to increase in dollar amounts through the first quarter of 2001, we did reduce these expenses by approximately $1.0 million in the second quarter of 2001 and $700,000 in the third quarter of 2001 as compared to the prior quarter. Increased operating expenses as a percentage of total revenues during the first, second and third quarters of 2001, as compared to previous quarters, resulted from the lower revenues discussed above.

      In light of the current economic slowdown and the uncertainty of market conditions, we implemented programs during the nine months ended September 30, 2001 to increase efficiencies and reduce costs within all areas of our organization, in an effort to better align our expenses with near-term revenue projections. These programs include the reduction in workforce discussed earlier, as well as a consolidation of excess facilities and related fixed asset charges. Our quarterly operating results have fluctuated significantly in the past and will probably continue to fluctuate.

Liquidity and Capital Resources

     As of September 30, 2001, we had $115.4 million in cash, cash equivalents and securities available for sale, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit we issued in September 2000 to our landlord in conjunction with our building lease for our corporate headquarters. Currently, our letter of credit is collateralized by investments with our bank. Our working capital as of September 30, 2001 was $110.4 million.

     Operating activities

     Our operating activities resulted in net cash outflows of $1.2 million in the nine months ended September 30, 2000 and $1.1 million in the nine months ended September 30, 2001. The operating cash outflows during these periods resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of non-cash charges totaling $3.1 million for the nine months ended September 30, 2000 and $19.6 million for the nine months ended September 30, 2001. These non-cash charges were primarily associated with the amortization of goodwill and other intangibles, depreciation and amortization of capital assets, provisions for bad debts, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. Cash utilized by working capital components for operating activities was $2.6 million for the nine months ended September 30, 2000 and cash provided by working capital components for operating activities was $6.1 million for the nine months ended September 30, 2001. In the nine-month period ended September 30, 2001, there were large fluctuations within some major working capital components, as described below:

     (a) Net receivables decreased from $15.3 million at December 31, 2000 to $12.2 million at September 30, 2001, reflecting the decrease in revenues from $19.9 million for the three months ended December 31, 2000 to $17.3 million for the three months ended September 30, 2001. Days sales outstanding, or DSOs, were 69 days at December 31, 2000 and 64 days at September 30, 2001, calculated on a quarterly basis. DSOs are impacted by the payment terms contained in our customer contracts, risks associated with the uncertain economy, linearity in revenues in any particular quarter and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on the current sales mix, the resulting timing differences arising from varying payment terms in our customer agreements, the linearity of revenues in any particular quarter and the growth of deferred revenue, we expect our DSOs to generally range from 55 days to 70 days. However, any change in these factors could negatively impact expected DSO results.

     (b) Sales reserves for returns and allowances were $965,000 at December 31, 2000 and $1.8 million at September 30, 2001, reflecting our estimate of returns and allowances associated with the return rights, price protection rights, and promotional rebates of some of our customers. We increased the sales reserve during the nine months ended September 30, 2001 to reflect the potential for increased returns and pricing adjustments associated with new products introduced during the nine months ended September 30, 2001, promotional rebates introduced during 2001, restocking and price protection rights. The reserve will continue to fluctuate from time to time depending on the timing of product introductions and pricing program changes.

     (c) Net inventories decreased from $7.0 million at December 31, 2000 to $5.7 million at September 30, 2001. The overall decrease reflects consumption of Firebox component inventory in the manufacture of finished goods inventory. We maintain a reserve for inventory obsolescence and will continue to analyze the adequacy of our reserves on a periodic basis.

     (d) Prepaid expenses and other receivables increased from $3.2 million at December 31, 2000 to $4.2 million at September 30, 2001, primarily due to an increase in prepaid product royalty costs, prepaid insurance and prepaid rents.

     (e) Accounts payable and accrued expenses decreased from $11.7 million at December 31, 2000 to $10.2 million at September 30, 2001. This decrease resulted primarily from the timing of inventory purchases and other expenditures during the fourth quarter of 2000 as compared to the period ended September 30, 2001.

     (f) Deferred revenue increased from $11.9 million at December 31, 2000 to $16.9 million at September 30, 2001, an increase of 42%. This increase reflects the deferral of revenue from bundled LiveSecurity subscriptions included in new product revenues and renewals of LiveSecurity subscriptions from a growing customer base.

     Investing activities

     Cash used in investing activities was $69.7 million in the nine months ended September 30, 2000 and cash provided by investing activities was $7.9 million in the nine months ended September 30, 2001. These activities primarily relate to short-term investing activity of the proceeds received from our public offerings, and capital expenditures for equipment and furniture.

     Financing activities

     Cash provided by financing activities totaled $95.7 million in the nine months ended September 30, 2000 and $1.9 million in the nine months ended September 30, 2001. We received $90.4 million in proceeds from a public offering in the first quarter of 2000. We received cash in both periods from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Unaudited Pro Forma Operating Results

      Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our pro forma results for the three and nine month periods ended September 30, 2000 and 2001 (in thousands, except per share data):

                                                                                 Three Months Ended      Nine Months Ended
                                                                                     September 30,         September 30,
                                                                                --------------------   --------------------
                                                                                  2001        2000       2001        2000
                                                                                --------    --------   --------    --------
Net income (loss) ...........................................................   $ (5,893)   $  1,334   $(26,775)   $ (1,740)

Adjustments to reconcile net income (loss) in the financial statements to pro forma net income (loss):

       Stock-based compensation .............................................      1,468         193      8,534         657
       Amortization of goodwill, purchased technology and
       other intangible assets acquired .....................................      2,724         368      8,172       1,104
       Restructuring charges ................................................         --          --      2,900          --
                                                                                --------    --------   --------    --------
Pro forma net income (loss) .................................................   $ (1,701)   $  1,895   $ (7,169)   $     21
                                                                                ========    ========   ========    ========
   Pro forma net income (loss) per share:
         Basic ..............................................................   $  (0.06)   $   0.08   $  (0.27)   $     --
                                                                                ========    ========   ========    ========
         Diluted ............................................................   $  (0.06)   $   0.07   $  (0.27)   $     --
                                                                                ========    ========   ========    ========
   Shares used in computation of pro forma net income (loss) per share:
         Basic ..............................................................     26,839      24,147     26,594      22,882
                                                                                ========    ========   ========    ========
         Diluted ............................................................     26,839      27,809     26,594      27,432
                                                                                ========    ========   ========    ========

----------

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

      Since inception through the third quarter of 2001, we have incurred net losses and experienced negative cash flows from operations in each quarter, except for the third quarter of 2000. As of September 30, 2001, we had an accumulated deficit of approximately $72.4 million. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. While we introduced certain cost-saving measures in the second quarter of 2001 in response to the current economic downturn we expect that over time we will have to increase our operating expenses in connection with

     .  expanding into new product markets;

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

      Our quarterly and yearly operating results have varied widely in the past and will probably continue to fluctuate. For this reason, we believe that period- to-period comparisons of our operating results may not be meaningful. In addition, our limited operating history makes predicting our future performance difficult. In the fourth quarter of 2000 and the first quarter of 2001 our operating results fell below the expectations of securities analysts and investors and our operating results for a future quarter or year may again fail to meet market expectations. This could result in a decline in our stock price.

      Beginning late in the fourth quarter of 2000 and continuing through the third quarter of 2001, we saw a general economic downturn in the U.S. economy, and more recently, the worldwide economy. The events of September 11, 2001 and their aftermath have exacerbated this downturn. These factors have affected the demand for our products and services. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or spreads to other geographic regions, the Internet security industry and demand for our products and services are likely to be adversely affected and could result in a decline in our stock price.

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

Because many potential customers do not fully understand or remain unaware of the need for Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

      We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for Internet security products and services, particularily those products designed for server content and application security. Historically, only enterprises having substantial resources have developed or purchased Internet security solutions. Also, there is a perception that Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for Internet security and we can convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our Firebox and ServerLock products and related LiveSecurity services, our business will not succeed.

      We currently expect all future revenues to be generated through sales of our Firebox and ServerLock products and related LiveSecurity services, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers and ISPs and other managed service providers, to obtain and retain customers. Some of our Firebox products and related LiveSecurity services, and all of our ServerLock products, however, are relatively new and unproven. The broadcast portion of our LiveSecurity solution has been available only since February 1999 and our ServerLock products were launched under the WatchGuard brand only in February 2001. To receive our LiveSecurity Service, enterprises will be required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive internet security related information. Because our LiveSecurity Service is relatively new, we cannot accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

      The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Cisco Systems, Inc., Check Point Software Technologies Ltd., Nokia Corporation, SonicWALL Inc., and Netscreen Technologies. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc. and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

      We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on their performance. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two channel customers, Ingram Micro and Tech Data, together accounted for 23% of our revenues for the third quarter of 2001 and 24% of our revenues for the nine months ended September 30, 2001. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business.

Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

      We provide some of our channel customers with product return rights for stock rotation, and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. In September 1998, for example, when we introduced the Firebox II security appliance, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances for the years ended December 31, 1998, 1999, and 2000, were $1.7 million, $1.1 million and $1.9 million, or 13%, 5% and 3% of total revenues before returns and allowances. The provision for returns and allowances was $1.2 million or 3% of total revenues before returns and allowances for the nine month period ended September 30, 2000 and $4.5 million, or 8% of total revenues before returns and allowances for the nine month period ended September 30, 2001. This increase in the provision for the nine month period ended September 30, 2001 reflects promotional rebates that were introduced during 2001,the actual returns of current products, and the future expected returns of current products that may originate from the introduction of our new Firebox III family of products during the nine months ended September 30, 2001. While we increased our provision for returns and allowances during the nine month period ended September 30, 2001 to reflect the potential for promotional rebate costs, for increased returns and for pricing adjustments associated with new products introduced during the nine months ended September 30, 2001 and products we expect to introduce in subsequent months, the provision may still be inadequate.

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

      Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 35% of our revenues in 1998, 50% in 1999, 55% in 2000, and 56% for the nine months ended September 30, 2001. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

      . cost of customizing products for foreign countries;

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

      . rules relating to the classification of costs related to marketing programs, which may impact sales discounts, cost of sales or marketing expenses. As an example, in April 2001 the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Under EITF Issue No. 00-25, consideration from a vendor to a retailer is presumed to be a reduction in the selling price of a vendor's products, and therefore should be characterized as a reduction of revenue by the Vendor. This presumption can be overcome, and the consideration characterized as a cost incurred if, and to the extent that both: the vendor receives an identifiable benefit from the retailer in return for consideration sufficiently separable from the arrangement with the vendor; and the vendor has sufficient, objective, and reliable evidence to estimate the fair value of the benefit. EITF Issue No. 00-25 is effective for quarters beginning after December 15, 2001. Upon application of the consensus, if applicable, financial statements for prior periods presented for comparative purposes must be reclassified to comply with the new requirements. WatchGuard is currently analyzing certain of its marketing programs with distributors to determine the effect, if any, of the consensus on its revenues and expenses; and

      . accounting for goodwill. In July 2001 The Financial Accounting Standards
        Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment and written down and charged to earnings only in the periods in which the recorded value of goodwill is more than its fair value. Separatable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. WatchGuard will adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002, except for the provisions of SFAS No. 141 as it relates to business combinations which are effective June 30, 2001. We expect the adoption of SFAS No. 142 to have the impact of reducing our amortization of goodwill commencing January 1, 2002, however, impairment reviews may result in future periodic write-downs of goodwill.

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

      Foreign Currency Risk

      All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the third quarter of 2001 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

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

      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2001
                                      WATCHGUARD TECHNOLOGIES, INC





                                      By: /s/ Michael E. McConnell
                                          --------------------------------------
                                          Michael E. McConnell
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)