Form 10-K405
period 2001-12-31
WATCHGUARD TECHNOLOGIES INC
filed 2002-03-28
CIK 1062019

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                       Commission file number 000-26819

                               -----------------

                         WATCHGUARD TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 91-1712427
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

             505 Fifth Avenue South, Suite 500, Seattle, WA 98104
              (Address of principal executive offices) (zip code)

                                (206) 521-8340
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the high and low bid prices of the registrant's common stock on March 25, 2002, as reported on the Nasdaq National Market, was approximately $137,733,381. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 25, 2002, there were 27,265,870 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this report, to the extent not set forth herein, is incorporated into this report by reference to the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2002. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, the end of the fiscal year to which this report relates.

================================================================================

                         WATCHGUARD TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

 -                                                                        Page
                                                                          ----

                                    PART I

 ITEM 1.  BUSINESS.......................................................   3

 ITEM 2.  PROPERTIES.....................................................  31

 ITEM 3.  LEGAL PROCEEDINGS..............................................  31

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  31

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................  32

 ITEM 6.  SELECTED FINANCIAL DATA........................................  33

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................  34

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  51

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  52

 ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................  76

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  77

 ITEM 11. EXECUTIVE COMPENSATION.........................................  77

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  77

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  77

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  78

                                    PART I

Forward-Looking Statements

   Our disclosure and analysis in this annual report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this annual report include, without limitation:

  . information concerning possible or assumed future operating results, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

  . information about the expected closing of our acquisition of RapidStream, Inc. or about the benefits we may realize from that acquisition;

  . statements about our costs and operating expenses relative to our revenues and about the expected composition of our revenues;

  . statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet these requirements;

  .   information about the anticipated timing of new product releases;

  . other statements about our plans, objectives, expectations and intentions; and

  .   other statements that are not historical facts.

   Words such as "believes," "anticipates" and "intends" may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" in evaluating our forward-looking statements.

   You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

ITEM 1.  BUSINESS

Overview

   WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for e-commerce and secure communications. Our mission is to provide enterprises worldwide, pro-active Internet security solutions that protect against known and future threats in a smart, dynamic and simple way. With threats and attacks at risk of compromising multiple points in a corporate network, the requirements of a security solution must now include firewalls for access control, virtual private networks, or VPNs, for secure communications and content and application security for servers and desktops. To be effective for enterprises of all sizes, however, a comprehensive security solution also requires a robust and intuitive system that simplifies the management of these point solutions. Because the security landscape is constantly evolving, an effective security solution must also be dynamic to allow an enterprise to keep its defenses current against the latest threats and attacks.

   Thousands of enterprises worldwide use WatchGuard's award-winning products and services, which include our Firebox firewall and VPN appliances for access control and secure communications, and our ServerLock technology and anti-virus solution for content and application security for servers and desktops. The centralized point-and-click management of our solutions allows the non-security professional to effectively install, configure and monitor our security products. In addition, our innovative subscription-based LiveSecurity Service enables our customers, with minimal effort, to protect their data and communications in a continuously changing environment.

   On February 7, 2002, we entered into an agreement to acquire RapidStream, Inc., a privately held provider of high-performance, ASIC-based firewall and VPN appliances. We expect to complete the acquisition early in the second quarter of 2002, subject to specified conditions to closing. With the acquisition of RapidStream, we expect to be able to address a much broader range of customer needs with small branch office to gigabit enterprise-class products. The combination of RapidStream's appliance platform performance and networking expertise with our award-winning product lines and security management features, provides WatchGuard with the opportunity to offer an even more competitive security solution.

   Our core market includes small- and medium-sized enterprises, or SMEs, and large Internet-distributed enterprises, or IDEs, with high-speed connections supporting VPNs between the corporate headquarters and geographically dispersed branch offices. Our security solutions also give enterprises a security management choice. An enterprise can manage its own Internet security with our product offerings or outsource its security management to an Internet service provider, or ISP, or other managed service provider implementing our managed security solutions. For the service provider, our technology improves the economics of managed security services through a scalable delivery platform that enables the service provider to remotely configure and manage thousands of customer sites quickly and easily.

   We sell our Internet security solutions indirectly to end-users through thousands of distributors and resellers, with customers located in over 125 countries. We also sell directly and indirectly to a number of service providers who implement our managed security solution. As of December 31, 2001, we had shipped over 90,000 of our security appliances.

   We initially incorporated in Washington in 1996 and reincorporated in Delaware in 1997. References to "we," "our," "us" and "WatchGuard" in this annual report refer to WatchGuard Technologies, Inc., our subsidiaries and our predecessor. Our executive offices are located at 505 Fifth Avenue South, Suite 500, Seattle, Washington 98104, and our telephone number is (206) 521-8340.

Industry Background

Reliance on the Internet

   The growth in the Internet has provided enterprises, regardless of size, with new revenue opportunities through global distribution of products and services and has enabled significant reductions in sales and marketing costs through automation and instantaneous access. Because of its affordability, global reach and versatility, the Internet is a particularly powerful and necessary tool for enterprises. Enterprises are increasingly required to establish secure Internet access to facilitate and support strategic business objectives. In a marketplace that is becoming more competitive, enterprises are increasingly utilizing new business tools and initiatives, such as remote access, e-commerce, online customer service and supply chain management, to gain competitive advantage.

  The need for Internet security

   The increased importance of e-commerce and the proliferation and growth of corporate intranets have dramatically increased the openness of computer networks, with the Internet becoming a widely accepted platform for many business-to-business and business-to-consumer transactions. The accessibility and relative anonymity of users in open computing environments, however, make systems and the integrity of information stored on them increasingly vulnerable to security threats. Open systems present inviting opportunities for computer hackers, terrorists, curious or disgruntled employees and contractors, and competitors to compromise, alter or destroy sensitive information within the system or to disrupt operations and Internet access. In addition, open computing environments are complex and typically involve a variety of hardware, operating systems and applications supplied by a variety of vendors, making networks difficult to manage, monitor and protect from unauthorized access. In addition, because even smaller organizations are rapidly adopting public-facing Web and application servers, they now face the types of threats and vulnerabilities that had been previously reserved for much larger organizations that could deploy sufficient personnel to meet that challenge.

   The need for increased Internet security has been recognized at the highest national levels. In 2001, President George W. Bush appointed Richard Clarke as his special advisor on cybersecurity. In response to the increased need at the national level, President Bush included in his proposed budget a 64% increase in spending for information security, to $4 billion. Mr. Clarke has frequently called for corporations to increase their spending for information security. In February 2000, he cited statistics indicating that, on average, less than 0.0025% of corporate revenue is spent on such protection.

   The annual Computer Security Institute, or CSI, survey conducted in 2001 confirms the potential risks faced by organizations connected to the Internet. The CSI survey revealed that 85% of companies responding had experienced security breaches within the past 12 months, with 64% acknowledging financial loss. The damage caused by a security breach is often difficult to quantify and may include the loss of irreplaceable proprietary information or data, damage to business reputation or undetected theft or alteration of information. Those organizations in the CSI survey that were able to quantify losses reported an average total loss of over $2 million per organization, which was approximately double the average loss reported in the prior year.

The Internet security challenge

   Adequate Internet security is not a response to a single challenge, but rather a response to a variety of business requirements. For example, because enterprises need to control the flow of information between their internal networks and the Internet, they need firewalls, which are important components of a comprehensive security solution. A firewall, a security component that varies in complexity, is designed to block access from the Internet to an enterprise's internal networks, as well as control the flow of and access to information shared between the networks and the Internet. A comprehensive security solution should also integrate several other sophisticated security layers, such as VPNs, to enable encrypted communications between points on the Internet, and content and application security for servers and desktops to protect critical data and services against unauthorized or unintentional changes.

   Even a comprehensive solution, however, must be easy to install, configure and manage to be truly effective. With businesses increasingly establishing secure Internet access for branch offices, trading partners and traveling employees, an enterprise must deploy point solutions such as firewalls and VPNs to fully protect the corporate network, as well as protect multiple servers and desktops in various locations. Without a robust, intuitive and easy-to-use system to manage these point solutions, the complexity and difficulty of successfully implementing a corporate information security solution rises dramatically.

   To further complicate matters, the dangers against which an effective Internet security solution must protect are dynamic rather than static, with new types of intrusion schemes, worms, viruses and other security threats and vulnerabilities emerging constantly. The Computer Emergency Response Team, a federally funded research and development center, handled 52,658 security incidents in 2001, almost two and a half times the 21,756 security incidents handled in 2000, and more than five times the 9,859 security incidents handled in 1999. Even if updates are available to allow an enterprise's security system to respond to the changing security landscape, there will often be a "vulnerability window" after the threat emerges but before it can be neutralized. In addition, unless an enterprise can timely and easily implement updates across the enterprise's point solutions protecting its network, the enterprise may need dedicated, and expensive, security experts to proactively identify, obtain and manually implement these updates quickly and correctly.

The Internet security opportunity

   According to the "VPN and Firewall Products Quarterly Worldwide Market Share and Forecasts for 4Q01 and CY01" report from Infonetics Research, Inc., the "VPN and firewall markets are rapidly merging into a single market, and hardware solutions are beginning to dominate." Infonetics reports that the worldwide market for firewalls reached $1.7 billion in 2001, and is forecasted to grow to $3.8 billion in 2005 at a compound annual growth rate, or CAGR, of 29%. VPN hardware revenues reached $1.3 billion in 2001, and are forecasted to reach $2.9 billion in 2005 at a CAGR of 32%. Some VPN hardware includes firewall capability and is therefore also reflected in the firewall market statistics. In a separate report, International Data Corporation, or IDC, forecasts the security software market to grow at a CAGR of 23%, from $5.1 billion in 2000 to $14.1 billion in 2005. IDC forecasts the security hardware market to grow at a CAGR of 38%, from $2.2 billion in 2000 to $11 billion, in 2005. In addition, the rapid deployment of public-facing Web and application servers by less sophisticated organizations has opened these businesses to the types of threats and vulnerabilities previously reserved for much larger organizations. According to Netcraft, there are currently more than 35 million Web servers worldwide, with over 10 million running Microsoft applications.

   Enterprises require a robust, comprehensive Internet security solution that secures all vulnerable points in the corporate network, that can be installed, configured and managed easily, and that can be kept up to date quickly and effectively, all for an economical price. In addition, many enterprises would rather outsource the management of their Internet security to ISPs and other managed service providers. Service providers face challenges, however, in delivering affordable security services that can be rapidly and economically deployed to thousands of customer sites and easily managed from a central location.

The WatchGuard Solution

   WatchGuard's security products and services offer an innovative approach to Internet security. Our solution has the following key benefits:

Depth For enterprises of all sizes, we offer a comprehensive security solution designed to secure multiple access points to the network: (1) a firewall for access control and filtering of dangerous content such as worms and viruses, (2) VPN capability for secure, encrypted communication between remote offices, mobile employees and trading partners, (3) server security to protect against unauthorized or unintentional access to and manipulation of critical content and applications residing on a server, such as Web site defacement and the deposit of malicious code and (4) anti-virus protection to secure the desktop.

Simplicity       We offer (1) a security appliance for ease of firewall and VPN deployment, (2) server security software with virtually effortless installation and configuration and (3) point-and-click centralized management of all aspects of the security solution. These features make it easy for the non-security professional to install, configure and monitor our security solutions and to receive and implement our LiveSecurity Service.

Vigilance        Our subscription-based LiveSecurity Service is designed to keep our customers' security solutions up to date with (1) information alerts that offer timely analyses of breaking
                 Internet security news combined with instructions on how customers can keep their networks secure, (2) virus alerts with information from McAfee.com Corporation, or McAfee, which provides real-time virus alerts and specific information on how customers can protect their systems, (3) security threat responses that provide detailed information on security vulnerabilities as they develop, including how they may affect systems and what we are doing to help our customers keep their networks secure, and, in the appropriate case, that provide software that addresses the threat, (4) software updates, (5) support flashes with tips for managing WatchGuard products,
                 (6) expert editorials that serve as continuing education about
                 Internet security, (7) Web-based and interactive technical support and (8) Web-based customer training. With the aid of our security experts and timely responses to changing security threats, our solutions permit enterprises to more aggressively manage the vulnerability window.

Strategy

   Our objective is to be the leading provider of Internet security solutions to enterprises of all sizes worldwide. Our strategy to achieve this goal is based on the following key elements:

Continue to extend our leadership position in the market for comprehensive security for SMEs and continue to expand into the IDE and larger enterprise markets

   We intend to further extend our leadership position into new markets by expanding and enhancing our Internet security product and service offerings. With the acquisition of RapidStream and by integrating the RapidStream technology with our family of products, we will enhance our network perimeter solution with high performance, ASIC-based appliance platforms and enterprise-level networking functionality. Over the next year, we also plan to further integrate our server and desktop security technology with our access control and VPN products to provide a security suite that secures all points of vulnerability. This solution, through an enhanced management console, would allow our customers to more effectively manage their security environments by centralizing and automating reporting, logging and notification to provide real-time threat analysis and attack profile correlation. Through our LiveSecurity Service and the integration of our enhanced point solution technologies with one another, our products will more effectively communicate together and assist our customers in managing the "window of vulnerability," that period of time between the emergence of a new attack and the delivery of a solution, allowing our customers to continue to operate their businesses uninterrupted. With this offering of a high-performance, comprehensive and integrated security suite, our goal is to create the next generation of proactive security solutions.

Expand and enhance our innovative LiveSecurity Service

   Our subscription-based LiveSecurity Service is an innovative, value-added security service that provides information and virus alerts, threat responses, software updates, support flashes and expert editorials, along with training and technical support, over the Internet directly to our subscribers and service provider partners. We plan to expand and enhance our LiveSecurity Service, and therefore the value of our subscription service, by adding new software and services through internal development and partnering with third-party providers. We also plan to assist our customers in further managing the vulnerability window through our LiveSecurity Service, which will be designed to inform our customers of new approaches to deal with the latest threats, as well as to further automate the process of protecting critical processes with minimal intervention until such time as a more permanent response to the threat can be implemented. As we expand and enhance our LiveSecurity Service, we plan to ensure that it remains easy to implement and use by enterprises of all sizes and by service providers.

Continue to upgrade our distribution channel and expand and enhance our worldwide network of resellers

   We intend to continue to upgrade our distribution channel worldwide with direct relationships that can produce the greatest return while expanding and enhancing the quality of our worldwide network of resellers that purchase through distribution. With our recently announced WatchGuard Secure Partner Program, we can reward our worldwide reseller base for technical competency and customer support. Resellers buying our products through our distribution partners will be provided additional discounts and benefits based on meeting program requirements that are targeted at maximizing the ability of participants to sell, support and promote our products. We also expect to add key system integrators to assist our customers who are implementing large, distributed solutions. We have also recently reorganized our worldwide sales force to more effectively work with our distribution partners and have focused separate sales resources on recruiting resellers to buy through distribution and working directly with end-users to generate demand for those resellers. We also plan to continue to invest in our Web-based training and certification program, which we believe is becoming a model for the industry, as well as in regional awareness programs that educate our resellers and subscribers worldwide about the features and benefits of our products and services.

Continue to expand WatchGuard brand awareness

   We believe that we have an opportunity to make the WatchGuard brand synonymous with Internet security worldwide. We intend to continue to jointly execute marketing programs with our distribution network around the world. We will continue to participate in trade shows and regionally targeted public relations activities both domestically and abroad, leverage our Web site and increase our end-user demand generation activities. Through online and print advertising, direct mail, e-mail and telemarketing campaigns, and particularly through our Web site and sales tools, we intend to leverage our marketing activities worldwide to uniquely position WatchGuard in the marketplace and clearly communicate the benefits of our comprehensive solutions to our customers and partners. We also intend to introduce innovative programs designed to simplify the purchase of our products, and to offer end-users product and service options that allow end-users to customize the solution to better address their needs. We will also strengthen our focus on specific vertical markets, such as state and local government agencies, to expand our customer base and provide the right solutions to address the special needs of these vertical markets.

Expand our strategic relationships with leading ISPs and other managed service providers

   To capitalize on the large number of potential customers to which ISPs and other managed service providers have access, we have established relationships with industry-leading service providers to create services based on our managed security offering, and to act as resellers of our products and services. Service providers with which we have relationships include AT&T Global Network Services Hong Kong Limited (AGNS Ltd.), Deutsche Telekom, Genuity, Internet Initiative Japan, Internet Security Systems, KPN, Nextcom, Sunrise Communications, Easynet, Star Internet and UUNet. We intend to continue to establish relationships with service providers to facilitate the widespread adoption of our products and services by capitalizing on the brand recognition and customer base of the service providers. In addition, these strategic relationships should enhance WatchGuard brand awareness and provide a powerful endorsement of our security technology and services.

   We have not determined a schedule for implementing these components of our strategy. The timing for executing our strategies will depend on market conditions, the availability of strategic opportunities and the availability of management resources.

Products and Services

   Our comprehensive security solutions include an integrated suite of security and management software, an Internet security appliance and a dynamic Internet-based service to keep security defenses current. These solutions provide access control, VPN, and content and application security for servers and desktops. Enterprises may use our products to internally manage their Internet security or elect to outsource security management to a service provider implementing our managed security solution.

Point Solutions

  Firewall and VPN

   By using our Firebox System, an enterprise can quickly and affordably deploy comprehensive perimeter security protection and VPN capability across its network, but still retain centralized control and administration. In addition, our LiveSecurity Service enables enterprises to augment their information technology staff with our security experts, which we believe substantially reduces personnel costs. Every standard Firebox system includes an initial one-year subscription to our LiveSecurity Service.

   We currently offer the following Firebox models:

   Firebox Model          Firebox4500           Firebox2500         Firebox1000         Firebox700      Firebox SOHO
-----------------------------------------------------------------------------------------------------------------------
Recommended For     - Corporate Headquarters - Medium to Large  - Mid-Size Business - Smaller Business - Small Stand-
                     and Large Enterprises    Enterprises        or Branch Office    or Remote Office   Alone or
                    - Wire Speed VPN         - High Volume                                              Remote Office
                     Support                  Web Traffic
-----------------------------------------------------------------------------------------------------------------------

Authenticated Users 5000                     5000               1000                250                10
                                                                                                       (upgrades to 50)
-----------------------------------------------------------------------------------------------------------------------

User License        Unlimited                Unlimited          Unlimited           Unlimited          10
                                                                                                       (upgrades to 50)
-----------------------------------------------------------------------------------------------------------------------

Packet Filter       197 Mbps                 197 Mbps           185 Mbps            131 Mbps           9 Mbps
 Throughput
-----------------------------------------------------------------------------------------------------------------------

HTTP Proxy          60 Mbps                  52 Mbps            43 Mbps             43 Mbps            N/A
 Throughput
-----------------------------------------------------------------------------------------------------------------------

3DES Encryption     100 Mbps                 70 Mbps            55 Mbps             5 Mbps             1.3 Mbps
 Throughput +
 SHA1
-----------------------------------------------------------------------------------------------------------------------

Hardware            Yes                      Yes                Yes                 No                 Yes
 Encryption
 Acceleration
-----------------------------------------------------------------------------------------------------------------------

Branch Office       1000                     1000               1000                150                5*
 VPNs
-----------------------------------------------------------------------------------------------------------------------

Mobile User VPNs    1000                     1000               1000                150                5
-----------------------------------------------------------------------------------------------------------------------

Interfaces          - Three RJ-45            - Three RJ-45      - Three RJ-45       - Three RJ-45      - 5 RJ-45
                     10/100TX                 10/100TX           10/100TX            10/100TX           10BaseT
                     Ethernet                 Ethernet           Ethernet            Ethernet           Ethernet
                    - DB-9 Serial Port       - DB-9 Serial Port - DB-9 Serial Port  - DB-9 Serial Port
                    - PCI Expansion Option   - PCI Expansion    - PCI Expansion
                                              Option             Option

* Requires VPN Manager

   In addition, RapidStream has developed the family of high-performance ASIC-based Internet security appliances listed in the chart below. RapidStream also has available versions of the RapidStream 2000, 6000 and 8000 hardware appliances reflected in the chart below, with similar performance, as well as a gigabit hardware appliance, that include Check Point Software Technologies Ltd. security software instead of RapidStream-developed security software (the RapidStream 2100, 6100, 8100 and 11000 "Secured by Check Point" models). Subject to the consummation of the acquisition, we expect to sell the RapidStream products under either the RapidStream or the WatchGuard brand, and the "Secured by Check Point" models under the RapidStream brand. We also intend to integrate technological aspects of the WatchGuard and RapidStream product families after the acquisition to produce our next-generation line of high-performance, ASIC-based Internet security solutions.

   RapidStream currently offers the following models:

 RapidStream  RapidStream        RapidStream             RapidStream       RapidStream            RapidStream
    Model        8000               6000                    2000              1000                    500
----------------------------------------------------------------------------------------------------------------
Recommended   VPN concentrator, High-speed VPN tunnel VPN concentrator, Branch office firewall, Small standalone
 For           Data center       connecting data       Fast Ethernet     branch office site-     or branch
               firewall, Multi-  centers, Data center  firewall, HQ for  to-site VPN, and        office firewall
               tenant security,  firewall, Fast        small to          intranet firewall and   and VPN
               OC/3 firewall     Ethernet firewall,    medium-sized      VPN
                                 Multiple T3 firewall  enterprises
----------------------------------------------------------------------------------------------------------------

Concurrent    128,000           64,000                8,000             2,000                   1,000
 Sessions
----------------------------------------------------------------------------------------------------------------

User License  Unlimited         Unlimited             Unlimited         Unlimited               Unlimited
----------------------------------------------------------------------------------------------------------------

Packet Filter 620 Mbps          270 Mbps              240 Mbps          200 Mbps                20 Mbps
 Throughput
----------------------------------------------------------------------------------------------------------------

3DES          300 Mbps          155 Mbps              70 Mbps           35 Mbps                 15 Mbps
 Encryption
 Throughput +
 SHA1
----------------------------------------------------------------------------------------------------------------

Hardware      Yes               Yes                   Yes               Yes                     Yes
 Encryption   Proprietary ASIC  Proprietary ASIC      Proprietary ASIC  Proprietary ASIC        Proprietary ASIC
 Acceleration
----------------------------------------------------------------------------------------------------------------

Branch Office 20,000            8,000                 400               30                      10
 VPNs
----------------------------------------------------------------------------------------------------------------

Mobile User   20,000            8,000                 400               30                      10
 VPNs
----------------------------------------------------------------------------------------------------------------

Interfaces    2 x 1000BaseSX    3 x 10/100 Ethernet,  3 x 1000BaseSX    2 x 1000BaseSX          2 x 1000BaseSX
               GigaBit, 2 High   2 High Availability   GigaBit,          GigaBit, 1 High         GigaBit,
               Availability      (Ethernet) ports      1 UPS Port        Availability            1 x RS232
               (Ethernet) ports  1 UPS port            1 x RS232         (Ethernet) port         console port
               1 UPS port        1 x RS232 console     console port      1 x RS232 console
               1 x RS232         port                                    port
               console port

  Server Security

   For enterprises of all sizes, the ServerLock System provides server content and application security that protects critical data and services against unauthorized or unintentional access or manipulation, such as Web site defacement and the deposit of malicious code. This protection is offered through a combination of kernel-level software, secured remote communications, centralized management and a simplified dual-mode administrative model. We also offer an application-specific version of our server security software for Web sites residing on a Windows NT or Windows 2000 server using Microsoft IIS. Every standard ServerLock System product includes an initial one-year subscription to our LiveSecurity Service. We currently offer the following server security products:

  .   ServerLock for NT/2000

  .   ServerLock for Solaris

  .   AppLock/Web

  Desktop Security

   Through our relationship with Network Associates, Inc., we currently offer desktop virus protection with the McAfee Virus Scan ASaP product for Microsoft Windows 98, NT and 2000 operating systems. Every standard Firebox system includes either one annual Virus Scan ASaP license for our SOHO class Firebox products or five annual Virus Scan ASaP licenses for all of our other Firebox products. Additional licenses may also be purchased separately.

Point Solution Management

   We offer robust and intuitive management of our comprehensive Internet security point solutions that reduces the complexity and difficulty of successful implementation. Our management systems include:

  . Control Center. Our easy-to-use Control Center management tool serves as the operational headquarters for the Firebox System. The Control Center is designed to enable the end-user to quickly and easily configure the Firebox System, implement security policies and monitor the status of installed network services.

  . VPN Manager. VPN Manager automates the creation of VPN tunnels between an enterprise's headquarters, branch offices and remote users, and is designed to dramatically reduce the complexity of creating and managing multi-site VPNs. With VPN Manager, VPN tunnels can be created with a revolutionary quick and simple point-and-click user interface.

  . Global Policy Manager. Centrally located at a managed security service provider's network operations center, our Global Policy Manager provides security intelligence and configuration for all customer sites under management. Global Policy Manager allows the service provider to create and store various security policy configurations for different customer groups or service plans.

  . Firebox Monitors. Integrated monitoring and reporting tools for the Firebox System provide real-time and historical data about network traffic. At a glance, the end-user can view user, host, service and bandwidth use, and use this information to optimize the network's security performance. Logging and notification features allow customers to detect and interrupt suspicious activity.

  . Logging and Notification. The Firebox System supports multiple levels of logging and notification. Separate rules may be set for incoming and outgoing communication for each service (such as HTTP and SMTP) that is configured. Secure, centralized logging permits customers to monitor traffic over their entire network. Logs from multiple sites can be securely distributed to a central location using 3DES encryption.

  . HostWatch. HostWatch displays real-time monitoring of network usage mapped to authenticated users and host computers. Color-coded connection types (Allowed, Denied, Proxied or Masqueraded) between internal/external hosts are identified by IP address, DNS name or user name.

  . Historical Reporting. Our flexible HTML-based historical reporting tool enables end-users to summarize network activity through custom and standardized reporting options.

  . ServerLock Manager. The ServerLock Manager is designed to maximize efficiency of control for tens and even hundreds of servers, all using secure, remote communication channels. The ServerLock Manager allows administrators or service providers to control multiple servers by applying custom rules and turning protection on and off in much the same manner as if those tasks are performed locally. ServerLock's remote communications channel is designed to simplify setting and resetting the protection state of remote machines and to make aggregating systems easier, which provides simplicity of depiction in a managed environment.

LiveSecurity Service

   Our subscription-based LiveSecurity Service for both enterprises and managed security providers and their customers includes (1) information alerts that offer timely analyses of breaking Internet security news combined with instructions on how customers can protect their systems, (2) virus alerts with information from McAfee that provides real-time virus alerts and specific information on how customers can protect their systems, (3) security threat responses that provide detailed information on security vulnerabilities as they develop, including how they may affect systems and what WatchGuard is doing to help its customers keep their networks secure, and, when appropriate, software updates to address specific threats, (4) software updates, (5) support flashes with tips for managing WatchGuard products, (6) expert editorials that serve as continuing education about Internet security, (7) interactive and Web-based technical support and (8) interactive and Web-based customer training. We currently offer standard and upgrade versions of our LiveSecurity Service, each of which provides end-users differing levels of interactive technical support:

   Standard Technical Support Service

  .   Access to a moderated online user forum;

  .   Technical support 15 hours a day, five days a week;

  .   Target four-hour maximum response time for customer service; and

  .   Access to technical support team limited to three incidents per year.

   Gold Technical Support Service Upgrade

  .   Access to a moderated online user forum;

  .   Technical support 24 hours a day, seven days a week;

  .   Target one-hour maximum response time for customer service; and

  .   Unlimited access to technical support team.

Other Products

   We offer additional products and options, including mobile-user VPN for telecommuting or traveling employees, SOHO Web-Blocker to restrict Web site access for our small or branch office and home office, or SOHO, class Firebox products, SpamScreen to filter or identify e-mail spam, High Availability for failover protection for our SME and larger enterprise products, and user upgrades for our SOHO products.

Customer Service

   We make customer service a priority and consider it a product differentiator for WatchGuard. Our staff of technical support representatives serves our end-users and our reseller, distributor and service provider partners by phone and e-mail. Support is available to our partners that have representatives that have passed required WatchGuard technical training 24 hours a day, seven days a week, and our average response time to these partners' technical requests is measured in minutes, not hours. For our end-users, we offer the two technical support programs described above, our Standard Technical Support Service and our Gold Technical Support Service Upgrade. In addition to the WatchGuard technical support staff, we offer all authorized WatchGuard customers access to our Web-based technical support self-help toolset 24 hours a day, seven days a week. These tools include comprehensive frequently asked questions, a listing of all known issues with our current software version (and any available work-arounds or fixes), and an interactive Web forum that allows customers to post WatchGuard-related technical questions to other customers and the WatchGuard technical moderator.

The WatchGuard Team of Experts

   Rapid response team. Our rapid response team identifies, analyzes and generates responses to new Internet security threats. To identify new threats, the team monitors a wide variety of Internet sources related to network security, including newsgroups, vendor Web sites and security-related bulletin boards. When the rapid response team identifies a new security threat, we send an advisory to our LiveSecurity Service subscribers informing them of what they need to do to keep their system secure and, if appropriate, provide software updates that address the threat. The team also provides other information of interest relating to Internet security.

   LiveSecurity Advisory Council. Our LiveSecurity Advisory Council provides continuing education and editorials on the rapidly changing subject of Internet security. The Council also contributes to the efforts of our rapid response team. Currently, the LiveSecuity Advisory Council is composed of Frederick Avolio, Rik Farrow and David Piscitello.

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

   David Piscitello. Mr. Piscitello is an internationally recognized expert in internetworking and fast-packet technology. He founded Core Competence, a full-service internetworking, broadband, security and network management consulting firm with offices in Pennsylvania and South Carolina. He is the recipient of a Bellcore President's Recognition Award for his contributions to SMDS, ATM and customer network management for switched data services. Mr. Piscitello has authored books on internetworking and remote access and publishes articles regularly on a variety of subjects, including network security, wireless data networking, switched internetworking, Internet security and VPNs. Mr. Piscitello does testing, product reviews and evaluations of VPNs, firewalls, intrusion detection and other security products for leading trade publications and consults for Fortune 100 companies on extranets and Internet security. He is chairman of the Networld + Interop Program Committee and the founder and program chairman of the Internet Security Conference.

Licensing and Pricing

   We offer our resellers, distributors and service provider partners discounts from end-user list prices. In addition, we offer educational discounts and occasional promotional pricing. All customers purchasing our Firebox and ServerLock products receive a perpetual license for our security and management software, which is included in the system price. Each end-user purchaser of our standard products also receives a renewable one-year subscription to our standard LiveSecurity Service. For our managed security solution, the service provider buys a license to use our network operations center security suite management and security software. In addition, the service provider must have an active subscription to the LiveSecurity Service for each end-user security appliance it manages.

Sales, Marketing and Distribution

   Because the need for Internet security crosses geographic and economic boundaries, our business opportunity extends worldwide to all business segments. Since our inception, we have invested heavily in worldwide sales and marketing. International sales generated 55% of our revenues in 2000 and 56% of our revenues in 2001.

   We sell our security solutions through distributors and service providers. We also sell our managed security solution products and services directly to service providers. We resell our products and services directly and indirectly through distributors, resellers and service providers, including

  . distributors, such as Ingram Micro, Otsuka Shokai Co., Tech Data, Wick Hill Group, Westcon, Alternative Technologies and Compushack;

  . value-added resellers, or VARs, such as Comark, Compucom, XO Communications, Secure Networks Ltd., Century Computing Ltd., Siemens Business Services, Taskarena IT-Solutions GmbH, Nextcom, Softbank, Fujitsu Business Systems, Ltd. and Network Computing Architects, Inc.;

  . direct marketers, such as CDW Computer Centers, Insight Enterprises, Dell, Microwarehouse, PC Connection and PC Mall; and

  . service providers, such as AT&T Global Network Services Hong Kong Limited (AGNS Ltd.), Deutsche Telekom, Genuity, Internet Initiative Japan, Internet Security Systems, KPN, Nextcom, Sunrise Communications, UUNet, Easynet and Star Internet.

   As part of our distribution network, thousands of resellers worldwide sell our security solutions. Our agreements with our distribution network are nonexclusive. As of December 31, 2001, we had shipped over 90,000 of our security appliances to our distribution network, which resells our products and services to end-users spanning a wide variety of industries and more than 125 countries.

   We divide our sales organization geographically and by channel partner focus. We have sales teams specifically responsible for the Americas, Europe/Middle East/Africa and Asia Pacific. Our sales professionals are typically local nationals who live and work in their designated geographic regions. We also assign sales resources to specific channel categories, including: distribution, resellers and managed security providers. The National Account Managers are responsible for our relationships with our distribution network, helping them sell and support key reseller accounts and acting as a liaison to our marketing and product development organizations. The Enterprise Sales team works directly with resellers who purchase through distribution. The Enterprise Sales team recruits new resellers, provides training on WatchGuard products and assists in selling to end-user customers.

   We have a dedicated channel marketing team responsible for delivering programs, sales tools and communication to the different categories of channel partners. The team supporting national accounts works closely with distributors to market our products to their resellers through advertising, e-mail, training opportunities and seminars. The team supporting enterprise accounts promotes the WatchGuard Secure Partner Program, organizes training seminars and assists with co-marketing opportunities presented by our resellers. WatchGuard actively participates in public forums to inform existing and potential end-user customers, distributors, resellers and service providers about the capabilities and benefits of our products. These include industry trade shows in every major geographic region, product technology conferences, regional awareness programs, trade publications and journals. WatchGuard uses the Web extensively to deliver information to both end-users and our channel partners, with a dedicated, secure Web site that provides extensive information to partners. We offer resellers access to white papers, competitive information, graphics to assist their advertising efforts, product and sales training modules and the opportunity to post their events on-line.

   WatchGuard offers comprehensive on-line training on our security solutions through our Web site. Our interactive training system guides both end-user customers and resellers through the installation, setup and management of our Firebox security solutions and provides new product information. Training modules cover firewalling basics, VPN, server security and sales training (for resellers only) and include live-action video and audio question-and-answer segments. On-line certification testing is offered for both end-user customers and resellers to confirm their product knowledge.

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

Technology and Architecture

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

  . Authentication. In our SME and larger-enterprise products, our authentication features identify network users and define user and user-group security policies.

  . Virtual private networking. Using encryption technology, our software enables enterprises to create VPNs to allow data to flow securely across the Internet between two predetermined points. Our branch office VPN, included in all of our Firebox System products, secures communications with branch offices and trading partners. Our remote-user VPN, included in our SME and larger-enterprise products, secures connections to telecommuters and traveling employees. Our VPN solutions implement industry standard protocols such as IPSec, IKE and PPTP.

  . Web surfing control. In our SME and larger-enterprise products, our Web-blocking feature enables enterprises to restrict site access privileges by user, group, time of day, site type or particular site. With our products for SOHOs, Web site access privileges may be restricted simply by site type.

  . Security appliance. Our security appliances are dedicated solely to running security functions and IP sharing and have no other function and no hard drive memory storage. Our security appliances for SMEs and larger enterprises are standalone Internet security appliances that run the security functions of the Firebox System. The security capabilities of these security appliances come entirely from the operating system, security software and security policies directed to them from the remote management software. They simply plug in and reside between an enterprise's Internet router and its internal network of servers and workstations. These security appliances have three independent, separately monitored connections: one to the enterprise's network, one to the Internet and one to the enterprise's public network for hosting Web and e-mail servers. The Firebox System encrypts communications between the security appliance and the management software on the in-house manager's desktop. Our security appliances for SOHOs are standalone Internet security appliances that run security functions and provide IP sharing. Our SOHO security appliances are increasingly being used by enterprises as endpoints for VPNs. The security capabilities of the SOHO security appliances come entirely from the operating system, security software and security policies that reside on the appliances or that the appliances receive from remote management software. They simply plug in and reside between the SOHO's or telecommuter's Internet router and broadband modem and its internal network of servers and workstations. These security appliances have two independent, separately monitored connections: one to the SOHO's or telecommuter's network and one to the Internet.

   Our Firebox System utilizes an innovative distributed architecture through which a basic processor in a security appliance receives and executes software directed to it from a remote management system. This technology allows us to keep our customers' security up to date with our LiveSecurity Service, which provides new security software and operating system configurations while still enabling us to take advantage of hardware acceleration for key functions.

   Our Firebox System encrypts communications between WatchGuard, the management system software and the security appliance. This allows the management system and the appliance to be separated within an enterprise's local- or wide-area network or between a service provider and its subscriber. Typically, to install software on a computer using a general-purpose operating system such as Windows, a person must be physically present at the computer. Our distributed architecture, however, allows our customers to remotely install our software on the security appliances and receive our LiveSecurity Service over the Internet, thereby eliminating the need for someone to be physically present at each location.

   Operating system software. Our SME and larger enterprise products use a Linux operating system and our SOHO products use a VxWorks operating system. In the case of the Linux operating system, we use a custom-configured kernel under an open source license, which enables us to review the source code and generate a flexible, robust and secure operating system. We use specially designed application programming interfaces in all of our Firebox System products to facilitate secure loading of the operating system and security software that our management software sends to the appliance.

   Security feature implementation. The Firebox System implements our security features through a number of software modules. Each module provides the specific function that the management system defines in security rules and transmits to the appliance. For example, the firewall features that control network traffic are based on an extensible set of network service protocols, such as HTTP and SMTP, and differ from other appliance firewalls in that we provide two different levels of protection, stateful packet filtering, which has become the de-facto standard in the industry, plus transparent application proxying that allows us to examine the content of a data stream in detail and provide enhanced protection against specific threats that stateful packet filters cannot detect. This is particularly important for the four key business protocols HTTP (Web traffic), SMTP (e-mail), FTP (file transfer) and DNS (Internet name services). The Firebox appliance applies the security policies defined by the management system to all incoming or outgoing traffic. Additional modules implement other security features, such as authentication and Web-surfing control, which also are defined in the security policies that the management system transmits to the appliance. If Web-surfing control is activated, for example, the Web-surfing control software module will automatically check the details of all outgoing Web traffic to make sure it complies with the defined policies.

   We use an open architectural structure to allow integration with common standards for network security. For example, our VPN component currently supports IPSec and IKE standards and the authentication module in our SME and larger enterprise products supports a variety of standard authentication methods. We intend to adopt additional standards as they mature in the market.

   Management features. Our management software allows a customer to manage and monitor the enterprise's Internet security with an intuitive, point-and-click user interface.

   Integrated suite of system management tools. Our SME and larger enterprise products use a Windows-based security management system that packages, configures and deploys security software, security policies and the operating system from the in-house manager's desktop computer to the enterprise's security appliances. The management system also includes logging and notification functions and real-time monitoring and historical reporting of network, service and bandwidth usage. Our SOHO products are managed by a Web-based interface accessed from the appliance itself or from remote management software. Our management tools allow the management of multiple security appliances from a single location.

   Because enterprise, distributed VPN and service provider environments are very different, we designed separate management systems for each. Our Firebox System management software enables quick installation and management by an in-house manager using a standard Windows-based system. The VPN management software in each of our security appliance types is designed specifically for ease of configuration and visual representation of multiple VPNs in a network. We designed our managed security solution management software, on the other hand, for a trained operator using a dedicated management console to configure and manage the security of a large subscriber base. All management systems have the ability to remotely deploy new security software to the appliances or update their security engines from the management console. Our SOHO and telecommuter customers can also choose a simple Web-based management interface, which removes the need to install management software.

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

  . ServerLock Manager. Recognizing that users will implement ServerLock on multiple servers and, in large enterprises, on entire server farms, the ServerLock Manager is designed to maximize efficiency of control for tens and even hundreds of servers, all using secure, remote communication channels. The ServerLock Manager allows administrators or service providers to control multiple servers by applying custom rules and turning protection on and off in much the same manner as those tasks are performed locally. ServerLock's remote communications channel is designed to simplify setting and resetting the protection state of remote machines and to make aggregating systems easier, which provides simplicity of depiction in a managed environment.

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

  . Kernel-based protection. Because all user-space processes, including authentication, are vulnerable to attack or accidental corruption by a privileged user or system administrator, ServerLock's protection, from filtering user requests to authenticating changes in the protection state, operates from the kernel. The kernel, which is the heart of the operating system, performs the most critical and fundamental system operations and represents the real core of any server. By applying ServerLock protection at this level, users are defended against virtually all attempts to corrupt systems. ServerLock also enables kernel-to-kernel remote communication using strong encryption implemented through a 239-bit elliptic curve cryptosystem adapted for ServerLock.

  . Simplified administration. Internet security has historically been an area of complexity and confusion for enterprises. The security appliance, which was pioneered by WatchGuard, represents an important and groundbreaking development in simplification. By using a simplified dual-mode model for administering the security policy, ServerLock extends that simplification to maintaining the integrity of server content and applications. Critical resources are managed in two modes, operational and administrative. In operational mode, designated server content and applications are protected from unauthorized or unintentional access or manipulation. In administrative mode, standard, existing server protections are in force. ServerLock's simplified dual mode allows even a technically naive user to understand the protection: operational mode is in place when the business is operating and administrative mode is in place when the server needs to be administered.

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

AppLock/Web

   Based on WatchGuard's ServerLock kernel protection, AppLock/Web specifically protects Microsoft NT/2000 IIS Web servers from both malicious and unintentional damage. This protection applies to the server operating system, the IIS application, and over 200 types of common content. This protection is offered through a combination of kernel-level software and a simplified dual-mode administrative model. Content protection is managed through a simple point-and-click customization interface.

   System structure.  AppLock/Web is comprised of the following components:

  . AppLock/Web. Our AppLock/Web software resides on the protected server and acts as a filter between operations by the user and execution by the operating system. This protects the system against unauthorized or unintentional changes by even the most privileged user, the system administrator. Acting as a filter between requests for changes and the actual execution of those changes within the operating system kernel, AppLock/Web prevents changes to the operating system's static components and the configurations that implement that server's security policies. This protection is applied, and the content to be protected is discovered, automatically during the installation of the product.

  . AppLock/Web console. Our AppLock/Web protections are managed with a local console that provides a simple interface to enable and disable protection, discover new content to protect, and provide protection to apply to new types of content not protected by default. The management of this protection is driven from a simple point-and-click system that allows users to select and sort at varying levels of granularity, from individual files to directories of files to specified file types.

   LiveSecurity Service. AppLock/Web customers also receive the benefits of our LiveSecurity Service. This includes access to technical support, software updates, threat responses, expert editorials, support flashes, virus alerts and interactive training.

LiveSecurity Service

   Our subscription-based LiveSecurity Service includes:

  . Information alerts. Timely analyses of breaking Internet security news combined with instructions on how our customers can protect their systems.

  . Virus alerts. Our strategic alliance with Network Associates, Inc. gives our customers real-time virus alerts from McAfee and specific information on how to protect their systems.

  . Threat responses. Detailed information on security vulnerabilities as they develop, including how they may affect our customers' systems and what WatchGuard is doing to help its customers keep their networks secure, and, when appropriate, software updates to address specific threats.

  . Software updates. Customers receive on-going functional enhancements for their Firebox System or ServerLock/AppLock software.

  . Support flashes. Interactive technical tutorials provide our customers with answers to frequently asked questions about managing WatchGuard products, in addition to information on new software updates.

  . Expert editorials. The WatchGuard LiveSecurity Advisory Council, a network of top security consultants, offers their views on Internet security and provides a source of continuing education.

  . Technical support. We provide subscribers with access to various levels of interactive and Web-based technical support.

  . Training. We provide subscribers with access to interactive and Web-based product training and certification services.

   Our scalable LiveSecurity Service, which runs on a collection of secured servers, registers subscribers, facilitates downloading our software to the desktop computers of registered subscribers and delivers LiveSecurity content to subscribers. To facilitate a high level of security and authenticity, we protect our servers with our own security system and strongly encrypt data communication between servers.

  Managed Security Solution

   WatchGuard's managed security solution for service providers has three main components: our network operations center, or NOC, security suite software with security and management features, our security appliances and our LiveSecurity Service.

   Security features. Our managed security solution includes the same comprehensive set of security features offered in our Firebox System.

   Management features. We designed our managed security solution management software for a trained operator using a dedicated management console to configure and manage the security of a large subscriber base. Centrally located at the service provider's NOC, our Global Policy Manager software provides security intelligence and configuration for all customer sites under management. Our software allows the service provider to create and store various security policy configurations for different customer groups or service plans. For example, our service provider customers can choose to separately and remotely deploy select security features, such as VPN and Web blocking. This gives service providers the ability to incrementally add for-fee services to their basic service offering, without the expense of sending personnel to their customers' sites. To enable service providers to configure, monitor and manage the Internet security of thousands of customers, our managed security solution includes scalable logging and monitoring software called WatchGuard event processors. The event processors run on UNIX-based workstations and can be located in the network operations center or distributed at the service provider's point of presence. Each event processor manages the logging and notification features of up to 500 security appliances through commands issued from the Global Policy Manager at the NOC.

   Security appliances. One or more of our security appliances reside on the premises of each managed customer of the service provider. The appliances receive and implement the operating system, security software and security policies sent by the service provider. All of our security appliances may be centrally managed by the service provider.

   LiveSecurity Service. Through our LiveSecurity Service, the service provider's NOC receives information and virus alerts, threat responses, software updates, support flashes and expert editorials, as well as access to training and service provider-specific technical support. The service provider then updates the security policies of its customers and transmits these policy updates over its network to the customers.

   By receiving the benefits of our security solution through a service provider, an enterprise gains a number of added advantages. The service provider can

  .   monitor and manage customers' security 24 hours a day, seven days a week;

  .   define and implement professional, customized Internet security policies;

  .   easily install software updates across their installed base;

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

Research and Development

   We focus our research and development efforts on enhancing our existing products and services, developing new products based on our innovative distributed-appliance architecture and developing services that capitalize on our LiveSecurity Service infrastructure. We use a modular design, which allows us to develop new applications that plug into our existing product line. As a result, our products can be deployed in stages, either directly by an enterprise or by a service provider if the enterprise has outsourced its security management. As we develop new products, our LiveSecurity Service end-users and service provider partners can incorporate the new products and services into their systems with minimal system interruption.

   As of December 31, 2001, we employed 120 people on our research and development staff. Research and development expenses were $7.1 million in 1999, $13.9 million in 2000 and $18.9 million in 2001. We have product development facilities in Seattle, Washington, and Waltham, Massachusetts.

Competition

   We compete in a market that is intensely competitive, highly fragmented and rapidly changing. We face competition in sales both of products and services designed for enterprises and those designed for service providers. We have experienced and will continue to experience increasing competition from current and emerging competitors, many of which have significantly greater financial, technical, marketing and other resources than we do.

   In the market for Internet security solutions, we compete on the basis of technological expertise and functionality, breadth of service and product features, ease of installation and management, performance, updatability, scalability, brand recognition, price, customer support and distribution capability. Currently, the primary competitors in our industry include Check Point Software Technologies Ltd., Cisco Systems, Inc., Netscreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies.

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

   While some of our competitors have traditionally targeted large-enterprise security needs, using complex products that run on general purpose operating systems such as UNIX or Windows NT and require full training and support programs, these vendors could adapt their existing products to make them more attractive to our markets. If these or other of our competitors were to focus their greater financial, technical and marketing resources on our markets, our business could be harmed. In addition, as our security solutions are adopted by larger enterprises, we expect to see increased competition. Increased competition in any of our markets could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

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

   WatchGuard(R) is a registered trademark in the United States, Canada, Norway, Australia, New Zealand and Japan, LiveSecurity(R) is a registered trademark in the United States, the European Union and Mexico, Firebox(R) is a registered trademark in the United States, LockSolid(TM) is a registered trademark in Australia, Japan, New Zealand and Norway, and SpamScreen(R) is a registered trademark in the United States. Applications to register the WatchGuard, LiveSecurity and LockSolid trademarks are pending in other jurisdictions. ServerLock(TM), AppLock(TM), Designing Peace of Mind(TM), FireChip(TM), and our current logo are trademarks in use in the United States, and applications are pending in the United States and other jurisdictions for registration of these trademarks. We also have other trademarks in use in the United States that do not currently have applications pending in any jurisdiction. We have no issued patents but have 12 patents pending.

   We currently license and use the following technologies in our products and services:

   SurfControl, Inc. We use this database to provide blocking of particular Web addresses as part of our Web-blocking module.

   Linux kernel. We use a customized version of the Linux operating system in our SME and larger enterprise security appliances.

   Network Associates, Inc. McAfee Virus Scan ASaP virus protection. We bundle this virus protection product with our Firebox security products.

   Hifn Inc. encryption acceleration hardware and software. We include a hardware chip and compression software in our Firebox 1000 and 2500.

   SafeNet, Inc. hardware acceleration and software VPN client. We include SafeNet's hardware encryption acceleration in our Firebox 4500 and its software VPN client in all of our products.

   Cylan Technologies, Inc. Internet Key Exchange (IKE). We use a customized version of this Internet Key Exchange software in all of our Firebox security appliances that have IPSec support.

   US Software TCP/IP stack. We use a customized version of this basic TCP/IP stack, in source code form, in our SOHO products.

   WindRiver VxWorks Real Time operating system. We use this operating system in our SOHO security appliance.

   Interconnect System Solutions. We use this 3DES software technology in our SOHO products.

   CertiCom Elliptic Curve Cryptosystem. We use this cryptosystem to authenticate protection changes and encrypt communications in our ServerLock products.

   OSR Technologies KSOCKS. We use KSOCKS in our ServerLock products to achieve a heterogeneous network signature for remote communications.

   RSA Inc. SecurID. We use SecurID's two-factor technologies to provide an additional level of security and accountability in our ServerLock products.

U.S. Government Export Regulation Compliance

   Our products are subject to U.S. governmental regulations governing the export of encryption commodities and software. In recent years, however, U.S. legislation has relaxed export controls on encryption. U.S. law now allows the export of encryption commodities and software of any strength to nongovernmental end-users located in any country except those designated as embargoed or otherwise restricted by the U.S. government, subject to streamlined reporting requirements. To satisfy these encryption export reporting requirements, we use data gathered from end-users during product registration. WatchGuard's encryption commodities and software have been approved for export by the U.S. Department of Commerce, Bureau of Export Administration, or BXA, under an Export License Exception granted after previous technical reviews by the BXA. The approved commodities and software include our branch office and remote user VPN software and our Firebox II and Firebox III families of security appliances. The BXA has granted retail export status to our Firebox 700 and Firebox SOHO security appliances, which use encryption in branch office VPN software. We are eligible to export products that qualify for retail export status to all nonembargoed and nonrestricted foreign end-users, including government entities.

Manufacturing

   We currently outsource all hardware manufacturing and assembly for our security appliances for SMEs and larger enterprises to two Washington-based companies: Electronic Manufacturing Corporation, our primary supplier, and Integrex Computer Corporation, our back up supplier. Our contract manufacturers for our SOHO security appliances are Trantronics Inc., a California-based company, and Accton Technology Corporation for board assembly, a Taiwan, R.O.C-based corporation. All three manufacturers are certified as meeting the International Organization for Standardization's quality assurance standards ISO 9001 and 9002. We are currently reviewing other contract manufacturers for potential engagement as either primary or backup suppliers for current and future products. Worldwide distribution is currently performed at our distribution facility in Seattle, Washington.

Employees

   As of December 31, 2001, we had 298 employees. Of these, 92 were employed in sales and marketing, 33 in finance and administration, 53 in customer support and operations and 120 in research and development. We are not a party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have good relations with our employees.

Important Factors That May Affect Our Operating Results, Our Business and Our Stock Price

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

   Since inception through the end of 2001, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow in the third quarter of 2000 and a positive cash flow in the third quarter of 2001. As of December 31, 2001, we had an accumulated deficit of approximately $82.6 million. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. Although we introduced certain cost-saving measures in the second quarter of 2001 in response to the current economic downturn, we expect that over time we will have to increase our operating expenses in connection with

  .   continuing to develop our technology;

  . integrating RapidStream's business, products and technologies with our own and pursuing additional strategic acquisitions in the future;

  .   expanding into new product markets;

  .   expanding into new geographic markets;

  .   hiring additional personnel; and

  .   upgrading our information and internal control systems.

   If we are unable to achieve or sustain profitability in future quarters, the trading price of our common stock could decline.

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

   Our quarterly and yearly operating results have varied widely in the past and will probably continue to fluctuate. For this reason, we believe that period-to-period comparisons of our operating results may not be meaningful. In addition, our limited operating history makes predicting our future performance difficult. In the fourth quarter of 2000, the first quarter of 2001 and the fourth quarter of 2001, our operating results fell below the expectations of securities analysts and investors and our operating results for a future quarter or year may again fail to meet market expectations. This could result in a decline in our stock price.

   Beginning late in the fourth quarter of 2000 and continuing past the end of 2001, we saw a general economic downturn in the U.S. economy and, more recently, the worldwide economy. The events of September 11, 2001 and their aftermath have exacerbated this downturn. These factors have affected the demand for our products and services. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent of the effect of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or spreads to other geographic regions, the Internet security industry and demand for our products and services are likely to be adversely affected and could result in a decline in our stock price.

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

In attempting to integrate the business and technology of RapidStream and any future acquisition, we will incur significant costs that may not be outweighed by any benefits of the acquisition.

   We expect to incur costs and commit significant management time integrating the operations, technology, products, customers, suppliers and personnel of RapidStream. As part of our business strategy, we may acquire other companies, products or technologies, and these acquisitions may also result in substantial costs. The costs of the RapidStream acquisition and any future acquisitions may include costs for:

  . integration of operations, including combining teams and processes in various functional areas;

  .   reorganization or closure of operations and facilities;

  .   integration of new technology into our products;

  . fees and expenses of professionals involved in completing the integration process; and

  .   potential existing liabilities of RapidStream or any future acquisition.

   Successful integration of the operations, technology, products, customers, suppliers and personnel of RapidStream or any future acquisition will place a significant burden on our management and internal resources. The diversion of the attention of our management and any difficulties encountered in the transition and integration process could disrupt our business and have an adverse effect on our business and operating results. In addition, as a result of the RapidStream acquisition, we expect that our gross margins will temporarily decrease slightly in the first few quarters after the acquisition is completed as we sell the RapidStream inventory we acquire in the acquisition, because this inventory will be valued at fair market value, which is significantly higher than RapidStream's cost for the inventory. If our gross margins fall below the expectations of securities analysts and investors, the price of our common stock may decline.

If we do not successfully integrate the business, technology and operations of RapidStream and any future acquisition, our business and our ability to achieve profitability will be adversely affected.

   If we complete the RapidStream acquisition, we plan to integrate the RapidStream technology with our products. We may be unable to successfully integrate RapidStream's ASIC-based technology into our products in a timely and efficient manner. Even if we are successful in integrating RapidStream's technology with our own, our sales force, consultants and development staff may not effectively adapt the new product line and the new product line may not achieve market acceptance.

   Upon completing the acquisition, we also will commence the integration of RapidStream's customers, suppliers, operations and personnel. Although we will strive to maintain RapidStream's relationships with customers and suppliers, including our competitor Check Point, we may be unable to do so and, as a result, we may not realize the benefits of these relationships and may incur significant costs in establishing new relationships. Integration of RapidStream's personnel may be difficult and unpredictable because of differences between corporate cultures and different opinions on strategic plans, personnel and other decisions.

   If we cannot successfully integrate RapidStream's technology, products, operations and personnel and maintain its relationships with third-party customers and suppliers, we may not realize any benefit from the acquisition, notwithstanding our significant expenditure of time and resources. As part of our business strategy, we may acquire other companies, products or technologies. These acquisitions entail numerous operational and financial risks and difficulties, including those described above with respect to the RapidStream acquisition.

We may not be able to complete the acquisition of RapidStream, which could negatively affect our business and the market price of our common stock.

   Although we have entered into an agreement to acquire RapidStream and expect the acquisition to close early in the second quarter of 2002, the completion of the acquisition is subject to several risks and contingencies, including shareholder approval by the shareholders of RapidStream. Although the directors and officers of RapidStream have agreed to vote their shares in favor of the acquisition, and these shareholders hold sufficient votes to ensure shareholder approval, there is no guarantee that these shareholders will not breach their agreement. In addition, although we have an option to purchase the shares of any shareholder who breaches his, her or its obligation to vote in favor of the acquisition, we might be unable to quickly acquire and direct the voting of the shares subject to this option in order to ensure the timely and efficient closing of the acquisition, if at all. The number of shares of WatchGuard common stock issuable in the acquisition will be based on our average stock price for the 20-trading-day period ending two trading days prior to the closing of the transaction. Based on the number of our shares of common stock outstanding on March 25, 2002, if this 20-trading-day average fell to and remained below $4.42 through June 30, 2002, the acquisition would not close unless either RapidStream agreed to reduce the merger consideration or we agreed to pay additional cash consideration to complete the transaction.

   If the merger is not completed for any reason, we will be subject to a number of risks and difficulties, including:

  . the market price of our common stock may decline to the extent it currently reflects a market assumption that the merger will be completed;

  . we will have to pay costs related to the merger, such as legal and accounting fees, even if the merger is not completed;

  . the benefits that we expect to realize from the merger, including the integration of RapidStream's technology into our products, would not be realized; and

  . we may be required to pay a termination fee of $1.5 million if the termination results from our breach of the representations, warranties or covenants we made in the RapidStream merger agreement.

Because many potential customers do not fully understand or remain unaware of the need for comprehensive Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

   We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for comprehensive Internet security products and services, particularly those products designed for server content and application security. Historically, only enterprises having substantial resources have developed or purchased comprehensive Internet security solutions. Also, there is a perception that comprehensive Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for comprehensive Internet security and we can convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for comprehensive Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our Firebox and ServerLock products and the related LiveSecurity Service, our business will not succeed.

   We currently expect all future revenues to be generated through sales of our Firebox and ServerLock products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, VARs and ISPs and other managed service providers, to obtain and retain customers. Some of our Firebox products and the related LiveSecurity Service, and all of our ServerLock products, however, are relatively new and unproven. The broadcast portion of our LiveSecurity solution has been available only since February 1999 and our ServerLock products were launched under the WatchGuard brand only in February 2001. To receive our LiveSecurity Service, enterprises will be required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information. Because our LiveSecurity Service is relatively new, we cannot accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

   The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point Software Technologies Ltd., Cisco Systems, Inc., Netscreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

   We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two channel customers, Ingram Micro and Tech Data, together accounted for 24% of our revenues for the year ended December 31, 2001. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of consolidating our channel by reducing the number of direct partners while expanding our programs for our indirect partners to improve overall performance and efficiencies. If this consolidation causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers.

Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

   We provide some of our channel customers with product return rights for stock rotation, and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $1.1 million in 1999, $1.9 million in 2000 and $6.9 million in 2001, or 5%, 3% and 10% of total revenues before returns and allowances. The increase in the provision for the year ended December 31, 2001 reflects promotional rebates that were introduced during 2001, the actual returns of current products and the future expected returns of current products that may originate from the introduction of our new Firebox III family of products during 2001. While we increased our provision for returns and allowances during 2001 to reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with new products introduced during 2001 and products we expect to introduce in 2002, including new products resulting from our acquisition of RapidStream, the provision may still be inadequate.

We may be unable to adequately expand our operational systems to accommodate growth, which could harm our ability to deliver our products and services.

   Our operational systems have not been tested at the customer volumes that may be required in the future. We may encounter performance difficulties when operating with a substantially greater number of customers. These performance difficulties could harm our ability to deliver our products and services. An inability to add software and hardware or to develop and upgrade existing technology or operational systems to handle increased traffic may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to introduce new products and services timely and successfully.

   To succeed, we must continually change and improve our products in response to rapid technological developments and changes in operating systems, Internet access and communications, application and networking software, computer and communications hardware, programming tools, computer language technology and hacker techniques. We may be unable to successfully and timely develop these new products and services or achieve and maintain market acceptance. The development of new, technologically advanced products and services is a complex and uncertain process that requires great innovation and the ability to anticipate technological and market trends. Because Internet security technology is complex, it can require long development and testing periods.

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

   Because our products and services provide and monitor Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty relating to our products and services. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or channel customers may sue us. In addition, we may face liability for breaches caused by faulty installation and implementation of our products by end-users or channel customers. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign the license. Defending a suit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

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

   Our operations, customer service, reputation and ability to attract and retain customers depend on the uninterrupted operation of our operational systems. Although we utilize limited off-site backup facilities and take other precautions to prevent damage, failure or interruption of our systems, our precautions may be inadequate. Any damage, failure or interruption of our computer or communications systems could lead to service interruptions, delays, loss of data and inability to accept and fill customer orders and provide customers with our LiveSecurity Service.

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

   Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 50% of our revenues in 1999, 55% in 2000 and 56% in 2001. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

  .   cost of customizing products for foreign countries;

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

ITEM 2.  PROPERTIES

   Our principal administrative, marketing, sales, development and operations facility is located in Seattle, Washington. We occupy approximately 90,000 square feet in this facility (including space that is subleased) under a lease that expires in September 2010. We have the option to extend the lease for an additional five-year term. We also maintain a product fulfillment and distribution warehouse in Seattle. In addition, we maintain an office in Waltham, Massachusetts and are subject to lease obligations for space in Aliso Viejo, California and Waltham.

ITEM 3.  LEGAL PROCEEDINGS

   We are currently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

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

                                                               Price Range of
                                                                Common Stock
                                                               --------------
                                                                High    Low
                                                               ------- ------
   Year Ended December 31, 1999
   Third quarter (beginning July 30, 1999).................... $ 18.38 $10.38
   Fourth quarter.............................................   40.00  13.81

   Year Ended December 31, 2000
   First quarter..............................................  125.36  22.63
   Second quarter.............................................   90.94  27.00
   Third quarter..............................................   73.50  45.00
   Fourth quarter.............................................   60.13  17.81

   Year Ended December 31, 2001
   First quarter..............................................   32.00   6.00
   Second quarter.............................................   10.50   5.00
   Third quarter..............................................   13.90   6.72
   Fourth quarter.............................................   12.99   6.02

   The last reported sale price of our common stock on the Nasdaq National Market on March 25, 2002 was $6.26 per share.

Holders

   As of March 21, 2002, there were approximately 146 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or "street name" through brokers or other fiduciaries.

Dividends

   We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   None.

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

                                                                      Year Ended December 31,
                                                          ----------------------------------------------
                                                           1997     1998      1999      2000      2001
                                                          -------  -------  --------  --------  --------
                                                               (In thousands, except per share data)
Consolidated Statement of Operations Data:
 Revenues:
   Product............................................... $ 4,975  $10,678  $ 17,329  $ 52,010  $ 46,893
   Service...............................................     123      701     3,290     8,693    17,390
                                                          -------  -------  --------  --------  --------
     Total revenues......................................   5,098   11,379    20,619    60,703    64,283
 Cost of revenues:
   Product...............................................   1,529    3,653     6,954    18,932    20,658
   Service...............................................      81      272     1,010     2,987     5,824
                                                          -------  -------  --------  --------  --------
     Total cost of revenues..............................   1,610    3,925     7,964    21,919    26,482
 Gross margin............................................   3,488    7,454    12,655    38,784    37,801
 Operating expenses:
   Sales and marketing...................................   4,369    8,519    13,512    24,213    29,717
   Research and development..............................   2,192    4,442     7,118    13,900    18,854
   General and administrative............................   1,323    2,454     3,646     6,001     7,726
   Stock-based compensation..............................      --    1,039       926     8,407     9,433
   Amortization of goodwill, purchased technology and
     other intangible assets acquired....................      --       --       245     3,828    10,942
   Acquired in-process technology........................      --       --     3,381     4,399        --
                                                          -------  -------  --------  --------  --------
   Restructuring charges.................................      --       --        --        --     3,720
                                                          -------  -------  --------  --------  --------
     Total operating expenses............................   7,884   16,454    28,828    60,748    80,392
                                                          -------  -------  --------  --------  --------
 Operating loss..........................................  (4,396)  (9,000)  (16,173)  (21,964)  (42,591)
 Interest income (expense), net..........................      62     (119)      155     6,515     5,771
                                                          -------  -------  --------  --------  --------
 Loss before income taxes................................  (4,334)  (9,119)  (16,018)  (15,449)  (36,820)
 Provision for income taxes..............................      --       --        --       215       157
                                                          -------  -------  --------  --------  --------
 Net loss................................................ $(4,334) $(9,119) $(16,018) $(15,664) $(36,977)
                                                          =======  =======  ========  ========  ========
 Basic and diluted net loss per share (1)................ $(17.17) $(11.34) $  (1.80) $  (0.66) $  (1.38)
                                                          =======  =======  ========  ========  ========
 Shares used in calculation of basic and diluted net loss
   per share (1).........................................     252      804     8,903    23,556    26,723
                                                          =======  =======  ========  ========  ========

--------
(1) See Notes 1 and 5 of our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

                                                                 December 31,
                                                   ----------------------------------------
                                                    1997   1998    1999     2000     2001
                                                   ------ ------  ------- -------- --------
                                                                (In thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and short-term investments $  603 $1,712  $26,401 $115,115 $113,743
 Deferred revenues ...............................    313  1,841    4,233   11,874   15,709
 Long-term debt ..................................     --     --       --       --       --
 Working capital .................................    658   (274)  24,395  117,065  103,792
 Total assets.....................................  3,303  9,032   41,311  195,930  173,031
 Total stockholders' equity.......................  1,382    881   32,245  172,405  148,304
 Dividends payable ...............................     --     --       --       --       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for e-commerce and secure communications. Our award-winning products and services include our Firebox firewall and VPN appliances for access control and secure communications and our ServerLock technology and anti-virus solution for content and application security for servers and desktops. Our innovative subscription-based LiveSecurity Service provides information and virus alerts, threat responses, software updates, support flashes and expert editorials over the Internet, which enables enterprises to protect their data and communications in a continuously changing environment, with minimal effort, and also provides end-users with access to training and technical support. Our core market includes SMEs and IDEs, with high-speed connections supporting VPNs between the corporate headquarters and their geographically dispersed branch offices.

   Since our inception, we have invested heavily in the development of our products as follows:

  . In September 1996, we introduced our initial Firebox security appliance and began selling our products both domestically and internationally.

  . In 1998, we launched our managed security solution for Internet service providers and other managed service providers and introduced our second-generation Firebox II security appliances, which added significant functionality to our existing product lines.

  . In February 1999, we launched the broadcast portion of our LiveSecurity Service.

  . In October 1999, we acquired BeadleNet, LLC, a developer of Internet security solutions for SOHOs.

  . In the first quarter of 2000, we began shipping our security solutions for SOHOs and telecommuters.

  . In October 2000, we acquired Qiave, a developer of digital information security systems. The acquisition allowed us to expand our product line with ServerLock, which protects server content and applications against unauthorized or unintentional changes.

  . In February 2001, we announced the introduction of our ServerLock for NT products, which we began shipping in the first quarter of 2001.

  . During the second and third quarters of 2001, we introduced a product line based on a higher-performance, third-generation security appliance, our Firebox III, including products targeted at larger enterprises, the IDE markets and small businesses and branch offices.

  . In July 2001, we announced the introduction of our ServerLock for Solaris product and our AppLock/Web product for securing Web sites.

  . In February 2002, we signed an agreement to acquire RapidStream, Inc., a privately held provider of high-performance, ASIC-based firewall and VPN appliances. The closing of the transaction is subject to several specified conditions and is expected to occur early in the second quarter of 2002.

Critical Accounting Policies

   Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including sales returns and allowances, bad debt, inventory reserves, restructuring reserves relating to abandoned facilities, intangible assets and deferred taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue Recognition

   Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. The discretion involved in this process makes revenue results difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

   We generate revenues through:

  . sales of products and service subscriptions indirectly through our distribution network at a discount from list price; and

  . sales of products and service subscriptions directly and, from time to time, indirectly through our distributors, to our service provider customers at volume pricing rates.

   Product revenues include:

  . the perpetual software license fees for our Firebox System that are bundled with the sale of our security appliance as part of our security solutions;

  . revenues from sales of software options, such as user expansion and VPN software management modules;

  . revenues from sales of our NOC security suite software license as part of our managed security solution; and

  . sales of our ServerLock products for server content and application security.

   Service revenues primarily include the annual fees for our LiveSecurity Service, which is sold as part of our security solutions, and for LiveSecurity Service subscription renewals from our enterprise customers and end-users. These service fees provide our customers access to our LiveSecurity Service for product updates, security threat responses, general security information and technical support. These service fees also enable our service provider customers access to the LiveSecurity Service and the ability to manage and update a specific number of their customers' security appliances.

   We recognize revenues only when a contract or agreement has been executed, delivery has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenues upon shipment, revenues on product sales for some of our major distributors are recorded when these distributors have sold the product to their customers. Service subscription revenues are recognized ratably on a monthly basis, generally over periods ranging from one to two years.

   We have established a sales returns and allowances reserve to address the return rights, pricing protection rights, and promotional rebates that may be earned by some of our customers. We estimate these reserves and adjust them periodically based on historical rates of returns and allowances, as well as the expected effect of current promotional programs and new product introductions. If new or expanded promotional programs are introduced, or new products are announced, additional allowances may be required.

Bad Debts

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Significant judgment is required when we assess the ultimate realization of receivables, including the probability of collection and the creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventory Valuation

   Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write our inventories down to estimated market value based on assumptions about future demand and market conditions. Variation in market trends, customer preferences, introduction of new products (replacing existing products) or technological advances could, however, significantly affect these estimates and result in additional inventory write-downs.

Restructuring

   In 2001, we recorded significant accruals related to our restructuring plan. These accruals included an estimate related to the abandonment of excess facilities. Although we do not anticipate significant changes, the actual costs related to the abandonment of the excess facilities may differ from the estimate if it takes us longer than expected to find suitable tenants, or if we are unable to negotiate affordable termination fees. Any changes in these factors could have a material effect on our financial position and operating results.

Asset Impairment

   Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill and other intangibles, which represent the excess of the purchase price over the fair value of net tangible assets acquired. The goodwill and other intangible assets associated with acquisitions are periodically reviewed for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse effect on our financial position and operating results.

   Before 2002, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," we reviewed long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. Under SFAS No. 121, measurement of such an impairment was based on the fair value of the asset in comparison to an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the asset, an impairment loss was recognized. Otherwise, an impairment loss was not recognized.

   Goodwill and other intangibles, including purchased technology, represent the excess of the purchase price over the fair value of net tangible assets acquired. Before 2002, we amortized goodwill and other intangibles on a straight-line basis over lives ranging from two to five years. With the required adoption of SFAS No. 142,

"Goodwill and Other Intangible Assets," beginning January 1, 2002, we will no longer amortize goodwill and other intangibles with indefinite lives to earnings. Instead, we will review them for impairment under a two-step approach required by SFAS No. 142. The first step of the two-step approach requires the identification of reporting units and a comparison of the fair value of the reporting unit versus the book value of the reporting unit, while the second step measures the amount of goodwill impairment, if any. Any measured impairment realized from the two-step approach is written down as a charge to earnings.

Deferred Taxes

   We provide a valuation allowance for deferred tax assets that cannot be currently recognized due to our cumulative losses and the uncertainty as to future recoverability. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that determination was made.

Agreement to Acquire RapidStream, Inc.

   In February 2002, we signed an agreement to acquire RapidStream, Inc., a privately held provider of high performance ASIC-based firewall and VPN appliances, for approximately $48.0 million. Under the terms of the agreement, we expect to acquire RapidStream for a consideration of approximately $17.0 million in cash and approximately $31.0 million in common stock. In addition, we will assume all outstanding options to purchase common stock of RapidStream, with the exercise price and number of shares subject to each assumed option to be adjusted according to the exchange ratio for the merger. The number of shares of WatchGuard common stock issuable in the transaction will be based on our average stock price for the 20-day-trading period ending two trading days before the closing of the transaction. The cash portion of the consideration may be increased up to a maximum of $24.0 million, with a proportionate decrease in the stock portion of the consideration, should the amount of stock required to be issued in the transaction exceed 19.9% of the total number of shares of our common stock outstanding on the business day immediately preceding the closing date of the merger. The acquisition is subject to RapidStream shareholder approval and other customary conditions to closing. The transaction is expected to close early in the second quarter of 2002. Each of WatchGuard and RapidStream has agreed to pay a termination fee of $1.5 million under certain customary circumstances.

   We expect the acquisition of RapidStream, if completed, to have a significant effect on our financial position and operating results in 2002. Specifically, we expect that:

  . product revenues will increase in 2002 due to sales of RapidStream ASIC-based products;

  . gross margins will temporarily decrease slightly in the first few quarters after the acquisition is completed as we sell the inventory acquired in the acquisition, because this inventory will be valued at fair market value, which is significantly higher than RapidStream's cost for the inventory;

  . product returns may increase in 2002 due to sales of a new product resulting from the acquisition;

  . operating expenses will increase in all areas due to the additional employee-related and other costs associated with the acquisition, especially during the first two quarters of operations as we integrate RapidStream with our operations;

  . we will incur a restructuring charge due to the proper integration of operations;

  . stock-based compensation will increase due to deferred stock compensation associated with the acquisition;

  . we will record additional charges to expense for goodwill and other intangibles and amortization expense on definite lived intangibles will increase; and

  . we will expend $17.0 million to $24.0 million in cash to complete the acquisition.

Results of Operations

   The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                                     Year Ended December 31,
                                                                     ---------------------
                                                                     1999    2000    2001
                                                                     -----   -----   -----
Revenues:
 Product............................................................  84.0%   85.7%   72.9%
 Service............................................................  16.0    14.3    27.1
                                                                     -----   -----   -----
   Total revenues................................................... 100.0   100.0   100.0
Cost of revenues:
 Product............................................................  33.7    31.2    32.1
 Service............................................................   4.9     4.9     9.1
                                                                     -----   -----   -----
   Total cost of revenues...........................................  38.6    36.1    41.2
Gross margin........................................................  61.4    63.9    58.8
Operating expenses:
 Sales and marketing................................................  65.5    39.9    46.2
 Research and development...........................................  34.5    22.9    29.3
 General and administrative.........................................  17.7     9.9    12.0
 Stock-based compensation...........................................   4.5    13.8    14.7
 Amortization of goodwill, purchased technology and other intangible
   assets acquired..................................................   1.2     6.3    17.0
 Acquired in-process technology.....................................  16.4     7.2      --
 Restructuring charges..............................................    --      --     5.8
                                                                     -----   -----   -----
   Total operating expenses......................................... 139.8   100.1   125.1
                                                                     -----   -----   -----
Operating loss...................................................... (78.4)  (36.2)  (66.3)
Interest income, net................................................   0.7    10.7     9.0
                                                                     -----   -----   -----
Loss before income taxes............................................ (77.7)  (25.5)  (57.3)
Provision for income taxes..........................................    --     0.4     0.2
                                                                     -----   -----   -----
Net loss............................................................ (77.7)% (25.8)% (57.5)%
                                                                     =====   =====   =====

Years Ended December 31, 2000 and 2001

Revenues

   Total revenues, which consist of product revenues and service revenues, increased from $60.7 million in 2000 to $64.3 million in 2001, an increase of 6%. The 6% increase represents an increase in service revenues, which offset a decrease in product revenues. We believe the decrease in product revenues can be attributed to slowing economic conditions that resulted in a delay or deferral in customer spending, changes in our sales and marketing organizations and a realignment of our distribution and channel partner strategy. Specifically, we hired a Senior Vice President, Worldwide Sales and a Senior Vice President, Marketing, and subsequently upgraded our sales force and established strategies emphasizing closer ties to our VARs and end-users. The increase in service revenues resulted from previous deferrals attributable to bundled product revenues and the renewals of LiveSecurity Service subscriptions by our existing customer base.

   We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenues from the Americas, EMEA and APAC as a percentage of total revenues were approximately 49%, 32% and 19% in 2000 and 47%, 33%, and 20% in 2001,
respectively. Total international revenues, which are revenues from customers located outside of the United States, represented approximately 55% of total revenues in 2000 and 56% of total revenues in 2001. In 2000, no foreign country represented in excess of 10% of revenues. In 2001, revenues from Japan were 12% of total revenues. In 2000, worldwide revenues from one of our distributors, Ingram Micro, were $7.3 million, or 12% of total revenues, and revenues from another distributor, Tech Data, were $6.4 million, or 10% of total revenues. In 2001, worldwide revenues from Ingram Micro were $8.7 million, or 14% of total revenues, and revenues from Tech Data were $6.6 million, or 10% of total revenues.

   Product revenues include (1) perpetual software license fees for our Firebox System that are bundled with the sale of our security appliance as part of our security solutions; (2) sales of software options, such as user expansion and VPN software management modules; (3) sales of our NOC security suite software license as part of our managed security solution; and (4) sales from our ServerLock product line, which is based on technology acquired in conjunction with our purchase of Qiave in October 2000. Product revenues decreased from $52 million in 2000 to $46.9 million 2001, a decrease of 10%. Product revenues as a percentage of total revenues decreased from 86% in 2000 to 73% in 2001 due to a lower growth rate associated with slowing economic conditions, as well as the events of September 11, 2001 and their aftermath and an increase in service revenues from an increased base of customers renewing their LiveSecurity Service subscriptions. The decrease in product revenues was also influenced by changes in our sales and marketing organizations, and a realignment of our distribution and channel partner strategy. Given the current economic uncertainty and slowdown in capital spending, it is difficult to predict revenue levels in future quarters, which may remain depressed or fluctuate more than they have historically.

   Service revenues primarily include the annual fee for our LiveSecurity Service, which is sold as part of the Firebox System and managed security solution. Service revenues increased from $8.7 million in 2000 to $17.4 million in 2001, an increase of 100%. The increase in service revenues is due to a greater number of installed products in 2001 and from an increase in LiveSecurity Service renewals. We expect the decreased product sale growth rate for 2001, which is also reflected in the deferred revenue decrease mentioned below, to result in a lower service revenue growth rate in 2002 than in 2001. As a percentage of total revenues, service revenues increased from 14% in 2000 to 27% in 2001, which reflects an increased base of customers renewing their LiveSecurity Service subscriptions and a reduced growth rate for product sales.

   We have established a returns and allowances reserve to address the return rights, pricing protection rights, and promotional rebates that may be earned by some of our customers. These reserves are estimated and adjusted periodically based on historical rates of returns and allowances and the expected effect of current promotional programs and new product introductions. The provision for sales returns and allowances was $1.9 million, or 3% of total revenues before returns and allowances, in 2000 and $6.9 million, or 10% of total revenues before returns and allowances, in 2001. The 2001 increase in the provision as a percentage of revenue reflects the major product replacement of the Firebox II with the Firebox III, promotional rebates associated with selling residual inventories of Firebox II products and the introduction of our Firebox III related products. We expect to continue to introduce new products each year, which may affect our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

   Total cost of revenues, which includes product and service costs, increased from $21.9 million in 2000 to $26.5 million in 2001, an increase of 21%. As a percentage of total revenues, cost of revenues increased from 36% in 2000 to 41% in 2001. Gross margins are affected by various factors, including the volume discount levels contained in our channel customer agreements, the cost of our Firebox appliances, expense associated with a provision for inventory reserves, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the mix of product and service sales, which may include hardware and software products and service subscriptions or both, the cost of royalties associated with our products, promotional programs and the costs of our technical support organization and LiveSecurity Service.

   Cost of product revenues, which includes the cost of manufacturing our products, product packaging and third-party product licensing fees, increased from $18.9 million in 2000 to $20.7 million in 2001, an increase of 9%. The dollar increase was primarily due to an $861,000 expense increase relating to our provision for inventory reserves, a $464,000 write-down of existing Firebox II-related inventory and higher fixed manufacturing overhead. Cost of product revenues as a percentage of total product revenues increased from 36% in 2000 to 44% in 2001. The increase in cost of product revenues as a percentage of product revenues reflects increases from the items noted above, as well as the revenue effect of promotional programs on certain existing and new Firebox products established to facilitate the introduction of several new products during 2001. The increase also reflects a change in product mix, in which the sales volume of some of our lower-margin products increased on a relative basis from 2000 to 2001. We expect product mix changes, which would result from increased sales of higher-margin enterprise-class Firebox products and software products such as ServerLock, to have a positive effect on gross margins. We therefore expect that gross margins will gradually improve during 2002, primarily as a result of reductions in hardware manufacturing costs. These improvements may be offset, in part, by the lower margin on sales of the RapidStream inventory acquired at the time of the RapidStream acquisition.

   Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, increased from $3.0 million in 2000 to $5.8 million in 2001, an increase of 95%. As a percentage of total service revenues, cost of service revenues was 34% in both 2000 and 2001. Cost of service revenues as a percentage of total service revenues remained level, reflecting an increase in the investment in our customer support organization that coincides with a increasingly growing number of customers who are implementing VPNs in a more complex environment, as well as a broader customer base. We expect service costs to continue to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity Service subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Sales and marketing expenses increased from $24.2 million in 2000 to $29.7 million in 2001, an increase of 23%. As a percentage of total revenues, sales and marketing expenses increased from 40% in 2000 to 46% in 2001. The dollar increase in sales and marketing expenses was primarily due to recruiting and supporting a greater number of current and prospective resellers and distributors and to increased efforts to establish brand recognition of our products and services. Specifically, major components of the increase included:

  . an increase in salaries, commissions, recruiting, consulting and related expenses from $10.7 million to $12.5 million; and

  . an increase in variable marketing costs from $7.8 million to $10.6 million related to specific marketing activities designed to increase brand awareness.

   As mentioned above we expect that sales and marketing expenses will increase in 2002 due to the proposed acquisition of RapidStream, and in connection with our continued investment in sales and marketing programs designed to increase distribution through our reseller network.

   Research and Development. Research and development expenses include salaries, noncapitalized equipment and software tools, depreciation from capital equipment and software, nonrecurring costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses increased from $13.9 million in 2000 to $18.9 million in 2001, an increase of 36%. As a percentage of total revenues, research and development expenses increased from 23% in 2000 to 29% in 2001. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our Firebox System and managed security solution product lines and ServerLock products, and our efforts to respond to new and emerging worldwide Internet security threats through our LiveSecurity Service. Specifically, major components of the increase included:

  . an increase in payroll and related expenses from $8.8 million to $11.6 million, a portion of which is related to the research and development costs of our ServerLock products originating from our acquisition of Qiave;

  . an increase in facilities expenses from $688,000 to $1.9 million, which reflects both a combination of the costs associated with our new corporate headquarters and the costs of facilities originating from our acquisition of Qiave; and

  . an increase in designer, contractor and security appliance prototype engineering costs from $2.6 million to $3.0 million related to expanded product offerings in 2001, including Firebox III and future products.

   As mentioned above, we expect the proposed acquisition of RapidStream to cause research and development expenses to increase in 2002. We also expect to continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings and integrate the new RapidStream product offerings, develop new products and enhance our rapid response team, which analyzes and addresses Internet security threats.

   General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts and legal and accounting professional services. General and administrative expenses increased from $6.0 million in 2000 to $7.7 million in 2001, an increase of 29%. As a percentage of total revenues, general and administrative expenses increased from 10% in 2000 to 12% in 2001. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations, including an increase in payroll and related expenses and increases in other general and administrative areas, such as professional service fees and bad debt.

   Stock-Based Compensation. Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options. Amortization of deferred stock-based compensation expenses was $8.4 million in 2000 and $9.4 million in 2001. In 2000, the allocation of the stock-based compensation expenses associated with the functional operating expense categories was $824,000 for sales and marketing, $7.5 million for research and development, and $103,000 for general and administrative. In 2001, the allocation of stock-based compensation expense was $220,000 for sales and marketing, $9.2 million for research and development and $35,000 for general and administrative.

   Deferred stock-based compensation is recorded as a component of stockholders' equity as the difference between the exercise price of options and the fair value of our common stock on the date of grant, and for the value of common stock subject to repurchase that we issued in connection with our October 1999 acquisition of BeadleNet and our October 2000 acquisition of Qiave. In addition, deferred stock-based compensation is recorded for the fair value of stock options granted to consultants. We recorded $19.3 million of deferred stock-based compensation in 2000 in connection with the Qiave acquisition, which included charges related to the issuance of common stock subject to repurchase and the assumption of unvested Qiave employee stock options outstanding at the time of the merger. In 2001, we recorded $213,000 in deferred stock-based compensation related to options issued to consultants.

   Acquired In-Process Technology. Acquired in-process technology expenses consists of in-process research and development, or IPR&D, expense related to our acquisitions of BeadleNet in October 1999 and Qiave in October 2000. We recorded IPR&D expense related to the acquisition of Qiave of $4.4 million in 2000. The projects associated with the majority of this IPR&D were completed and included in our 2001 product offerings of ServerLock for NT, ServerLock for Solaris and AppLock/Web.

   Amortization of Goodwill, Purchased Technology and Other Intangible Assets Acquired. Amortization of goodwill, purchased technology and other intangible assets acquired consists of amortization of goodwill and other intangibles related to our acquisitions of BeadleNet and Qiave. We are amortizing the intangible assets acquired in connection with the Qiave and BeadleNet acquisitions, including goodwill and purchased technology, on a straight-line basis over useful lives ranging from two to five years. We recorded amortization charges related to these intangible assets of $3.8 million in 2000 and $10.9 million in 2001. The increase in amortization in 2001 resulted primarily from recording amortization of intangibles associated with our acquisition of Qiave. With the required adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002, we will no longer amortize goodwill to earnings, but instead we will review goodwill for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. We will charge impairment losses to earnings in the period they are determined. We will apply the provisions of SFAS No. 141 and SFAS No. 142 in the first quarter of 2002. Application of the new standards is expected to result in a reclassification of the unamortized balance of an assembled workforce in the amount of $390,000 to goodwill on January 1, 2002. This will result in a net goodwill balance of $27.0 million (which will no longer be subject to amortization but will be subject to evaluation for impairment) and a net balance of other intangibles of $9.8 million (which will continue to be amortized over their estimated useful lives of three to five years). Amortization of goodwill will decrease by $7.5 million in 2002 as a result of the adoption of the new standards. During the first six months of 2002, we will perform the required transitional impairment tests of goodwill as of January 1, 2002. We have not yet determined the effect of these tests on our earnings and financial position.

   Restructuring Charges. In April 2001, we announced a restructuring plan designed to streamline our operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, we exited the consumer security market and terminated various OEM agreements to develop products and services for that market, and streamlined operations in support of new products and services aimed at business customers. As a result of this restructuring, we recorded a $3.7 million restructuring charge in 2001. The components of the restructuring charge for 2001 included the following:

                                                                December 31,
                                          Restructuring Amounts 2001 Accrued
                                           Charges in   Paid or Restructuring
                                              2001      Charged    Balance
                                          ------------- ------- -------------
                                                    (In thousands)
  Severance and termination benefits.....    $1,015     $1,015     $   --
  Stock-based compensation...............       579        579         --
  Abandoned facilities and other.........     2,126        640      1,486
                                             ------     ------     ------
     Total...............................    $3,720     $2,234     $1,486
                                             ======     ======     ======

   As part of the reorganization, we implemented a workforce reduction of 50 employees, which represented approximately 16% of our employee base at that time and included employees from all of our functional areas. All of these employees were terminated prior to June 30, 2001. All restructuring charges have been paid as of December 31, 2001, except for accrued amounts related to losses for the lease buyout or sublease of abandoned facilities of approximately $1.5 million at December 31, 2001 which are expected to be realized through September 2006. Operating expenses, exclusive of restructuring charges, amortization of goodwill, intangibles and stock-based compensation decreased by $1.0 million in the second quarter of 2001, $700,000 in the third quarter of 2001 and $400,000 in the fourth quarter of 2001, in each case as compared to the prior quarter primarily due to this restructuring. We expect modest decreases in operating expenses during 2002 related to the restructuring to be offset by the changes in our sales and marketing organization and the realignment of our distribution and channel partner strategy, which is designed to upgrade our sales force, and established strategies emphasizing closer ties to our VARs and end-users.

Interest Income

   Interest income is generated from the investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-on public offering in February 2000. Interest income decreased from $6.5 million in 2000 to $5.8 million in 2001. This decrease resulted from a decrease in the average rates of return.

Income Taxes

   Income tax expense of $215,000 in 2000 and $157,000 in 2001 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $145.9 million as of December 31, 2001. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code.

Years Ended December 31, 1999 and 2000

Revenues

   Total revenues increased from $20.6 million in 1999 to $60.7 million in 2000, an increase of 194%. The increase in total revenues was primarily due to increases in sales volume caused by increased distribution in the European, APAC and North American markets. Revenues from the Americas, EMEA and APAC as a percentage of total revenues were approximately 54%, 26% and 20% in 1999 and 49%, 32% and 19% in 2000, respectively. Total international revenues represented approximately 50% of total revenues in 1999 and 55% in 2000. In 1999 and 2000, no foreign country represented in excess of 10% of revenues. In 1999, no one customer accounted for more than 10% of total revenues. In 2000, however, worldwide revenues from Ingram Micro were $7.3 million, or 12% of total revenues, and revenues from Tech Data were $6.4 million, or 10% of total revenues.

   Product revenues increased from $17.3 million in 1999 to $52 million in 2000, an increase of 200%. This increase reflects favorable market conditions for our products, and the first full year of product sales from our BeadleNet acquisition. As a percentage of total revenues, product revenues increased from 84% in 1999 to 86% in 2000.

   Service revenues increased from $3.3 million in 1999 to $8.7 million in 2000, an increase of 164%. As a percentage of total revenues, service revenues decreased from 16% in 1999 to 14% in 2000, which reflects that a significant growth in product revenues offset the effect of growth in service revenue from the increased base of customers renewing their LiveSecurity Service subscriptions.

   Our returns and allowances reserve addresses the return rights and pricing protection rights of some of our customers. The provision for sales returns and allowances was $1.1 million, or 5% of total revenues before returns and allowances, in 1999 and $1.9 million, or 3% of total revenues before returns and allowances, in 2000. The decrease in the provision as a percentage of total revenues reflects a reduction in the returns and pricing protection allowances based on historical trends, no introduction of major replacement products during 2000 and no significant changes in our product and service pricing over the course of the year.

Cost of Revenues and Gross Margin

   Total cost of revenues increased from $8.0 million in 1999 to $21.9 million in 2000, an increase of 175%. As a percentage of total revenues, cost of revenues decreased from 39% in 1999 to 36% in 2000.

   Cost of product revenues increased from $7.0 million in 1999 to $18.9 million in 2000, an increase of 172%, which increase primarily reflects greater sales volume. As a percentage of total revenues, cost of product revenues decreased from 34% in 1999 to 31% in 2000. Cost of product revenues as a percentage of total product revenues decreased from 40% in 1999 to 36% in 2000. Both decreases reflect a decrease in the cost of manufacturing our Firebox security appliances during 2000 and, to a lesser extent, an increase in revenues from software options, which generally have higher gross margins than our Firebox appliances.

   Cost of service revenues increased from $1.0 million in 1999 to $3.0 million in 2000, an increase of 200%. As a percentage of total revenues, cost of service revenues was 5% for both 1999 and 2000. As a percentage of total service revenues, cost of service revenues increased from 31% in 1999 to 34% in 2000. The increase in cost of service revenues in both dollar amounts and as a percentage of total service revenues reflects an increased investment in our customer support organization to assist the growing number of customers who are implementing VPNs in a more complex environment, in addition to a broader customer base.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased from $13.5 million in 1999 to $24.2 million in 2000, an increase of 79%. As a percentage of total revenues, sales and marketing expenses decreased from 66% in 1999 to 40% in 2000. The dollar increase in sales and marketing expenses was primarily due to recruiting and supporting a greater number of current and prospective resellers and distributors and, to a lesser extent, to increased efforts in establishing brand recognition of our products and services. Specifically, major components of the increase included:

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

   Research and Development. Research and development expenses increased from $7.1 million in 1999 to $13.9 million in 2000, an increase of 95%. As a percentage of total revenues, research and development expenses decreased from 35% in 1999 to 23% in 2000. The dollar increase in research and development expenses reflects the growth of our research and development organization to expand and enhance our Firebox System and managed security solution product lines, including our SOHO and ServerLock products, and our efforts to respond to new and emerging Internet security threats through our LiveSecurity Service. Specifically, major components of the increase included:

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

   General and Administrative. General and administrative expenses increased from $3.6 million in 1999 to $6.0 million in 2000, an increase of 65%. As a percentage of total revenues, general and administrative expenses decreased from 18% in 1999 to 10% in 2000. The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations, costs associated with being a public company, an increase in payroll and related expenses and increases in other general and administrative areas such as bad debt. Specifically, major components of the increase included:

  . an increase in payroll and related expenses from $1.4 million to $2.5 million; and

  . an increase in bad debt expense from $109,000 to $486,000. As a percentage of total revenues, bad debt expenses increased from 0.5% in 1999 to 0.8% in 2000, reflecting increased risk associated with increased revenues from a broader customer base.

   Stock-Based Compensation. Amortization of deferred stock-based compensation expenses was $926,000 in 1999 and $8.4 million in 2000. The increase in deferred stock-based compensation amortization in 2000 was primarily due to amortization associated with the acquisition of Qiave in the fourth quarter of 2000. In 1999, the allocation of the stock-based compensation expenses associated with the functional operating expense categories was $307,000 for sales and marketing, $491,000 for research and development and $128,000 for general and administrative. In 2000, the allocation of stock-based compensation expenses was $824,000 for sales and marketing, $7.5 million for research and development and $103,000 for general and administrative.

   Acquired In-Process Technology. Acquired in-process technology consists of IPR&D expense related to our acquisitions of BeadleNet and Qiave. We recorded IPR&D expense of $3.4 million in 1999 related to the BeadleNet acquisition and $4.4 million in 2000 related to the Qiave acquisition. In the first half of 2000, we completed IPR&D project expenditures that were associated with the 1999 BeadleNet acquisition.

   Amortization of Goodwill, Purchased Technology and Other Intangible Assets Acquired. Amortization of goodwill, purchased technology and other intangible assets acquired consists of amortization of goodwill and other intangibles related to our acquisitions of BeadleNet and Qiave. The intangible assets are being amortized on a straight-line basis over useful lives ranging from two to five years. We recorded amortization charges related to these intangible assets of $259,000 in 1999 and $3.8 million in 2000. The increase in amortization in 2000 resulted primarily from recording a full year's amortization of intangibles associated with the 1999 acquisition of BeadleNet and the amortization of intangibles associated with our October 2000 acquisition of Qiave.

Interest Income

   Interest income of $6.6 million in 2000 resulted from our investment of proceeds from our public offerings in July 1999 and February 2000, and was offset by $50,000 of interest expense resulting from borrowings on our term loan with a bank, which has since been paid in full. Interest expense of $485,000 in 1999 resulted from borrowings on our bank line of credit, notes payable and our equipment term loan, and was offset by $640,000 of interest income generated from our investment of proceeds from our initial public offering in July 1999.

Income Taxes

   Income tax expense of $215,000 in 2000 primarily related to the provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $124.7 million as of December 31, 2000.

Quarterly Results of Operations

   The following tables provide our unaudited results of operations, both in dollar amounts and as a percentage of total revenues, for each quarter in the eight-quarter period ended December 31, 2001. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                                                        Three Months Ended
                                           ----------------------------------------------------------------------------
                                           Mar. 31, June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                             2000     2000     2000      2000      2001      2001      2001      2001
                                           -------- -------- --------- --------  --------  --------  --------- --------
                                                               (In thousands, except per share data)
Consolidated Statement of Operations
 Data:
Revenues:
  Product................................. $ 8,494  $12,000   $14,782  $ 16,734  $ 13,284  $ 13,255   $12,806  $  7,548
  Service.................................   1,308    1,740     2,453     3,192     3,818     4,253     4,462     4,857
                                           -------  -------   -------  --------  --------  --------   -------  --------
    Total revenues........................   9,802   13,740    17,235    19,926    17,102    17,508    17,268    12,405

Cost of revenues:
  Product.................................   3,091    4,341     5,363     6,137     5,267     5,425     5,214     4,752
  Service.................................     432      557       824     1,174     1,376     1,558     1,450     1,440
                                           -------  -------   -------  --------  --------  --------   -------  --------
    Total cost of revenues................   3,523    4,898     6,187     7,311     6,643     6,983     6,664     6,192
                                           -------  -------   -------  --------  --------  --------   -------  --------
Gross margin..............................   6,279    8,842    11,048    12,615    10,459    10,525    10,604     6,213

Operating expenses:
  Sales and marketing.....................   5,559    5,967     5,849     6,838     8,171     7,690     7,380     6,476
  Research and development................   2,521    3,262     3,413     4,704     5,271     4,740     4,129     4,714
  General and administrative..............   1,154    1,249     1,703     1,895     1,870     1,865     2,060     1,931
  Stock-based compensation................     236      228       193     7,750     4,520     2,546     1,468       899
  Amortization of goodwill, purchased
   technology and other intangible assets
   acquired...............................     368      368       368     2,724     2,724     2,724     2,724     2,770
  Acquired in-process technology..........      --       --        --     4,399        --        --        --        --
  Restructuring charges...................      --       --        --        --        --     2,900        --       820
                                           -------  -------   -------  --------  --------  --------   -------  --------
    Total operating expenses..............   9,838   11,074    11,526    28,310    22,556    22,465    17,761    17,610
                                           -------  -------   -------  --------  --------  --------   -------  --------
Operating loss............................  (3,559)  (2,232)     (478)  (15,695)  (12,097)  (11,940)   (7,157)  (11,397)
Interest income, net......................     863    1,854     1,812     1,986     1,701     1,622     1,292     1,156
                                           -------  -------   -------  --------  --------  --------   -------  --------
Income (loss) before income taxes.........  (2,696)    (378)    1,334   (13,709)  (10,396)  (10,318)   (5,865)  (10,241)
Provision for income taxes................      --       --        --       215        84        84        28       (39)
                                           -------  -------   -------  --------  --------  --------   -------  --------
Net income (loss)......................... $(2,696) $  (378)  $ 1,334  $(13,924) $(10,480) $(10,402)  $(5,893) $(10,202)
                                           =======  =======   =======  ========  ========  ========   =======  ========
Net income (loss) per share(1):
    Basic................................. $ (0.13) $ (0.02)  $  0.06  $  (0.54) $  (0.40) $  (0.39)  $ (0.22) $  (0.38)
                                           =======  =======   =======  ========  ========  ========   =======  ========
    Diluted............................... $ (0.13) $ (0.02)  $  0.05  $  (0.54) $  (0.40) $  (0.39)  $ (0.22) $  (0.38)
                                           =======  =======   =======  ========  ========  ========   =======  ========
Shares used in computation of net income
 (loss) per share(1):
    Basic.................................  21,243   23,160    24,147    25,741    26,348    26,673    26,839    27,011
                                           =======  =======   =======  ========  ========  ========   =======  ========
    Diluted...............................  21,243   23,160    27,809    25,741    26,348    26,673    26,839    27,011
                                           =======  =======   =======  ========  ========  ========   =======  ========

--------
(1) See Notes 1 and 5 of our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

                                                                      Three Months Ended
                                           -----------------------------------------------------------------------
                                           Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                                             2000     2000     2000      2000     2001     2001     2001      2001
                                           -------- -------- --------- -------- -------- -------- --------- --------
Consolidated Statement of Operations Data:
Revenues:
  Product.................................   86.7%    87.3%     85.8%    84.0%    77.7%    75.7%     74.2%    60.8%
  Service.................................   13.3     12.7      14.2     16.0     22.3     24.3      25.8     39.2
                                            -----    -----     -----    -----    -----    -----     -----    -----
    Total revenues........................  100.0    100.0     100.0    100.0    100.0    100.0     100.0    100.0
Cost of revenues:
  Product.................................   31.5     31.6      31.1     30.8     30.8     31.0      30.2     38.3
  Service.................................    4.4      4.1       4.8      5.9      8.0      8.9       8.4     11.6
                                            -----    -----     -----    -----    -----    -----     -----    -----
    Total cost of revenues................   35.9     35.6      35.9     36.7     38.8     39.9      38.6     49.9
                                            -----    -----     -----    -----    -----    -----     -----    -----
Gross margin..............................   64.1     64.4      64.1     63.3     61.2     60.1      61.4     50.1

Operating expenses:
  Sales and marketing.....................   56.7     43.4      33.9     34.3     47.8     43.9      42.7     52.2
  Research and development................   25.7     23.7      19.8     23.6     30.8     27.1      23.9     38.0
  General and administrative..............   11.8      9.1       9.9      9.5     10.9     10.7      11.9     15.6
  Stock-based compensation................    2.4      1.7       1.1     38.9     26.5     14.5       8.5      7.2
  Amortization of goodwill, purchased
   technology and other intangible assets
   acquired...............................    3.8      2.7       2.1     13.7     15.9     15.6      15.8     22.3
  Acquired in-process technology..........    0.0      0.0       0.0     22.1      0.0      0.0       0.0      0.0
  Restructuring charges...................    0.0      0.0       0.0      0.0      0.0     16.6       0.0      6.6
                                            -----    -----     -----    -----    -----    -----     -----    -----
    Total operating expenses..............  100.4     80.6      66.9    142.1    131.9    128.3     102.9    142.0
                                            -----    -----     -----    -----    -----    -----     -----    -----
Operating loss............................  (36.3)   (16.2)     (2.8)   (78.8)   (70.7)   (68.2)    (41.4)   (91.9)
Interest income, net......................    8.8     13.5      10.5     10.0      9.9      9.3       7.5      9.3
                                            -----    -----     -----    -----    -----    -----     -----    -----
Income (loss) before income taxes.........  (27.5)    (2.8)      7.7    (68.8)   (60.8)   (58.9)    (34.0)   (82.6)
Provision for income taxes................    0.0      0.0       0.0      1.1      0.5      0.5       0.2     (0.3)
                                            -----    -----     -----    -----    -----    -----     -----    -----
Net loss..................................  (27.5)%   (2.8)%     7.7%   (69.9)%  (61.3)%  (59.4)%   (34.1)%  (82.2)%
                                            =====    =====     =====    =====    =====    =====     =====    =====

   During 2000, we experienced revenue growth due to increased sales volume caused by increased distribution in the EMEA and APAC markets. During 2001, global economic, political and other uncertainties, as well as constrained corporate information technology spending, slowed the demand for our products and services. Like most companies in the technology sector, we experienced a downturn in revenues from the fourth quarter of 2000 through the fourth quarter of 2001. Revenues for the four quarters ended December 31, 2001 were $17.1 million, $17.5 million, $17.3 million and $12.4 million and were significantly lower than revenues of $19.9 million recorded for the fourth quarter of 2000. Both revenues and our operating results for 2001 were negatively affected by the economic slowdown worldwide and an overall reduction in capital spending. We expect our negative 2001 product sales growth rate will result in a lower 2002 service revenue growth rate than that for 2001. Additionally, revenues and operating results for the fourth quarter of 2001 were negatively affected by changes in our sales and marketing organizations and a realignment of our distribution and channel partner strategy, as well as the economic issues mentioned above. Specifically, we hired a Senior Vice President, Worldwide Sales and a Senior Vice President, Marketing, and subsequently upgraded our sales force and established strategies emphasizing closer ties to our VARs and end-users. While the changes in our sales and marketing organizations and the realignment of our distribution and channel partner strategy negatively affected revenues and operating results during 2001, we believe they were required to compete in the global Internet security market.

   In general, through December 2000, we improved our gross margins, both in dollars and as a percentage of revenues, as we gained efficiencies in the production of our security appliances and introduced product options that carried higher gross margins. Beginning in 2001, however, our gross margins, in dollars and as a percentage of revenues, remained relatively flat until the fourth quarter of 2001, when we experienced a sharp decline in gross margins. Gross margins in the fourth quarter of 2001 were affected by the factors described above as well as by a change in product mix that resulted in a higher concentration of lower-priced, lower-margin products being sold, fixed manufacturing overhead and customer support costs spread over a smaller revenue base, and the write-down of existing Firebox II products and related assets. Gross margins during 2001 were also negatively affected by promotional programs on certain existing Firebox II products established to facilitate the introduction of the new Firebox III product line. We have also continued to make significant investments in our customer support organization as our LiveSecurity Service subscription base has expanded. Competitive selling pressures in future quarters could adversely affect our gross margins.

   We also have continued to make investments in our sales and marketing organization, as reflected in the increased sales and marketing expenses recorded for 2001. In addition, our second quarter and fourth quarter 2001 operating expenses included significant restructuring charges associated with our April 2001 restructuring plan. Other significant increases in operating expenses during 2001, including research and development expenses, stock-based compensation expenses, and the amortization of intangibles, were primarily related to our acquisition of Qiave in October 2000. Although our operating expenses, excluding amortization of goodwill, intangibles and stock-based compensation, and restructuring charges continued to increase in dollar amounts through the first quarter of 2001, we reduced these expenses by approximately $1.0 million in the second quarter, $700,000 in the third quarter and $400,000 in the fourth quarter of 2001, as compared to the respective prior quarter. Increased operating expenses as a percentage of total revenues during 2001 primarily resulted from the lower revenues discussed above.

   To the extent that the economic and political uncertainties discussed above continue to occur, spread to other geographic regions in which we conduct business or both, our future operating results are likely to be adversely affected. As noted above, we would also expect the proposed RapidStream acquisition to have a significant effect on future operating results.

Liquidity and Capital Resources

   As of December 31, 2001, we had $113.7 million in cash, cash equivalents and short-term investments, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit that we issued in September 2000 to our landlord in conjunction with the building lease for our corporate headquarters. Currently, our letter of credit is collateralized by short-term investments with our bank. Our working capital as of December 31, 2001 was $103.8 million.

   Operating Activities. Our operating activities resulted in net cash outflows of $2.4 million in 2000 and $2.0 million in 2001. The operating cash outflows during these periods resulted primarily from significant investments in sales and marketing and research and development, all of which led to operating losses. Net losses for 2000 and 2001 exceeded cash used in operating activities primarily as a result of non-cash charges included in net losses totaling $18.6 million during 2000 and $24.0 million during 2001. These non-cash charges were primarily associated with the amortization of goodwill and other intangibles, depreciation and amortization of capital assets, provisions for bad debts, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. Cash utilized by working capital components for operating activities was $5.3 million during 2000 and cash provided by working capital components for operating activities was $11.0 million during 2001. During 2001, there were large fluctuations within some of our major working capital components, as described below:

   (a) Net Receivables decreased from $15.3 million at December 31, 2000 to $6.4 million at December 31, 2001, primarily reflecting the decrease in revenues from $19.9 million for the three months ended December 31, 2000 to $12.4 million for the three months ended December 31, 2001. Days sales outstanding, or DSOs, were 69 days at December 31, 2000 and 46 days at December 31, 2001, calculated on a quarterly basis. The decrease in DSOs reflects both lower product sales and improved collection results, and we expect future DSOs to be in the range mentioned below. DSOs are affected by the payment terms contained in our customer contracts, risks associated with the uncertain economy, linearity in revenues for a particular quarter and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on our current sales mix, the resulting timing differences arising from the varying payment terms in our customer agreements, the linearity of revenues in past quarters and the growth of deferred revenue, we expect our DSOs to generally range from 55 to 70 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

       Reserves for uncollectible accounts were $633,000 at December 31, 2000 and $793,000 at December 31, 2001, reflecting sales to a broader customer base and a slowing economy. Sales reserves for returns and allowances were $965,000 at December 31, 2000 and $2.0 million at December 31, 2001, reflecting our estimate of returns and allowances associated with the return rights, price protection rights, and promotional rebates of some of our customers. We increased the sales reserve during 2001 to reflect the potential for increased returns and pricing adjustments associated with new products and promotional rebates introduced during 2001, restocking and price protection rights. The reserve will continue to fluctuate from time to time depending on the timing of product introductions and pricing program changes.

   (b) Net Inventories decreased from $7.0 million at December 31, 2000 to $4.4 million at December 31, 2001. The overall decrease reflects consumption of Firebox component inventory in the manufacture of finished goods inventory and a lower of cost or market write-down of the remaining Firebox II products. We maintain a reserve for inventory obsolescence and will continue to review inventory on a periodic basis to ensure our reserves are adequate.

   (c) Prepaid Expenses and Other Receivables increased from $3.2 million at December 31, 2000 to $4.0 million at December 31, 2001, primarily due to an increase in prepaid product royalty costs, prepaid insurance and prepaid rents.

   (d) Accounts Payable and Accrued Expenses decreased from $11.7 million at December 31, 2000 to $9.0 million at December 31, 2001. This decrease resulted primarily from the timing of inventory purchases and other expenditures during 2000 compared to 2001, offset by an increase of $1.5 million in restructuring liability.

   (e) Deferred Revenue increased from $11.9 million at December 31, 2000 to $15.7 million at December 31, 2001, an increase of 32%. This increase reflects the deferral of revenue from bundled LiveSecurity Service subscriptions included in new product revenues and renewals of LiveSecurity Service subscriptions from a growing customer base. Deferred revenue decreased from $16.9 million at September 30, 2001 to $15.7 million at December 31, 2001, a decrease of 7%. This decrease will have the effect of reducing the growth rate of our service revenues during 2002.

   Investing Activities. Cash used in investing activities was $82.5 million in 2000 and cash provided by investing activities was $121,000 in 2001. These activities primarily relate to short-term investing activity of the proceeds received from our public offerings, and capital expenditures for equipment and furniture.

   Financing Activities. Cash provided by financing activities totaled $96.9 million in 2000 and $2.0 million in 2001. We received $90.4 million in proceeds from our follow-on public offering of common stock in the first quarter of 2000. We received cash in both 2000 and 2001 from the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

   We believe that existing cash and securities balances will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, higher than usual cash requirements during the first quarter of 2002 due to lower than usual revenues during the fourth quarter of 2001, the proposed acquisition of RapidStream, and other potential acquisitions or technology investments for at least the next 12 months. We may need to seek additional funding before that time through public or private financings or other arrangements, however, if the underlying assumed levels of spending for other potential acquisitions of or investments in complementary businesses or technologies prove to be inaccurate.

Other Commitments

   We lease office space and some equipment under noncancelable operating leases. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010. We have the option to extend this lease for an additional five-year term. We also lease facilities in Aliso Viejo, California and Waltham, Massachusetts under operating leases that expire in 2005, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Aggregate future commitments under these leases were $28.1 million at December 31, 2001.

   WatchGuard is also a party to a product royalty agreement with a total commitment of $1.1 million at December 31, 2001 and several noncancelable/nonrefundable agreements to purchase inventory with a total commitment of $2.2 million at December 31, 2001.

Unaudited Pro Forma Operating Results

   Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our pro forma results for the years ended December 31, 1999, 2000 and 2001:

                                                                        Year Ended December 31,
                                                                     ----------------------------
                                                                       1999      2000      2001
                                                                     --------  --------  --------
                                                                            (In thousands)
Net loss--as reported............................................... $(16,018) $(15,664) $(36,977)
Adjustments to reconcile net loss in the financial statements to pro forma net income/ loss:
   Stock-based compensation.........................................      926     8,407     9,433
   Amortization of goodwill, purchased technology and other
     intangible assets acquired.....................................      245     3,828    10,942
   Acquired in-process technology...................................    3,381     4,399        --
Restructuring charges...............................................       --        --     3,720
                                                                     --------  --------  --------
Pro forma net income (loss)......................................... $(11,466) $    970  $(12,882)
                                                                     ========  ========  ========
Pro forma net income (loss) per share:
   Basic............................................................ $  (0.69) $   0.04  $  (0.48)
                                                                     ========  ========  ========
   Diluted.......................................................... $  (0.69) $   0.03  $  (0.48)
                                                                     ========  ========  ========
Shares used in computation of pro forma net income (loss) per share:
   Basic............................................................   16,664    23,556    26,723
                                                                     ========  ========  ========
   Diluted..........................................................   16,664    27,779    26,723
                                                                     ========  ========  ========

   Pro forma information is presented for informational purposes only and is not prepared in accordance with generally accepted accounting principles. Pro forma results:

  . assume the conversion of all preferred stock to common stock at the time of issuance;

  . exclude acquired IPR&D expenses, and the amortization of goodwill and other intangibles arising from our acquisition of BeadleNet in October 1999 and Qiave in October 2000;

  . exclude non-cash stock-based compensation expenses originating from employee stock options granted at less than fair value and restricted common stock subject to repurchase issued in connection with the BeadleNet and Qiave acquisitions;

  .   exclude restructuring charges; and

  . reflect the dilutive effect on earnings per share of outstanding options and warrants, calculated using the treasury stock method.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk. We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer at the time of purchase, with the exception of United States treasury and agency securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, with the average maturity of our investments equal to one year or less. The securities are subject to interest-rate risk and will decrease in value if interest rates increase. The fair value of our investment portfolio or related income would not be significantly affected by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the major portion of our investment portfolio, which is summarized in Note 3 to our consolidated financial statements.

   Foreign Currency Risk. All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during 2001 and 2000 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
WatchGuard Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of WatchGuard Technologies, Inc. as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of WatchGuard's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WatchGuard Technologies, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Seattle, Washington
February 4, 2002

                         WATCHGUARD TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                  December 31,
                                                                               ------------------
                                                                                 2000      2001
                                                                               --------  --------

                                           ASSETS

Current assets:
   Cash and cash equivalents.................................................. $ 13,837  $ 13,958
   Short-term investments.....................................................  101,278    99,785
   Trade accounts receivable, net.............................................   15,271     6,363
   Inventories, net...........................................................    7,026     4,413
   Prepaid expenses and other.................................................    3,178     4,000
                                                                               --------  --------
Total current assets..........................................................  140,590   128,519
Property and equipment, net...................................................    7,341     7,383
Goodwill, net.................................................................   33,947    26,601
Other intangibles, net and other assets.......................................   14,052    10,528
                                                                               --------  --------
Total assets.................................................................. $195,930  $173,031
                                                                               ========  ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................... $  7,256  $  4,032
   Accrued expenses...........................................................    4,395     4,986
   Deferred revenues..........................................................   11,874    15,709
                                                                               --------  --------
Total current liabilities.....................................................   23,525    24,727
Commitments:
Stockholders' equity:
   Preferred stock, $0.001 par value:
       Authorized shares: 10,000,000..........................................
       No shares issued and outstanding.......................................       --        --
   Common stock, $0.001 par value:
       Authorized shares: 80,000,000
       Shares issued and outstanding: 26,287,072 at December 31, 2000 and
         27,123,260 at December 31, 2001......................................       26        27
   Additional paid-in capital.................................................  230,591   231,533
   Deferred stock-based compensation..........................................  (12,387)   (1,357)
   Accumulated other comprehensive income (loss)..............................     (222)      681
   Accumulated deficit........................................................  (45,603)  (82,580)
                                                                               --------  --------
       Total stockholders' equity.............................................  172,405   148,304
                                                                               --------  --------
       Total liabilities and stockholders' equity............................. $195,930  $173,031
                                                                               ========  ========

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                           Year Ended December 31,
                                                                        ----------------------------
                                                                          1999      2000      2001
                                                                        --------  --------  --------
Revenues:
   Product............................................................. $ 17,329  $ 52,010  $ 46,893
   Service.............................................................    3,290     8,693    17,390
                                                                        --------  --------  --------
       Total revenues..................................................   20,619    60,703    64,283
Cost of revenues:
   Product.............................................................    6,954    18,932    20,658
   Service.............................................................    1,010     2,987     5,824
                                                                        --------  --------  --------
       Total cost of revenues..........................................    7,964    21,919    26,482
                                                                        --------  --------  --------
Gross margin...........................................................   12,655    38,784    37,801
Operating expenses:
   Sales and marketing (1).............................................   13,512    24,213    29,717
   Research and development (2)........................................    7,118    13,900    18,854
   General and administrative (3)......................................    3,646     6,001     7,726
   Stock-based compensation............................................      926     8,407     9,433
   Amortization of goodwill, purchased technology and other intangible
     assets acquired...................................................      245     3,828    10,942
   Acquired in-process technology......................................    3,381     4,399        --
   Restructuring charges...............................................       --        --     3,720
                                                                        --------  --------  --------
       Total operating expenses........................................   28,828    60,748    80,392
                                                                        --------  --------  --------
Operating loss.........................................................  (16,173)  (21,964)  (42,591)
Interest income, net...................................................      155     6,515     5,771
                                                                        --------  --------  --------
Loss before income taxes...............................................  (16,018)  (15,449)  (36,820)
Provision for income taxes.............................................       --       215       157
                                                                        --------  --------  --------
Net loss............................................................... $(16,018) $(15,664) $(36,977)
                                                                        ========  ========  ========
Basic and diluted net loss per share................................... $  (1.80) $  (0.66) $  (1.38)
                                                                        ========  ========  ========
Shares used in calculation of basic and diluted net loss per share.....    8,903    23,556    26,723
                                                                        ========  ========  ========

--------
(1) Sales and marketing expenses exclude amortization of stock-based compensation of $307,000, $824,000 and $220,000 for 1999, 2000 and 2001,
    respectively.

(2) Research and development expenses exclude amortization of stock-based compensation of $491,000, $7,480,000 and $9,178,000 for 1999, 2000 and
    2001, respectively.

(3) General and administrative expenses exclude amortization of stock-based compensation of $128,000, $103,000 and $35,000 for 1999, 2000 and 2001,
    respectively.

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                               Preferred Stock     Common Stock    Additional
                                                                              -----------------  -----------------  Paid-In
                                                                                Shares    Amount   Shares   Amount  Capital
                                                                              ----------  ------ ---------- ------ ----------
Balance, January 1, 1999.....................................................  6,712,658   $  6   1,362,744  $  1   $ 16,261
   Proceeds from issuance of common stock from initial public offering, net
    of offering costs........................................................         --     --   3,500,000     3     40,666
   Conversion of preferred stock into common stock........................... (6,712,658)    (6) 13,425,316    13         (7)
   Deferred stock-based compensation.........................................         --     --          --    --        162
   Issuance of common stock to an employee...................................         --     --      51,948    --        750
   Amortization of stock-based compensation..................................         --     --          --    --         --
   Issuance of common stock in connection with the BeadleNet acquisition.....         --     --     335,931    --      5,450
   Issuance of stock warrants................................................         --     --          --    --        195
   Exercise of common stock options and warrants.............................         --     --     835,813     2        217
   Comprehensive loss:
      Net unrealized loss on securities available for sale...................         --     --          --    --         --
      Net loss...............................................................         --     --          --    --         --

      Comprehensive loss.....................................................
                                                                              ----------   ----  ----------  ----   --------
Balance, December 31, 1999...................................................         --     --  19,511,752    19     63,694
   Proceeds from issuance of common stock from public offering, net of
    offering costs...........................................................         --     --   1,780,000     2     90,425
   Deferred stock-based compensation.........................................         --     --          --    --     19,342
   Amortization of stock-based compensation..................................         --     --          --    --         --
   Issuance of common stock in connection with the BeadleNet acquisition.....         --     --      20,189    --         --
   Issuance of common stock in connection with the Qiave acquisition.........         --     --   1,292,997     1     50,302
   Exercise of common stock options and warrants.............................         --     --   3,597,202     3      5,690
   Issuance of common stock in conjunction with the employee stock
    purchase program.........................................................         --     --      84,932     1      1,138
   Comprehensive loss:
      Net unrealized loss on securities available for sale...................         --     --          --    --         --
      Net loss...............................................................         --     --          --    --         --

      Comprehensive loss.....................................................
                                                                              ----------   ----  ----------  ----   --------
Balance, December 31, 2000...................................................         --     --  26,287,072    26    230,591
   Deferred stock-based compensation.........................................         --     --          --    --        213
   Stock compensation related to acceleration of option vesting..............         --     --          --    --        161
   Amortization of stock-based compensation..................................         --     --          --    --         --
   Adjustment to deferred stock-based compensation for options cancelled
    upon employee terminations...............................................         --     --          --    --     (1,392)
   Exercise of common stock options and warrants.............................         --     --     722,566     1        894
   Issuance of common stock in conjunction with the employee stock
    purchase program.........................................................         --     --     113,622    --      1,066
   Comprehensive loss:
      Net unrealized gain on securities available for sale...................         --     --          --    --         --
      Net loss...............................................................         --     --          --    --         --

      Comprehensive loss.....................................................
                                                                              ----------   ----  ----------  ----   --------
Balance, December 31, 2001...................................................         --   $ --  27,123,260  $ 27   $231,533
                                                                              ==========   ====  ==========  ====   ========

                                                                                            Accumulated
                                                                                Deferred       Other
                                                                              Stock-Based  Comprehensive Accumulated
                                                                              Compensation     Loss        Deficit
                                                                              ------------ ------------- -----------
Balance, January 1, 1999.....................................................   $ (1,466)      $  --      $(13,921)
   Proceeds from issuance of common stock from initial public offering, net
    of offering costs........................................................         --          --            --
   Conversion of preferred stock into common stock...........................         --          --            --
   Deferred stock-based compensation.........................................       (162)         --            --
   Issuance of common stock to an employee...................................       (750)         --            --
   Amortization of stock-based compensation..................................        926          --            --
   Issuance of common stock in connection with the BeadleNet acquisition.....         --          --            --
   Issuance of stock warrants................................................         --          --            --
   Exercise of common stock options and warrants.............................         --          --            --
   Comprehensive loss:
      Net unrealized loss on securities available for sale...................         --         (77)           --
      Net loss...............................................................         --          --       (16,018)

      Comprehensive loss.....................................................
                                                                                --------       -----      --------
Balance, December 31, 1999...................................................     (1,452)        (77)      (29,939)
   Proceeds from issuance of common stock from public offering, net of
    offering costs...........................................................         --          --            --
   Deferred stock-based compensation.........................................    (19,342)         --            --
   Amortization of stock-based compensation..................................      8,407          --            --
   Issuance of common stock in connection with the BeadleNet acquisition.....         --          --            --
   Issuance of common stock in connection with the Qiave acquisition.........         --          --            --
   Exercise of common stock options and warrants.............................         --          --            --
   Issuance of common stock in conjunction with the employee stock
    purchase program.........................................................         --          --            --
   Comprehensive loss:
      Net unrealized loss on securities available for sale...................         --        (145)           --
      Net loss...............................................................         --          --       (15,664)

      Comprehensive loss.....................................................
                                                                                --------       -----      --------
Balance, December 31, 2000...................................................    (12,387)       (222)      (45,603)
   Deferred stock-based compensation.........................................       (213)         --            --
   Stock compensation related to acceleration of option vesting..............                     --            --
   Amortization of stock-based compensation..................................      9,851          --            --
   Adjustment to deferred stock-based compensation for options cancelled
    upon employee terminations...............................................      1,392          --            --
   Exercise of common stock options and warrants.............................         --          --            --
   Issuance of common stock in conjunction with the employee stock
    purchase program.........................................................         --          --            --
   Comprehensive loss:
      Net unrealized gain on securities available for sale...................         --         903            --
      Net loss...............................................................         --          --       (36,977)

      Comprehensive loss.....................................................
                                                                                --------       -----      --------
Balance, December 31, 2001...................................................   $ (1,357)      $ 681      $ 82,580)
                                                                                ========       =====      ========


                                                                                  Total
                                                                              Stockholders'
                                                                                 Equity
                                                                              -------------
Balance, January 1, 1999.....................................................   $    881
   Proceeds from issuance of common stock from initial public offering, net
    of offering costs........................................................     40,669
   Conversion of preferred stock into common stock...........................         --
   Deferred stock-based compensation.........................................         --
   Issuance of common stock to an employee...................................         --
   Amortization of stock-based compensation..................................        926
   Issuance of common stock in connection with the BeadleNet acquisition.....      5,450
   Issuance of stock warrants................................................        195
   Exercise of common stock options and warrants.............................        219
   Comprehensive loss:
      Net unrealized loss on securities available for sale...................        (77)
      Net loss...............................................................    (16,018)
                                                                                --------
      Comprehensive loss.....................................................    (16,095)
                                                                                --------
Balance, December 31, 1999...................................................     32,245
   Proceeds from issuance of common stock from public offering, net of
    offering costs...........................................................     90,427
   Deferred stock-based compensation.........................................         --
   Amortization of stock-based compensation..................................      8,407
   Issuance of common stock in connection with the BeadleNet acquisition.....         --
   Issuance of common stock in connection with the Qiave acquisition.........     50,303
   Exercise of common stock options and warrants.............................      5,693
   Issuance of common stock in conjunction with the employee stock
    purchase program.........................................................      1,139
   Comprehensive loss:
      Net unrealized loss on securities available for sale...................       (145)
      Net loss...............................................................    (15,664)
                                                                                --------
      Comprehensive loss.....................................................    (15,809)
                                                                                --------
Balance, December 31, 2000...................................................    172,405
   Deferred stock-based compensation.........................................         --
   Stock compensation related to acceleration of option vesting..............        161
   Amortization of stock-based compensation..................................      9,851
   Adjustment to deferred stock-based compensation for options cancelled
    upon employee terminations...............................................         --
   Exercise of common stock options and warrants.............................        895
   Issuance of common stock in conjunction with the employee stock
    purchase program.........................................................      1,066
   Comprehensive loss:
      Net unrealized gain on securities available for sale...................        903
      Net loss...............................................................    (36,977)
                                                                                --------
      Comprehensive loss.....................................................    (36,074)
                                                                                --------
Balance, December 31, 2001...................................................   $148,304
                                                                                ========

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Year Ended December 31,
                                                                            ------------------------------
                                                                              1999      2000       2001
                                                                            --------  ---------  ---------
Operating activities:
Net loss................................................................... $(16,018) $ (15,664) $ (36,977)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of property and equipment.................      602      1,400      2,233
   Amortization of goodwill and other intangible assets....................      259      3,828     10,945
   Amortization of stock-based compensation................................      926      8,407     10,012
   Acquired in-process technology..........................................    3,381      4,399         --
   Provision for bad debt expense..........................................      129        546        831
   Non-cash interest expense...............................................      195         --         --
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable..........................     (443)   (12,042)     8,077
       (Increase) decrease in inventories..................................      148     (5,013)     2,613
       (Increase) in prepaid expenses and other............................     (792)    (1,903)      (822)
       (Increase) decrease in other assets.................................       12        (43)       (75)
       Increase (decrease) in accounts payable and accrued expenses........    1,249      6,034     (2,633)
       Increase in deferred revenue........................................    2,392      7,641      3,835
Net cash used in operating activities......................................   (7,960)    (2,410)    (1,961)

Investing activities:
Purchases of equipment, furniture and other................................   (1,330)    (6,369)    (2,275)
Proceeds from sales of marketable securities...............................       --         --     61,907
Proceeds from maturities of marketable securities..........................    1,000     85,474    124,112
Purchases of marketable securities.........................................  (25,575)  (162,399)  (183,623)
Net cash (paid) acquired in connection with acquisitions...................   (4,106)       762         --
Net cash (used in) provided by investing activities........................  (30,011)   (82,532)       121

Financing activities:
Borrowings on line of credit, long-term debt and notes payable.............    7,280         --         --
Issuance of warrants.......................................................      195         --         --
Principal repayments on line of credit, long-term debt and notes payable...  (10,201)      (383)        --
Proceeds from sale of common stock, net of expenses........................   40,669     90,427         --
Proceeds from the exercise of common stock options and warrants and the
  sale of common stock through the employee stock purchase plan............      219      6,832      1,961
Net cash provided by financing activities..................................   38,162     96,876      1,961
Net increase in cash and cash equivalents..................................      191     11,934        121
Cash and cash equivalents at beginning of period...........................    1,712      1,903     13,837
Cash and cash equivalents at end of period................................. $  1,903  $  13,837  $  13,958
                                                                            ========  =========  =========

Supplemental disclosure of cash flow information:
Cash paid for interest..................................................... $    508  $      51  $      --
                                                                            ========  =========  =========
Adjustment to deferred stock-based compensation for options cancelled
  upon employee termination................................................ $     --  $      --  $   1,392
                                                                            ========  =========  =========

                            See accompanying notes.

                         WATCHGUARD TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Accounting Policies

Description of Business

   WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for e-commerce and secure communications.

Revenue Recognition

   WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and related interpretations, including Technical Practice Aids. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its current revenue recognition policies and practices are consistent with the current accounting standards.

   WatchGuard generates revenues primarily through sales of its Firebox and ServerLock products, including related software licenses, and subscriptions for its LiveSecurity Service, which includes access to technical support, software updates, threat responses, expert editorials, support flashes, virus alerts and interactive training. Software license revenues are generated from licensing the rights to use WatchGuard's products directly to end-users, from sublicense fees from resellers and distributors and from sales of its managed security solution products to Internet service providers and other service providers that utilize WatchGuard's products to provide managed security services to their customers.

   Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed and determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenue to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element.

   WatchGuard provides an estimated returns and allowances reserve for return rights, pricing protection rights and promotional rebates for some of its customers. A customer's return rights are generally limited to a percentage of the customer's purchases for the previous quarter. Pricing protection rights, if offered to customers, are generally limited to 60 to 90 days after notification of a price change. The promotional rebates vary by type and term and are earned by customers in accordance with various conditions. Revenues are reduced by the provision for estimated returns and allowances at the time the sales are made. Some of WatchGuard's distributors have unlimited stock return and rotation rights. Revenues from these distribution arrangements are not recognized until the distributors sell the products to their customer. Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the contract, typically one to two years. WatchGuard's payment terms typically range from 30 to 60 days.

Principles of Consolidation

   The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

                         WATCHGUARD TECHNOLOGIES, INC.

Fair Values of Financial Instruments

   At December 31, 2001, WatchGuard had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or their short-term nature.

Cash Equivalents

   WatchGuard considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at fair market value. Cash equivalents consist of money market funds.

Short-Term Investments

   WatchGuard's investments, consisting entirely of commercial paper and corporate and government debt securities, are classified as available for sale, and are stated at fair value with unrealized gains and losses included as a component of stockholders' equity. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. The amortizations and accretions are included in interest income. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and all dividends earned on securities are also included in interest income. The cost of securities sold is calculated using the specific identification method. WatchGuard's investment guidelines state that the maximum life of any one security shall be two years, with the maximum weighted average life of the investment portfolio being one year.

Inventories

   Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. WatchGuard's inventory costs include the freight and handling costs incurred to transport goods from WatchGuard's suppliers. WatchGuard receives some of its components from single-source suppliers and relies on a limited number of hardware manufacturers. Inventories located at distributors who have unlimited return rights are included in finished goods.

Property and Equipment

   Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Goodwill, Intangibles and Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may indicate that the assets are impaired. To date, no such impairment with respect to WatchGuard's intangible or other long-lived assets has been indicated. Should an impairment occur, WatchGuard would measure the amount of the impairment based on discounted future cash flows expected to result from the use and eventual disposition of the impaired assets.

Research and Development

   Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs

                         WATCHGUARD TECHNOLOGIES, INC.

after technological feasibility of the software is established. In the development of WatchGuard's new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in WatchGuard's consolidated statements of operations.

Internal-Use Software

   Costs of software developed internally by WatchGuard for use in its operations are accounted for under SOP 98-1, "Accounting for Costs of Corporate Software Developed or Obtained for Internal Use." Under SOP 98-1, WatchGuard expenses its costs of research and development of internal-use software, including costs related to predevelopment efforts prior to establishing technological feasibility and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. Because costs incurred during the development stage were insignificant, no costs related to internal-use software have been capitalized through December 31, 2001.

Net Loss Per Share

   Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including preferred stock, stock options and warrants, are excluded from the computation because their effect is antidilutive.

Advertising Costs

   WatchGuard expenses advertising costs as incurred. Total advertising expenses were $234,000, $711,000 and $885,000 in 1999, 2000 and 2001, respectively.

Concentration of Credit Risk

   WatchGuard is subject to concentrations of credit risk primarily from cash investments and accounts receivable. WatchGuard's manages its credit risk by investing its excess cash in a diverse portfolio of high-quality money market instruments and short-term investments. In addition, substantially all of WatchGuard's accounts receivable are due from WatchGuard's resellers, distributors and service providers located throughout the world. Sales to customers outside the United States were $10.3 million, $33.2 million and $35.8 million, or 50%, 55% and 56% of total revenues, for 1999, 2000 and 2001, respectively. No foreign country accounted for more than 10% of revenues in 1990 or 2000. However, revenues from Japan accounted for 12% of total revenues during 2001. No single customer accounted for more than 10% of revenues during 1999. During 2000 and 2001, two customers accounted for 22% and 24% of total revenues, respectively. Geographic regions accounting for 10% or more of revenues were the Americas with 54%, 49% and 47% of total revenues, Europe/Middle East/Africa (EMEA) with 26%, 32% and 33% of total revenues, and Asia Pacific (APAC) with 20%, 19% and 20% of total revenues, for 1999, 2000 and 2001, respectively. WatchGuard does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

Stock-Based Compensation

   WatchGuard has elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to

                         WATCHGUARD TECHNOLOGIES, INC.

Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard's common stock at the date of grant over the stock option exercise price. Pro forma information required by SFAS No. 123 is included in Note 4.

   Stock compensation expense for options or warrants granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB statement No. 123, Accounting for Stock-Based Compensation," based on the fair value of the equity instruments issued. The fair value of options granted to non-employees is periodically measured as the underlying options vest.

Income Taxes

   WatchGuard recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. WatchGuard provides a valuation allowance for deferred tax assets that cannot be currently recognized due to WatchGuard's cumulative losses and the uncertainty of future recoverability.

Comprehensive Income (Loss)

   WatchGuard complies with SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. WatchGuard's comprehensive loss includes net loss and the effect of unrealized gains or losses on securities available for sale. Comprehensive loss is shown on the consolidated statement of stockholders' equity.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the attached financial statements relate to sales returns and allowances, provision for bad debt, inventory reserves, restructuring reserves relating to abandoned facilities, the useful lives of property and equipment and intangible assets, and deferred tax valuation allowance.

Segment Information

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. WatchGuard operates in a single business segment related to Internet and computer security and provides hardware, software and services as a complete security solution. See Note 9 for revenue reported by geographic area.

Reclassifications

   Certain prior-year items have been reclassified to conform to the current-year presentation.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business

                         WATCHGUARD TECHNOLOGIES, INC.

combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill or, alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. Impairment losses will be charged to earnings in the period they are determined. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. WatchGuard will apply the provisions of SFAS No. 141 and SFAS No. 142 in the first quarter of 2002. Application of the new standards is expected to result in a reclassification of the unamortized balance of an assembled workforce in the amount of $390,000 to goodwill on January 1, 2002. This will result in a net goodwill balance of $27.0 million (which will no longer be subject to amortization but will be subject to evaluation for impairment) and a net balance of other intangibles of $9.8 million (which will continue to be amortized over their estimated useful lives of three to five years). Amortization of goodwill will decrease as a result of the adoption of the standards by $7.5 million in 2002. During the first six months of 2002, WatchGuard will perform the required transitional impairment tests of goodwill as of January 1, 2002. WatchGuard has not yet determined the effect of these tests on its earnings and financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business in APB Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, WatchGuard will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time. WatchGuard does not expect that the adoption of SFAS No. 144 will have a material effect on its operating results or financial condition.

2.  Balance Sheet Account Detail

Trade Accounts Receivable, Net

   Trade accounts receivable, net consisted of the following (in thousands):


                                                           December 31,
                                                        -----------------
                                                         2000      2001
                                                        -------  --------
      Trade accounts receivable........................ $16,869  $  9,202
      Reserve for returns and allowances...............    (965)   (2,046)
      Allowance for uncollectible accounts.............    (633)     (793)
                                                        -------  --------
                                                        $15,271  $  6,363
                                                        =======  ========

                         WATCHGUARD TECHNOLOGIES, INC.

Inventories, Net

   Inventories, net consisted of the following (in thousands):

                                                           December 31,
                                                        -----------------
                                                         2000      2001
                                                        -------  --------
      Finished goods................................... $ 4,077  $  4,015
      Components.......................................   3,394       746
                                                        -------  --------
                                                          7,471     4,761
      Inventory reserves...............................    (445)     (348)
                                                        $ 7,026  $  4,413
                                                        =======  ========

Property and Equipment, Net

   Property and equipment, net consisted of the following (in thousands):

                                                         December 31,
                                                      -----------------
                                                       2000      2001
                                                      -------  --------
       Computer equipment............................ $ 3,274  $  4,403
       Leasehold improvements........................   2,682     2,587
       Furniture and equipment.......................   2,458     2,721
       Software......................................     963     1,894
                                                      -------  --------
                                                        9,377    11,605
       Less accumulated depreciation and amortization  (2,036)   (4,222)
                                                      $ 7,341  $  7,383
                                                      =======  ========

Goodwill, Net

   Goodwill, net, consisted of the following (in thousands):

                                                        December 31,
                                                     -----------------
                                                      2000      2001
                                                     -------  --------
        Goodwill.................................... $36,692  $ 36,692
        Less accumulated amortization...............  (2,745)  (10,091)
                                                     -------  --------
                                                     $33,947  $ 26,601
                                                     =======  ========

Other Intangibles, Net and Other Assets

   Other intangibles, net and other assets consisted of the following (in thousands):

                                                          December 31,
                                                        ----------------
                                                         2000     2001
                                                        -------  -------
      Other intangibles................................ $15,256  $15,084
      Less accumulated amortization....................  (1,505)  (4,932)
                                                        -------  -------
      Other intangibles, net...........................  13,751   10,152
      Other assets.....................................     301      376
                                                        -------  -------
                                                        $14,052  $10,528
                                                        =======  =======

                         WATCHGUARD TECHNOLOGIES, INC.

Accrued Expenses

   Accrued expenses consisted of the following (in thousands):

                                                          December 31,
                                                          -------------
                                                           2000   2001
                                                          ------ ------
        Accrued payroll-related expenses................. $2,235 $1,395
        Accrued restructuring costs......................     --  1,486
        Other............................................  2,160  2,105
                                                          ------ ------
                                                          $4,395 $4,986
                                                          ====== ======

3.  Short-Term Investments

   Short-term investments consisted of the following (in thousands):

                                                      Gross      Gross
                                            Market  Unrealized Unrealized Amortized
                                            Value     Gains      Losses     Cost
                                           -------- ---------- ---------- ---------
Balance at December 31, 2000:
   Commercial paper....................... $ 11,608    $  4      $  (4)   $ 11,608
   Corporate debt securities..............   73,923     196       (476)     74,203
   U.S. government and agency obligations.   15,747      61         (3)     15,689
                                           --------    ----      -----    --------
                                           $101,278    $261      $(483)   $101,500
                                           ========    ====      =====    ========

Balance at December 31, 2001:
   Commercial paper....................... $  3,000    $ --      $  --    $  3,000
   Corporate debt securities..............   47,772     442        (22)     47,352
   U.S. government and agency obligations.   49,013     293        (32)     48,752
                                           --------    ----      -----    --------
                                           $ 99,785    $735      $ (54)   $ 99,104
                                           ========    ====      =====    ========

   The contractual maturities of WatchGuard's available-for-sale securities as of December 31, 2001 are as follows (in thousands):

                                                       Estimated
                                                         Fair
                                                        Market   Amortized
                                                         Value     Cost
                                                       --------- ---------
     Due in one year or less..........................  $48,137   $47,974
     Due in one year through two years................   51,648    51,130
                                                        -------   -------
                                                        $99,785   $99,104
                                                        =======   =======

   At December 31, 2001, short-term investments were restricted by a $3.0 million unconditional letter of credit issued to WatchGuard's landlord in conjunction with a facilities lease.

                         WATCHGUARD TECHNOLOGIES, INC.

4.  Stockholders' Equity

Preferred Stock

   All of WatchGuard's outstanding preferred stock was converted to common stock at the close of WatchGuard's initial public offering in July 1999. The following is a summary of terms and conditions for each series of preferred stock before its conversion:

                                                       Approximate
                                                        Aggregate      Annual
                           Shares     Shares    Stated Liquidation Dividend Rate--
                         Designated Outstanding Value     Value    Non-Cumulative
                         ---------- ----------- ------ ----------- ---------------
Series A................ 3,000,004   3,000,004  $0.05  $  150,000       $0.01
Series B................ 2,374,581   2,355,276   2.59   6,100,000        0.16
Series C................ 1,357,378   1,357,378   5.16   7,000,000        0.31

Public Offerings

   On July 30, 1999, WatchGuard issued 3,500,000 shares of its common stock in its initial public offering, at a price of $13.00 per share. The proceeds to WatchGuard from the offering were approximately $40.7 million, net of $4.8 million in offering expenses, underwriting discounts and commissions. At the closing of the offering, all 6,712,658 shares of outstanding preferred stock automatically converted into 13,425,316 shares of common stock.

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

Stock Options

   WatchGuard's 1996 Stock Incentive Compensation Plan (the 1996 Plan) provides for the grant of incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors. In May 1999, the board of directors and stockholders approved amendments to the 1996 Plan that provided for a 900,000-share increase in the number of shares authorized for grant under the 1996 Plan, plus an automatic increase to be added on the first day of each fiscal year, the first of which occurred on January 1, 2000, equal to the least of (a) 750,000 shares, (b) 3% of the average number of common shares outstanding used to calculate fully diluted earnings per share as reported in WatchGuard's annual financial statements for the preceding year and (c) an amount determined by the board of directors. As of December 31, 2001, WatchGuard had reserved 9,608,766 shares of common stock for grant under the 1996 Plan.

   In July 2000, WatchGuard adopted the 2000 Stock Option Plan (the 2000 Plan), which provides for the granting of nonqualified stock options to employees, agents, consultants, advisors and independent contractors. As of December 31, 2001, WatchGuard had reserved 8,000,000 shares of common stock for grant under the 2000 Plan.

   Options under both the 1996 Plan and the 2000 Plan generally are granted at fair market value on the date of grant. The shares of common stock covered by options granted on the date of hire generally vest at the rate of 25% on the first anniversary of the date of grant, and an additional 2.08% every month thereafter, with all shares becoming fully vested on the fourth anniversary date of the date of grant. Options granted other than on the date

                         WATCHGUARD TECHNOLOGIES, INC.

of hire generally vest at the rate of 2.08% every month, commencing one month from the date of grant. Stock options granted under both the 1996 Plan and the 2000 Plan have a term of ten years.

   In October 2000, WatchGuard acquired Qiave Technologies Corporation. Under the terms and conditions of the acquisition, the Qiave Technologies Corporation 2000 Stock Option Plan (the Qiave Plan) was assumed by WatchGuard and all options to purchase shares of Qiave common stock outstanding at the effective time of the acquisition converted into options to purchase an aggregate of 100,856 shares of WatchGuard common stock (see Note 10) granted under the Qiave Plan.

   The following table summarizes WatchGuard's stock option activity for all of its stock option plans during 1999, 2000 and 2001:

                                              1999                 2000                 2001
                                       ------------------- -------------------- --------------------
                                                  Weighted             Weighted             Weighted
                                                  Average              Average              Average
                                                  Exercise             Exercise             Exercise
                                        Options    Price    Options     Price    Options     Price
                                       ---------  -------- ----------  -------- ----------  --------
Balance at beginning of period........ 5,145,268   $ 0.16   6,502,680   $ 4.60   5,992,419   $29.27
Granted............................... 2,248,314    13.26   3,506,656    46.24   4,367,750    11.82
Exercised.............................  (774,563)    0.09  (3,375,551)    1.69    (722,566)    1.23
Canceled..............................  (116,339)    5.67    (641,366)   17.15  (4,637,661)   35.01
                                       ---------           ----------           ----------
Balance at end of period.............. 6,502,680     4.60   5,992,419    29.27   4,999,942    12.75
                                       =========           ==========           ==========
Exercisable at end of period.......... 2,359,707            1,071,510            1,339,509
Shares of common stock available for
  grant...............................                                           7,004,485
Weighted average fair value of options
  granted during the period
Granted at fair value................. 2,086,314     9.59   3,405,800    42.32   4,367,750    10.53
Granted below fair value..............   162,000     5.75     100,856    49.54          --       --

   The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 2001 under all of WatchGuard's stock option plans for selected exercise price ranges is as follows:

                                 Options Outstanding  Options Exercisable
                                 -------------------- -------------------
                                  Weighted
                                   Average
                                  Remaining  Weighted            Weighted
                                 Contractual Average             Average
                                  Life (in   Exercise            Exercise
       Exercise Prices  Shares     years)     Price     Shares    Price
       --------------- --------- ----------- -------- ---------  --------
       $ 0.03 -  0.55    357,182    4.31      $ 0.24    305,376   $ 0.21
       $ 1.13 -  7.41    361,457    8.63        5.57    101,732     3.77
       $ 7.48 - 12.21  1,880,500    9.61        9.92      6,413    10.50
       $12.53 - 18.53  2,046,485    8.37       13.93    780,631    13.73
       $19.53 - 29.18     71,860    8.11       27.61     31,482    27.85
       $29.81 - 40.09    117,250    8.89       32.36     39,032    32.47
       $44.81 - 53.34    165,208    8.62       52.75     74,843    52.90
                       ---------                      ---------
                       4,999,942    8.58      $12.75  1,339,509   $12.94
                       =========                      =========

   WatchGuard uses the intrinsic value-based method to account for all of its employee stock-based compensation arrangements. Therefore, compensation costs are not recognized in WatchGuard's consolidated

                         WATCHGUARD TECHNOLOGIES, INC.

financial statements, unless the underlying fair value of WatchGuard's common stock exceeds the exercise price of the stock options at the date of grant.

   Deferred stock-based compensation of $162,000 related to stock option grants was recorded in 1999. Also, in 1999, WatchGuard issued 51,948 unregistered shares of its common stock to an employee in connection with the BeadleNet acquisition. WatchGuard recorded $750,000 in deferred stock-based compensation based on the fair value of this transaction.

   In 2000, WatchGuard recorded $19.3 million in deferred stock-based compensation in connection with the acquisition of Qiave (see Note 10), $4.3 million of which related to WatchGuard's assumption of unvested options to purchase Qiave common stock. In addition, 299,495 shares of WatchGuard common stock otherwise issuable to certain key employees of Qiave under the terms of the acquisition agreement are subject to repurchase by WatchGuard in the event that the employee's employment is terminated under specified circumstances. The shares subject to repurchase are being released from the repurchase restriction over a two-year vesting period. WatchGuard recorded $15.0 million in deferred stock-based compensation based on the fair value of the shares subject to repurchase (see Note 10). At December 31, 2001, 74,186 of these shares remained subject to repurchase.

   In 2001, WatchGuard recorded $213,000 of deferred stock-based compensation related to 20,000 option shares granted to one consultant and 12,000 option shares granted to other consultants. Final measurement of the fair value of these options will not occur until the options are fully vested in 2002 and 2005, respectively. Also, in 2001, WatchGuard recognized stock compensation of $161,000 when it accelerated vesting provisions of an employee's stock option on his termination of employment in connection with the April 2001 restructuring.

   Amounts recorded as deferred stock-based compensation related to stock options are generally being amortized over the vesting period of the options (generally three to four years), using the graded vesting approach. Amortization of deferred stock-based compensation related to shares subject to repurchase is generally recognized over the term of the related employment agreements. Amortization of deferred stock-based compensation of $926,000 and $8.4 million was recognized for the years ended December 31, 1999 and 2000, respectively. Amortization of deferred stock-based compensation was $9.9 million in 2001, including $418,000 charged to restructuring related to the acceleration of the vesting of options and the release of restricted shares on termination of individuals in connection with the restructuring and $166,000 for the amortization of deferred stock-based compensation on options issued to consultants during 2001. In addition, approximately $1.4 million of deferred stock compensation was reversed in 2001 due to cancellation of options prior to vesting. Amortization of deferred stock-based compensation to employees will be $1.2 million in 2002, $91,000 in 2003 and $7,000 in 2004.

Stock Option Exchange Program

   On August 1, 2001, WatchGuard cancelled options to purchase 2,106,347 shares of WatchGuard common stock with exercise prices ranging from $14.47 to $100.19 per share. In exchange, in February 2002, WatchGuard granted options to purchase 1,833,303 shares of WatchGuard common stock with exercise prices equal to $6.1255 per share, the then fair market value of the underlying common stock. Each replacement option vested and was exercisable substantially to the same degree as the original option.

Common Stock Warrants

   During 1999 and 2000, certain warrants were exercised for the purchase of 30,000 and 15,000 shares of common stock, respectively, at exercise prices ranging from $0.03 per share to $0.13 per share. In 2000, a warrant holder exercised a warrant to purchase 200,000 shares of common stock at an exercise price of $0.39 per share on a net exercise basis, resulting in the issuance of 198,446 shares of common stock.

   At December 31, 2001, WatchGuard had no warrants outstanding.

                         WATCHGUARD TECHNOLOGIES, INC.

1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan (the ESPP) permits eligible employees of WatchGuard to purchase common stock through payroll deductions of up to 15% of their compensation. The price of the common stock purchased under the ESPP will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. WatchGuard authorized the issuance under the ESPP of a total of 600,000 shares of common stock, plus an automatic annual increase to be added on the first day of each fiscal year equal to the least of (a) 400,000 shares, (b) 1.5% of the average number of common shares outstanding used to calculate fully diluted earnings per share as reported in WatchGuard's annual financial statements for the preceding year and (c) an amount determined by the board of directors.

   A total of 84,932 and 113,622 shares of common stock were purchased by WatchGuard employees under the ESPP during 2000 and 2001, respectively. At December 31, 2001, WatchGuard had a total of 888,337 shares of common stock reserved for future issuance under the ESPP.

Pro Forma Disclosures Under SFAS 123

   The following pro forma information regarding stock-based compensation has been determined as if WatchGuard had accounted for its employee stock options and ESPP under the fair market value method of SFAS No. 123. The fair value of the employee stock options was estimated at the date of grant, using a minimum value option pricing model through the date of WatchGuard's initial public offering in July 1999 and using the Black-Scholes pricing model thereafter. The following weighted average assumptions were used in the pricing model: risk-free interest rates of 4.9%, 6% and 4% in 1999, 2000 and 2001, respectively; a dividend yield rate of 0% for all periods; an expected life ranging from two to five years; and volatility of 0.85 in 1999 during the period after the initial public offering, volatility of 1.36 during 2000 and volatility of 1.14 during 2001. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods.

   Pro forma disclosures are not representative of future results. WatchGuard's pro forma information is as follows (in thousands, except per share data):

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
Net loss--as reported............................ $(16,018) $(15,664) $(36,977)
Net loss--pro forma..............................  (19,837)  (55,120)  (49,506)
Net loss per share--as reported..................    (1.80)    (0.66)    (1.38)
Net loss per share--pro forma....................    (2.23)    (2.34)    (1.85)

Common Shares Reserved

   At December 31, 2001, common stock reserved for future issuance was as follows:

              Outstanding stock options...............  4,999,942
              Stock options available for future grant  7,004,485
              ESPP....................................    888,337
                                                       ----------
                                                       12,892,764
                                                       ==========

5.  Net Loss per Share

   Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. Options to purchase 6,502,680, 5,992,419 and 4,999,942 shares of common stock in 1999,
2000 and 2001, respectively, warrants to purchase 225,000 shares of common stock in

                         WATCHGUARD TECHNOLOGIES, INC.

1999, and common stock subject to repurchase of 250,079 shares and 74,186 shares in 2000 and 2001, respectively, were excluded from the computation of basic and diluted net loss per common share, as their effect is antidilutive.

6.  Income Taxes

   At December 31, 2001, WatchGuard had a net operating loss carryforward for federal tax purposes of approximately $145.9 million and research and development tax credit carryforwards of $1.8 million. These carryforwards begin to expire after the 2011 tax year. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Additionally, approximately $105.3 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

   WatchGuard provides for deferred taxes based on the differences between the basis of assets and liabilities for financial reporting purposes and the basis for income tax purposes, calculated using enacted rates that will be in effect when the differences are expected to reverse. Significant components of WatchGuard's deferred tax assets and liabilities are as follows (in thousands):

                                                          December 31,
                                                       ------------------
                                                         2000      2001
                                                       --------  --------
     Deferred tax assets:
        Net operating loss carryforwards.............. $ 42,867  $ 51,138
        Acquisition intangibles.......................    1,484     1,818
        Research and development tax credit...........    1,171     1,822
        Sales reserve and allowance for bad debts.....      858     1,102
        Accrued expenses and other....................      527       641
     Total deferred tax assets........................   46,907    56,521
     Valuation allowance..............................  (46,907)  (56,521)
                                                       --------  --------
     Net deferred taxes............................... $     --  $     --
                                                       ========  ========

   WatchGuard's valuation allowance increased by $36.7 million in 2000 and $9.6 million in 2001.

                         WATCHGUARD TECHNOLOGIES, INC.

   The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision are as follows (dollars in thousands):


                                                                   December 31,
-                                              ---------------------------------------------------
                                               1999 Tax Effected 2000 Tax Effected 2001 Tax Effected
                                               ---------------   ---------------   ---------------
                                                Amount   Rate     Amount   Rate     Amount   Rate
                                               --------  -----   --------  -----   --------  -----
Net loss before taxes......................... $(16,018)         $(15,449)         $(36,820)
                                               ========          ========          ========
Expected tax benefit at federal statutory rate   (5,446)  34.0 %   (5,253)  34.0 %  (12,519)  34.0 %
Research and development credit...............     (359)   2.2       (602)   3.9       (602)   1.7
Permanent differences, including non-
  deductible acquisition costs................       48   (0.3)     5,160  (33.4)     5,990  (16.9)
Tax benefit not recognized due to valuation
  allowance...................................    5,757  (35.9)       695   (4.5)     7,131  (18.8)
Alternative minimum tax.......................       --     --         36   (0.2)        --     --
Foreign tax expense...........................       --     --        179   (1.2)       157   (0.4)
                                               --------  -----   --------  -----   --------  -----
Total tax expense............................. $     --    0.0 % $    215   (1.4)% $    157   (0.4)%
                                               ========  =====   ========  =====   ========  =====

7.  401(k) Retirement Plan

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

8.  Commitments

   WatchGuard leases office space and some equipment under noncancelable operating leases. Facilities commitments include a 10-year lease for its corporate headquarters in Seattle, Washington, which expires in September 2010. WatchGuard has the option to extend this lease for an additional five-year term. WatchGuard also leases facilities in Aliso Viejo, California and Waltham, Massachusetts under operating leases that expire in 2005, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Future minimum payments at December 31, 2001 under these leases, net of future minimum rentals of $388,000 to be received under subleases in 2002, are as follows (in thousands):

                     2002......................... $ 2,966
                     2003.........................   3,457
                     2004.........................   3,465
                     2005.........................   3,415
                     2006.........................   3,052
                     Thereafter...................  11,747
                                                   -------
                                                   $28,102
                                                   =======

   Rent expense for 1999, 2000 and 2001 was $512,000, $1.5 million and $2.8 million, respectively.

   In addition to the foregoing lease commitments, WatchGuard is a party to several noncancelable/non-refundable agreements to purchase inventory in 2002. The total of these commitments was $2.2 million at December 31, 2001. WatchGuard is also a party to a product royalty agreement with a total commitment of $1.1 million at December 31, 2001.

                         WATCHGUARD TECHNOLOGIES, INC.

9.  Geographical Revenues

   WatchGuard licenses and markets its Internet security products and services throughout the world, and operates in a single industry segment. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of WatchGuard's assets are located, and the majority of its operating expenses are incurred, at its corporate headquarters. WatchGuard categorizes revenues into three geographic regions, as shown in the table below. Revenue information by geographic region is as follows (dollars in thousands):

                                           Year Ended December 31,
      -                             -------------------------------------
                                        1999         2000         2001
                                    -----------  -----------  -----------
      Americas..................... $11,192  54% $29,710  49% $30,171  47%
      EMEA.........................   5,406  26   19,267  32   21,414  33
      APAC.........................   4,021  20   11,726  19   12,698  20
                                    ------- ---  ------- ---  ------- ---
      Total........................ $20,619 100% $60,703 100% $64,283 100%
                                    ======= ===  ======= ===  ======= ===

   Revenue information for countries representing more than 10% of total revenues is as follows (dollars in thousands):

                                   Year Ended December 31,
               -             ----------------------------------
                                1999        2000        2001
                             ----------  ----------  ----------
               United States $10,303 50% $27,503 45% $28,473 44%
               Japan........          *           *    7,572 12

--------
* Less than 10%

10.  Acquisitions

Qiave Technologies Corporation

   In October 2000, WatchGuard acquired Qiave Technologies Corporation. The total consideration paid for Qiave was approximately $70.0 million, including approximately $400,000 in direct acquisition costs, and was comprised of 1,292,997 shares of WatchGuard common stock valued at $64.6 million, including 299,495 shares that were subject to repurchase by WatchGuard, and the assumption of options to purchase 100,856 shares of WatchGuard common stock with a fair value of $5.0 million. WatchGuard accounted for the acquisition using the purchase method of accounting. The results of operations of Qiave and the fair value of assets acquired have been included in the consolidated financial statements beginning on the acquisition date.

   The aggregate purchase price was allocated based on estimated fair values on the acquisition date and excludes $19.3 million in consideration related to deferred stock-based compensation for common stock subject to repurchase and assumption of unvested options to purchase common stock as follows (in thousands):

Fair value of Qiave tangible assets, net of current liabilities............. $   654
Intangible assets:
   Acquired workforce.......................................................     592
   Current technology.......................................................  13,351
   Goodwill.................................................................  31,707
                                                                             -------
       Total intangibles....................................................  45,650
Acquired in-process research and development................................   4,399
                                                                             -------
       Total purchase price.................................................  50,703
Deferred stock-based compensation...........................................  19,342
                                                                             -------
       Total consideration, including deferred stock-based compensation..... $70,045
                                                                             =======

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

   Acquired in-process research and development. Values assigned to acquired in-process research and development (IPR&D) were determined using an income approach. To determine the value of the IPR&D, WatchGuard considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPR&D projects that had not yet reached technological feasibility and do not have alternative future uses. The entire $4.4 million allocated to acquired IPR&D was expensed on the date of acquisition.

   At the time of the acquisition, six IPR&D projects were identified as being related to future products for which technological or commercial feasibility had not yet been established and that did not have an alternative future use. WatchGuard analyzed each project, using estimated percentage completion factors ranging from 10% to 85%. Revenue attributable to Qiave's IPR&D was assumed to increase after each of the first three years of a five-year projection period after the year of introduction, at annual rates ranging from 60% to 216%, decreasing to a 27% growth rate in revenues after the fourth year in the projection. Projected annual revenues related to in-process technology ranged from approximately $1.1 million to $14.8 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the global Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology.

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

   The unaudited pro forma combined historical results, presented as if Qiave had been acquired on January 1, 2000 and excluding the nonrecurring one-time charge for IPR&D in 2000, are presented below. Pro forma results for 1999 are not presented because Qiave had no significant operations in 1999 (in thousands):

                                                           December 31,
                                                               2000
                                                           ------------
         Total revenues, net..............................   $ 60,703
         Net loss.........................................   $(29,536)
         Pro forma net loss per share.....................   $  (1.21)

                         WATCHGUARD TECHNOLOGIES, INC.

   Deferred stock-based compensation. In connection with employment agreements and related stock retention agreements with four of Qiave's key employees, 299,495 shares of WatchGuard common stock otherwise issuable to these employees pursuant to the acquisition agreement are subject to repurchase and are being released from the repurchase restriction over a two-year vesting period. The value of these shares has been recorded as $15.0 million in deferred stock-based compensation, based on the fair value of WatchGuard common stock on the closing date of the Qiave acquisition, and is being amortized over a two-year vesting period using a graded vesting approach. In addition, options to purchase shares of Qiave common stock that were outstanding at the time of the merger were assumed by WatchGuard and converted into options to purchase 100,856 shares of WatchGuard common stock. Deferred stock-based compensation originating from the assumption of Qiave stock options was $4.3 million.

BeadleNet, LLC

   On October 19, 1999, WatchGuard acquired the assets of BeadleNet, LLC, a California limited liability company, pursuant to an asset purchase agreement dated as of October 19, 1999, among BeadleNet, Productivity Enhancement Products, Inc. (PEP), a member of BeadleNet, Danny M. Beadle, the founder, a member of BeadleNet and the principal shareholder of PEP, and WatchGuard. BeadleNet was a developer of Internet security solutions for small and home offices. WatchGuard accounted for the acquisition using the purchase method of accounting. The results of operations of BeadleNet and the fair value of the assets acquired have been included in the consolidated financial statements beginning on the acquisition date.

   The total BeadleNet acquisition cost of $9.6 million was comprised of (a) $3.4 million in cash paid at closing, including $1.0 million paid to PEP in satisfaction of BeadleNet's outstanding liabilities to PEP; (b) 335,931 unregistered shares of WatchGuard common stock with a fair value of $4.9 million, issued at closing; (c) an additional $1.0 million in contingent consideration, comprised of $400,000 in cash and 20,189 unregistered shares of WatchGuard common stock with a fair value of $600,000, which became payable upon completion of specified technology items in late December 1999 and was paid in January 2000; and (4) direct acquisition costs of $300,000.

   The aggregate purchase price for BeadleNet was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):

       Inventory and equipment.................................... $   74
       Intangibles:
          Acquired workforce......................................    204
          Trade names.............................................    409
          Developed technology....................................    503
          Goodwill................................................  4,985
                                                                   ------
              Total intangibles...................................  6,101
       Acquired in-process research and development...............  3,381
                                                                   ------
              Total purchase price................................ $9,556
                                                                   ======

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

                         WATCHGUARD TECHNOLOGIES, INC.

   Developed technology. Values assigned to the developed technology were determined using the income approach. Under the income approach, fair value reflects the present value of the projected earnings that are expected to be generated by the current technology. To determine the value of the developed technology, WatchGuard discounted, at a 15% rate, the expected future cash flows of the existing technology product, taking into account risks related to the characteristics and applications of each product and existing and future markets and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility. The projected revenues used in the income approach are based on the future revenues that WatchGuard believes will most likely be generated by the commercial sales of the technology.

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

   At the time of the acquisition, BeadleNet's engineers had spent approximately $1.2 million in fully burdened research and development expenses to develop the IPR&D. WatchGuard anticipated that an additional $260,000 would be spent developing the technology to complete the IPR&D. Based on this information, WatchGuard used a percentage completion factor of 80%. WatchGuard completed production-ready prototypes in late December 1999 and introduced the new products in January 2000 for delivery during February 2000, the time that WatchGuard projected to begin receiving benefit from the acquired IPR&D. The total costs to complete the production-ready prototypes and to prepare for market introduction after the acquisition date were approximately $635,000.

   Revenue attributable to BeadleNet's IPR&D was assumed to increase at annual rates ranging from 72% to 21% after each of the first three years of a five-year projection period following the year of introduction, decreasing at a rate of 9% after the fourth year of the projection. Projected annual revenue ranged from approximately $6.0 million to over $18.0 million over the term of the projection. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the global Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology. Projected revenues from the IPR&D were assumed to peak in 2003 and begin declining in 2004 as other new products enter the market.

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

                         WATCHGUARD TECHNOLOGIES, INC.

   WatchGuard used a 30% discount rate for valuing the acquired IPR&D. In arriving at the discount rate, WatchGuard considered the implied rate of the transaction and its weighted average cost of capital. WatchGuard also took into account risks related to the characteristics and applications of each project, existing future markets and assessments of the life cycles of each project.

   The unaudited pro forma combined historical results, presented as if BeadleNet had been acquired at the beginning of each period presented and excluding the nonrecurring one-time charge for IPR&D, are as follows (in thousands, except per share amount):

                                                      December 31,
                                                          1999
                                                      ------------
              Total revenues, net....................   $ 20,619
              Net loss...............................   $(15,707)
              Pro forma net loss per share...........   $  (1.69)

   In connection with the acquisition, WatchGuard entered into an employment agreement and a stock vesting agreement with Mr. Beadle. Pursuant to the employment agreement, WatchGuard granted Mr. Beadle an option, vesting over a period of four years, to purchase 250,000 shares of WatchGuard common stock at an exercise price of $14.44 per share, the fair value of a share of WatchGuard common stock on the date the option was granted. In consideration of certain of Mr. Beadle's obligations in the employment agreement, WatchGuard issued to Mr. Beadle 51,948 unregistered shares of WatchGuard common stock, valued at $750,000 on the closing date of the acquisition. The value of this stock was recorded as deferred stock compensation expense and was being amortized over the two-year employment agreement period. Under the stock vesting agreement, up to 34,632 of these shares were subject to forfeiture if Mr. Beadle's employment was terminated for cause or if he resigned before October 19, 2001. In connection with the April 2001 restructuring, Mr. Beadle's employment was terminated and the restriction on the remaining shares was lifted. As a result, the remaining deferred stock compensation in the amount of $208,000 was recognized as a restructuring cost.

11.  Business Restructuring

   In April 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, WatchGuard exited the consumer security market and terminated various original equipment manufacturer agreements to develop product and services for that market, and streamlined operations in support of new products and services aimed at business customers. As a result of this restructuring, WatchGuard recorded a $2.9 million restructuring charge during the second quarter of 2001 and an $820,000 restructuring charge during the fourth quarter of 2001. The additional restructuring costs recorded in the fourth quarter of 2001 relate to revised estimates of the costs associated with the consolidation and sublease of excess facilities. The total restructuring charge of $3.7 million for 2001 included the following (in thousands):

                                                                   December 31,
                                        Restructuring              2001 Accrued
                                           Charges    Amounts Paid Restructuring
                                           in 2001     or Charged     Balance
                                        ------------- ------------ -------------
Severance and termination benefits.....    $1,015        $1,015       $   --
Stock-based compensation...............       579           579           --
Abandoned facilities and other.........     2,126           640        1,486
                                           ------        ------       ------
   Total...............................    $3,720        $2,234       $1,486
                                           ======        ======       ======

                         WATCHGUARD TECHNOLOGIES, INC.

   As part of the reorganization, WatchGuard implemented a workforce reduction of 50 employees, which represented approximately 16% of WatchGuard's employee base at that time and included employees from all of WatchGuard's functional areas. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consisted of stock-based compensation expense associated with the acceleration of vesting stock subject to repurchase and stock options held by terminated employees, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that related to ongoing operations are not included as restructuring charges. All restructuring charges have been paid as of December 31, 2001, except for accrued amounts related to losses for the lease buyout or sublease of abandoned facilities of approximately $1.5 million at December 31, 2001, which are expected to be realized through September 2006. Revenues recorded from the consumer security market were insignificant prior to the restructuring.

12.  Related-Party Transactions

   Danny M. Beadle, WatchGuard's former senior vice president of home security, was also the founder of PEP, the former parent of BeadleNet, and its principal shareholder through the latter part of 2000. After the acquisition of BeadleNet, PEP provided various products and services to WatchGuard through the first quarter of 2001. Primarily, PEP supplied products for sale (including purchasing, producing and assembling products) and provided engineering and consulting services in connection with the development of some of WatchGuard's broadband product offerings. Total expenditures for PEP products and services during 1999, 2000 and 2001 were $448,000, $457,000 and $4,000, respectively, and total amounts due PEP at December 31, 2000 and 2001 were $44,000 and $0, respectively.

13.  Subsequent Event (unaudited)

Agreement to Acquire RapidStream, Inc.

   In February 2002, WatchGuard signed an agreement to acquire RapidStream, Inc., a privately held provider of high performance, ASIC-based firewall and virtual private network appliances, for approximately $48.0 million. Under the terms of the agreement, WatchGuard expects to acquire RapidStream for a consideration of approximately $17.0 million in cash and approximately $31.0 million in stock. In addition, WatchGuard will assume all outstanding options to purchase common stock of RapidStream, with the exercise price and number of shares subject to each assumed option to be adjusted according to the exchange ratio for the merger. The number of shares of WatchGuard common stock issuable in the transaction would be based on the 20-trading-day average of WatchGuard's stock price ending two trading days before the closing of the transaction. The cash portion of the consideration may be increased up to a maximum of $24.0 million, with a proportionate decrease in the stock portion of the consideration, should the amount of stock required to be issued in the transaction exceed 19.9% of the total number of shares of WatchGuard common stock outstanding on the business day immediately preceding the closing date of the merger. The acquisition is subject to RapidStream shareholder approval and other customary conditions to closing. The transaction is expected to close early in the second quarter of 2002. Each of WatchGuard and RapidStream has agreed to pay a termination fee of $1.5 million under certain customary circumstances.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

               Column A                   Column B   Column C   Column D   Column E    Column F
---------------------------------------  ---------- ---------- ---------- ----------  ----------
                                                    Charged to Charged to
                                         Balance at  Revenue,    Other                Balance at
                                         Beginning   Costs or   Accounts  Deductions    End of
              Description                of Period   Expenses  --Describe --Describe    Period
---------------------------------------  ---------- ---------- ---------- ----------  ----------
Year ended December 31, 1999
   Allowance for uncollectible accounts.   $ 449      $  129     $  --      $  401(A)   $  177
   Sales return reserve.................   $ 615      $1,083     $  --      $1,148(B)   $  550
   Inventory reserve....................                                    $
                                           $  --      $  200     $  --         131(C)   $   69

Year ended December 31, 2000
   Allowance for uncollectible accounts.   $ 177      $  546     $  --      $   90(A)   $  633
   Sales return reserve.................   $ 550      $1,932     $  --      $1,517(B)   $  965
   Inventory reserve....................   $  69      $  430     $  --      $   54(C)   $  445

Year ended December 31, 2001
   Allowance for uncollectible accounts.   $ 633      $  831     $  --      $  671(A)   $  793
   Sales return reserve.................   $ 965      $6,924     $  --      $5,845(B)   $2,046
   Inventory reserve....................   $ 445      $1,291     $  --      $1,388(C)   $  348

--------
(A) Deductions consist of write-offs of uncollectible accounts.

(B) Deductions consist of product returns and price protection allowances.

(C) Deductions consist of write-offs of obsolete or excess quantities of inventory.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled "Election of Directors" in the proxy statement for our annual meeting of stockholders to be held on May 23, 2002.

   (b) The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled "Executive Officers" in the proxy statement for our annual meeting of stockholders to be held on May 23, 2002.

   We will file the proxy statement for our 2002 annual meeting of stockholders within 120 days of December 31, 2001, our fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

   The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled "Executive Compensation" in the proxy statement for our annual meeting of stockholders to be held on May 23, 2002. We will file the proxy statement for our 2002 annual meeting of stockholders within 120 days of December 31, 2001, our fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled "Principal Stockholders" in the proxy statement for our annual meeting of stockholders to be held on May 23, 2002. We will file the proxy statement within 120 days of December 31, 2001, our fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled "Certain Relationships and Related Transactions" in the proxy statement for our annual meeting of stockholders to be held on May 23, 2002. We will file the proxy statement within 120 days of December 31, 2001, our fiscal year-end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM-K

(a) Financial Statements and Financial Statement Schedules

(1) Index to Financial Statements

                                                                         Page
                                                                         ----
   Report of Ernst & Young LLP, Independent Auditors....................  52
   Consolidated Balance Sheets..........................................  53
   Consolidated Statements of Operations................................  54
   Consolidated Statements of Stockholders' Equity......................  55
   Consolidated Statements of Cash Flows................................  56
   Notes to Consolidated Financial Statements...........................  57

(2) Index to Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts for each of the three years ended December 31, 2001, 2000 and 1999.

   Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(3) Exhibits

Number                                            Description
------                                            -----------
 2.1+  Agreement and Plan of Merger dated as of February 6, 2002, among River Acquisition Corp.,
       RapidStream, Inc., the registrant, and for purposes of Section 6.16 only, certain management shareholders of RapidStream, Inc. (Exhibit 2.1) (A)

 3.1   Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (B)

 3.2   Restated Bylaws of the registrant (Exhibit 3.2) (B)

10.1   Lease Agreement, dated as of March 1, 2000, between 505 Union Station and the registrant
       (Exhibit 10.1) (C)

10.2   1996 Stock Incentive Compensation Plan (Exhibit 10.6) (B)

10.3   2000 Stock Option Plan (Exhibit 10.1) (D)

10.4   Qiave Technologies Corporation 2000 Stock Option Plan (Exhibit 99.1) (E)

10.5   1999 Employee Stock Purchase Plan (Exhibit 10.10) (B)

10.6   Standardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust (401(k)
       plan), effective as of September 1, 1998 (Exhibit 10.7) (B)

10.7   Shareholders Agreement, dated as of February 6, 2002, by and among River Acquisition Corp.,
       RapidStream, Inc., certain shareholders of RapidStream, Inc. and the registrant (Exhibit 10.1) (A)

10.8   Agreement and Plan of Merger dated as of October 4, 2000, among Logan Acquisition Corporation,
       Qiave Technologies Corporation, certain common stockholders of Qiave Technologies Corporation and the registrant (Exhibit 2.1) (F)

10.9   Employment Agreement between Jim Cady and WatchGuard Technologies, Inc. dated July 1, 2001
       (Exhibit 10.1) (G)

21.1   Subsidiaries of the registrant

23.1   Consent of Ernst & Young LLP, independent auditors

--------
 + Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibits have been filed separately with the SEC.

(A) Incorporated by reference to the specified exhibit to the registrant's Current Report on Form 8-K (File No. 000-26819), filed with the SEC on February 15, 2002.

(B) Incorporated by reference to the specified exhibit to the registrant's Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(C) Incorporated by reference to the specified exhibit to the registrant's Annual Report on Form 10-K/A (File No. 000-26819), filed with the SEC on May 1, 2000.

(D) Incorporated by reference to the specified exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26819), filed with the SEC on May 15, 2001.

(E) Incorporated by reference to the specified exhibit to the registrant's Registration Statement on Form S-8 (File No. 333-51196), filed with the SEC on December 4, 2000.

(F) Incorporated by reference to the specified exhibit to the registrant's Current Report on Form 8-K (File No. 000-26819), filed with the SEC on October 19, 2000, as amended.

(G) Incorporated by reference to the specified exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26819), filed with the SEC on August 13, 2001.

(b) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on March 28, 2002.

                                               WATCHGUARD TECHNOLOGIES, INC.

                                               By:      /S/  JAMES A. CADY
                                                   -----------------------------
                                                           James A. Cady
                                                   President and Chief Executive
                                                              Officer

                               POWER OF ATTORNEY

   Each person whose individual signature appears below hereby authorizes and appoints James A. Cady and Steven N. Moore, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

     /S/  JAMES A. CADY       President, Chief Executive    March 28, 2002
-----------------------------   Officer and Director
        James A. Cady           (Principal Executive
                                Officer)

  /S/  MICHAEL E. MCCONNELL   Senior Vice President, Chief  March 28, 2002
-----------------------------   Financial Officer and
    Michael E. McConnell        Treasurer (Principal
                                Financial and Accounting
                                Officer)

   /S/  MICHAEL R. HALLMAN    Director                      March 28, 2002
-----------------------------
     Michael R. Hallman

    /S/  STEVEN N. MOORE      Director                      March 28, 2002
-----------------------------
       Steven N. Moore

  /S/  CHRISTOPHER G. SLATT   Chairman of the Board         March 28, 2002
-----------------------------
    Christopher G. Slatt

   /S/  ANDREW W. VERHALEN    Director                      March 28, 2002
-----------------------------
     Andrew W. Verhalen

 /S/  CHARLES P. WAITE, JR.   Director                      March 28, 2002
-----------------------------
    Charles P. Waite, Jr.

                                 EXHIBIT INDEX

Number                                            Description
------                                            -----------
 2.1+  Agreement and Plan of Merger dated as of February 6, 2002, among River Acquisition Corp.,
       RapidStream, Inc., the registrant, and for purposes of Section 6.16 only, certain management shareholders of RapidStream, Inc. (Exhibit 2.1) (A)

 3.1   Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (B)

 3.2   Restated Bylaws of the registrant (Exhibit 3.2) (B)

10.1   Lease Agreement, dated as of March 1, 2000, between 505 Union Station and the registrant
       (Exhibit 10.1) (C)

10.2   1996 Stock Incentive Compensation Plan (Exhibit 10.6) (B)

10.3   2000 Stock Option Plan (Exhibit 10.1) (D)

10.4   Qiave Technologies Corporation 2000 Stock Option Plan (Exhibit 99.1) (E)

10.5   1999 Employee Stock Purchase Plan (Exhibit 10.10) (B)

10.6   Standardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust (401(k)
       plan), effective as of September 1, 1998 (Exhibit 10.7) (B)

10.7   Shareholders Agreement, dated as of February 6, 2002, by and among River Acquisition Corp.,
       RapidStream, Inc., certain shareholders of RapidStream, Inc. and the registrant (Exhibit 10.1) (A)

10.8   Agreement and Plan of Merger dated as of October 4, 2000, among Logan Acquisition Corporation,
       Qiave Technologies Corporation, certain common stockholders of Qiave Technologies Corporation and the registrant (Exhibit 2.1) (F)

10.9   Employment Agreement between Jim Cady and WatchGuard Technologies, Inc. dated July 1, 2001
       (Exhibit 10.1) (G)

21.1   Subsidiaries of the registrant

23.1   Consent of Ernst & Young LLP, independent auditors

--------
 + Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibits have been filed separately with the SEC.

(A) Incorporated by reference to the specified exhibit to the registrant's Current Report on Form 8-K (File No. 000-26819), filed with the SEC on February 15, 2002.

(B) Incorporated by reference to the specified exhibit to the registrant's Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(C) Incorporated by reference to the specified exhibit to the registrant's Annual Report on Form 10-K/A (File No. 000-26819), filed with the SEC on May 1, 2000.

(D) Incorporated by reference to the specified exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26819), filed with the SEC on May 15, 2001.

(E) Incorporated by reference to the specified exhibit to the registrant's Registration Statement on Form S-8 (File No. 333-51196), filed with the SEC on December 4, 2000.

(F) Incorporated by reference to the specified exhibit to the registrant's Current Report on Form 8-K (File No. 000-26819), filed with the SEC on October 19, 2000, as amended.

(G) Incorporated by reference to the specified exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-26819), filed with the SEC on August 13, 2001.