Form 10-Q
period 2002-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2002-05-15
CIK 1062019

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

     For the quarterly period ended               Commission File Number
         March 31, 2002                                000-26819
         --------------                                ---------
                        WATCHGUARD TECHNOLOGIES, INC.
                        ----------------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                91-1712427
-------------------------------------     --------------------------------------
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

                           Not Applicable
  ------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

32,210,117 shares of WatchGuard common stock were outstanding as of May 6, 2002.

                          WATCHGUARD TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION...................................................................................3

         ITEM 1.  FINANCIAL STATEMENTS...........................................................................3

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........11

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................34

PART II.  OTHER INFORMATION.....................................................................................36

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................36

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................................................36

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                          WATCHGUARD TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)


                                                                                         March 31,         December 31,
                                                                                            2002               2001
                                                                                       ---------------    ----------------
                                                                                         (unaudited)
                                                         ASSETS

Current assets:
   Cash and cash equivalents.......................................................    $      13,521      $       13,958
   Securities available for sale...................................................           96,867              99,785
   Trade accounts receivable, net..................................................            8,944               6,363
   Inventories, net................................................................            2,965               4,413
   Prepaid expenses and other......................................................            3,125               4,000
                                                                                       ---------------    ----------------

     Total current assets..........................................................          125,422             128,519
Property and equipment, net........................................................            6,779               7,383
Goodwill, net......................................................................           26,991              26,991
Other intangibles, net and other assets............................................            9,410              10,138
                                                                                       ---------------    ----------------

Total assets.......................................................................    $     168,602      $      173,031
                                                                                       ===============    ================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................................    $       1,919      $        4,032
   Accrued expenses................................................................            5,940               4,986
   Deferred revenue ...............................................................           16,602              15,709
                                                                                       ---------------    ----------------

Total current liabilities..........................................................           24,461              24,727

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares:  10,000,000
      No shares issued and outstanding.............................................               --                  --
   Common stock, $0.001 par value:
      Authorized shares:  80,000,000
      Shares issued and outstanding:  27,258,070 at March 31, 2002 and
         27,123,260 at December 31, 2001...........................................               27                  27
   Additional paid-in capital......................................................          231,901             231,533
   Deferred stock-based compensation ..............................................             (742)             (1,357)
   Accumulated other comprehensive income..........................................              169                 681
   Accumulated deficit ............................................................          (87,214)            (82,580)
                                                                                       ---------------    ----------------

Total stockholders' equity ........................................................          144,141             148,304
                                                                                       ---------------    ----------------

Total liabilities and stockholders' equity ........................................    $     168,602      $      173,031
                                                                                       ===============    ================

                             See accompanying notes.

                        WATCHGUARD TECHNOLOGIES, INC.
                       ------------------------------
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------
                  (In thousands, except per share data)
                          (unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                        -----------------------------------
                                                                             2002                 2001
                                                                        ---------------     ---------------
Revenues:
  Product..........................................................     $    10,558         $     13,284
  Service..........................................................           4,954                3,818
                                                                        ---------------     ---------------

        Total revenues.............................................          15,512               17,102

Cost of revenues:
  Product..........................................................           4,297                5,267
  Service..........................................................           1,516                1,376
                                                                        ---------------     ---------------
        Total cost of revenues.....................................           5,813                6,643
                                                                        ---------------     ---------------

Gross margin.......................................................           9,699               10,459

Operating expenses:
  Sales and marketing (1)..........................................           7,438                8,171
  Research and development (2).....................................           4,668                5,271
  General and administrative (3)...................................           2,000                1,870
  Stock-based compensation ........................................             613                4,520
  Amortization of goodwill, purchased technology and other
      intangible assets acquired...................................             721                2,724
                                                                        ---------------     ---------------

        Total operating expenses...................................          15,440               22,556
                                                                        ---------------     ---------------

Operating loss.....................................................          (5,741)             (12,097)

Interest income, net...............................................           1,120                1,701
                                                                        ---------------     ---------------

Loss before income taxes...........................................          (4,621)             (10,396)
                                                                        ---------------     ---------------

Provision for income taxes.........................................              13                   84
                                                                        ---------------     ---------------

Net loss...........................................................     $    (4,634)        $    (10,480)
                                                                        ===============    ================

Basic and diluted net loss per share...............................     $     (0.17)        $      (0.40)
                                                                        ===============     ===============

Shares used in calculation of basic and diluted
    net loss per share...............................................          27,117               26,348
                                                                        ===============     ===============

------------------------

(1) Sales and marketing expenses exclude amortization of stock-based compensation of approximately $12 and $67 for the three months ended March 31, 2002 and 2001, respectively.
(2) Research and development expenses exclude amortization of stock-based compensation of approximately $596 and $4,441 for the three months ended March 31, 2002 and 2001, respectively.
(3) General and administrative expenses exclude amortization of stock-based compensation of approximately $5 and $12 for the three months ended March 31, 2002 and 2001, respectively.

                           See accompanying notes.

                          WATCHGUARD TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                   (unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                       --------------------------------------
                                                                                            2002                 2001
                                                                                       ----------------     ----------------
OPERATING ACTIVITIES:
   Net loss.......................................................................     $       (4,634)      $      (10,480)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment....................                623                  514
       Amortization of goodwill, purchased technology and other intangible assets.                723                2,724
       Amortization of stock-based compensation...................................                613                4,520
       Provision for bad debt expense.............................................                 --                  276
       Changes in operating assets and liabilities:
         Trade accounts receivable, net...........................................             (2,581)               2,665
         Inventories, net ........................................................              1,448                  916
         Prepaid expenses and other...............................................                875                 (366)
         Other assets.............................................................                  5                   (6)
         Accounts payable and accrued expenses....................................             (1,159)              (3,145)
         Deferred revenue ........................................................                893                  981
                                                                                       ----------------     ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                          (3,194)              (1,401)

INVESTING ACTIVITIES:
   Purchases of property and equipment............................................                (19)                (621)
   Proceeds from sales and maturities of marketable securities....................             35,181               70,524
   Purchases of marketable securities.............................................            (32,775)             (64,702)
                                                                                       ----------------     ----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES.........................................              2,387                5,201

FINANCING ACTIVITIES:
   Proceeds from the exercise of common stock options and warrants and the sale
       of common stock through the employee stock purchase plan...................                370                1,241
                                                                                       ----------------     ----------------

CASH PROVIDED BY FINANCING ACTIVITIES.............................................                370                1,241
                                                                                       ----------------     ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............................               (437)               5,041

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................             13,958               13,837
                                                                                                            ----------------
                                                                                       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................     $       13,521       $       18,878
                                                                                       ================     ================

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

     Interim Financial Information

     The accompanying unaudited consolidated financial statements of WatchGuard, which include the December 31, 2001 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001 included in WatchGuard's annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 28, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and related interpretations, including Technical Practice Aids. In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its current revenue recognition policies and practices are consistent with the current accounting standards.

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

     Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed and determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenues to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element.

     WatchGuard provides an estimated returns and allowances reserve for return rights, pricing protection rights and promotional rebates for some of its customers. A customer's return rights are generally limited to a percentage of the customer's purchases for the previous quarter. Pricing protection rights, offered to many of WatchGuard's customers, are generally limited to 60 to 90 days after notification of a price change. The promotional rebates vary by type and term and are earned by customers in accordance with various conditions. Revenues are reduced by the provision for estimated returns and allowances at the time the sales are made. Some of WatchGuard's distributors have unlimited stock return and rotation rights. Revenues from these distribution arrangements are not recognized until the distributors sell the products to their customers. Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the contract, typically one to two years. WatchGuard's payment terms typically range from 30 to 60 days.

     Principles of Consolidation

     The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Net Loss Per Share

     Basic and diluted net loss per share is calculated using the average number of common stock outstanding. Other common stock equivalents, including preferred stock, stock options and warrants, are excluded from the computations because their effect is antidilutive.

     Comprehensive Loss

     WatchGuard's investments consist of corporate and government debt securities, are considered available-for-sale and are stated at fair value, with unrealized gains and losses included as a component of stockholders' equity. During the three-month period ended March 31, 2002, there were no material realized gains or losses on WatchGuard's securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

                                                         Three Months Ended March 31,
                                                  --------------------------------------------
                                                          2002                   2001
                                                  ---------------------  ---------------------
Net loss........................................ $        (4,634)       $       (10,480)

Unrealized (loss) gain on investments...........            (513)                   490
                                                  ---------------------  ---------------------

Comprehensive loss..............................  $       (5,147)               $(9,990)
                                                  =====================  =====================

     Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." WatchGuard adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets, other than goodwill, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. As a result, the adoption of SFAS No. 144 had no material effect on WatchGuard's operating results during the three-month period ended March 31, 2002. Should there be an impairment in the future, WatchGuard will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. Impairment losses will be charged to earnings in the period they are determined. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

     Effective January 1, 2002, WatchGuard adopted SFAS No. 141 and SFAS No.
142. Application of the new standards resulted in a reclassification of the unamortized balance of an assembled workforce intangible in the amount of $390,000 to goodwill on January 1, 2002. This resulted in a net goodwill balance of $27.0 million (which will no longer be subject to amortization but will be subject to evaluation for impairment) and a net balance of other intangibles of $9.8 million (which will continue to be amortized over their estimated useful lives of three to five years). The following table summarizes the effect SFAS No. 142 would have had on net loss and basic and diluted net loss per share, had the statement been applied retroactively to the three-month period ended March 31, 2001 (in thousands, except per share data):

                                                                       Three Months Ended March 31,
                                                                 -----------------------------------------
                                                                        2002                 2001
                                                                 -----------------------------------------
Net loss
  Net loss - as reported.........................................$        (4,634)    $       (10,480)
  Adjustment for amortization of goodwill and other
   indefinite-lived intangibles..................................             --               1,899
                                                                 ------------------- ---------------------
  Net loss - as adjusted.........................................$        (4,634)            $(8,581)
                                                                 =================== =====================
Basic and diluted net loss per share
  Basic and diluted net loss per share - as reported.............$         (0.17)    $         (0.40)
  Amortization of goodwill and other indefinite lived
   intangibles, per share........................................             --                0.07
                                                                 ------------------- ---------------------
  Basic and diluted net loss per share - as adjusted............. $        (0.17)             $(0.33)
                                                                 =================== =====================

     The following table summarizes other intangibles, net and other assets as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                        March 31,         December 31,
                                                                           2002               2001
                                                               ------------------- ---------------------
Other intangibles............................................. $        13,376     $        13,376
Accumulated amortization......................................          (4,337)             (3,614)
                                                               ------------------- ---------------------

                                                                         9,039               9,762
Other assets..................................................             371                 376
                                                               ------------------- ---------------------

                                                               $         9,410     $        10,138
                                                               =================== =====================

     Other intangibles will be amortized over their remaining useful lives through 2005. The remaining amortization is expected to be $2.2 million for the remainder of 2002 and $2.7 million, $2.3 million and $1.8 million for the years 2003, 2004 and 2005, respectively.

     Reclassifications

     Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 - BALANCE SHEET ACCOUNT DETAIL (in thousands)

     Trade Accounts Receivable, Net

     Trade accounts receivable, net consisted of the following:

                                                                   March 31,            December 31,
                                                                     2002                   2001
                                                             ---------------------- ---------------------

Trade accounts receivable................................... $        11,481        $         9,202
Reserve for returns and allowances..........................          (1,744)                (2,046)
Allowance for uncollectible accounts........................            (793)                  (793)
                                                             ---------------------- ---------------------

                                                             $         8,944        $         6,363
                                                             ====================== =====================

     Inventories, Net


     Inventories, net consisted of the following:

                                                                    March 31,            December 31,
                                                                      2002                   2001
                                                             ---------------------- ---------------------
Finished goods.............................................. $         3,045        $         4,015
Components..................................................             562                    746
                                                             ---------------------- ---------------------

                                                                       3,607                  4,761
Inventory reserves..........................................            (642)                  (348)
                                                             ---------------------- ---------------------

                                                             $         2,965        $         4,413
                                                             ====================== =====================

NOTE 4- BUSINESS RESTRUCTURING

     In April 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, WatchGuard exited the consumer security market and terminated various original equipment manufacturer agreements to develop product and services for that market, and streamlined operations in support of new products and services aimed at business customers. As a result of this restructuring, WatchGuard recorded a $3.7 million restructuring charge in 2001. The accrued restructuring charge balance as of March 31, 2002 consists of the following (in thousands):

                                                                                           March 31, 2002
                                                                                              accrued
                                                 Restructuring        Amounts paid or      restructuring
                                                charges in 2001           charged             balance
                                             ----------------------  ------------------  -------------------
Severance and termination benefits.........  $        1,015          $        1,015      $           --

Stock-based compensation...................             579                     579                  --

Abandoned facilities and other.............           2,126                     969               1,157
                                             ----------------------  ------------------  -------------------

Total......................................  $        3,720          $        2,563      $       1,157
                                             ======================  ==================  ===================

     As part of the reorganization, WatchGuard implemented a workforce reduction of 50 employees, which represented approximately 16% of WatchGuard's employee base at that time and included employees from all of WatchGuard's functional areas. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consisted of stock-based compensation expense associated with the acceleration of vesting of stock subject to repurchase and stock options held by terminated employees, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that related to ongoing operations were not included as restructuring charges. All restructuring charges have been paid as of March 31, 2002, except accrued amounts related to losses for the lease buyout or sublease of abandoned facilities of approximately $1.2 million at March 31, 2002, which are expected to be realized through September 2006. Revenues recorded from the consumer security market were insignificant prior to the restructuring.

NOTE 5 - ACQUISITION OF BUSINESS

     On April 2, 2002, WatchGuard acquired RapidStream, Inc. (RapidStream), a privately held provider of high-performance, ASIC (application specific integrated circuit)-based firewall and virtual private networking (VPN) appliances. The acquisition of RapidStream brings advanced ASIC technology and a family of high-performance systems that will allow WatchGuard to address a new class of customer that requires a high-performance security solution with enterprise-level networking functionality and VPN scalability. The acquisition was completed pursuant to an Agreement and Plan of Merger dated as of February 6, 2002, as amended as of March 1, 2002. A valuation of the assets and liabilities acquired has not yet been completed. The merger will be accounted for as a purchase. Accordingly, the operating results of RapidStream will be included with the operating results of WatchGuard beginning on April 2, 2002.

     At the effective time of the merger, all outstanding shares of RapidStream capital stock were converted into the right to receive aggregate merger consideration consisting of approximately $16.5 million in cash and approximately 4.92 million shares of WatchGuard common stock. The shares of WatchGuard common stock issuable as merger consideration are valued at approximately $31.1 million, based on the average of the high and low sales prices of WatchGuard common stock on April 2, 2002, the closing date of the merger. In addition, WatchGuard assumed all outstanding options to purchase RapidStream common stock, which were converted into options to purchase 318,251 shares of WatchGuard common stock at a weighted average exercise price of $3.64 per share. An aggregate of approximately 1.20 million shares of the WatchGuard common stock issuable as merger consideration will be held in escrow for one year, to secure the indemnification obligations of the RapidStream shareholders under the merger agreement. WatchGuard funded the acquisition from its working capital. In the event that the average of the high and low sales prices of WatchGuard common stock on the first anniversary of the closing date is less than the average of the high and low sales prices of WatchGuard common stock on the closing date of the merger, WatchGuard will make an aggregate cash payment to the former holders of RapidStream common stock equal to the product of 0.42 multiplied by the difference between (i) the average trading price on the closing date, discounted to reflect the effect on fair market value of certain lockup restrictions on common stock received as merger consideration and (ii) the average trading price on the first anniversary of the closing date, multiplied by the number of shares of WatchGuard common stock issued to the former holders of RapidStream common stock.

     The WatchGuard shares issued to the RapidStream shareholders were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933.

NOTE 6 - SUBSEQUENT EVENTS

     In the second quarter of 2002, we are implementing a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which plan includes a reduction in workforce, consolidation of excess facilities and elimination of technology related contracts that are no longer required or part of our strategy. As a result of this restructuring, WatchGuard expects to incur a charge of approximately $2.5 million to $4.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of WatchGuard's financial condition and results of operations. The discussion should be read in conjunction with the consolidated financial statements and the notes to the financial statements. References to "we," "our" and "us" in this quarterly report refer to WatchGuard Technologies, Inc.

FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis throughout this quarterly report on Form 10-Q contain forward-looking statements, which disclose our current plans, objectives, expectations or beliefs regarding future events. Forward-looking statements in this quarterly report include, without limitation, statements regarding

     . possible or assumed future operating results, trends in financial results and our business plans, including those relating to earnings growth and revenue growth;

     . the integration of RapidStream, Inc. or the benefits we may realize from that acquisition;

     . our costs and operating expenses relative to our revenues and the expected composition of our revenues and expenses;

     . statements about our future capital requirements and the sufficiency of financial resources;

     .   the anticipated timing of new product releases;

     .   our plans, objectives, expectations and intentions; and

     .   other information that is not historical fact.

     We use words such as "may," "will," "should," "believe," "expect," "intend," "plan" and "future," and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on inaccurate assumptions that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risk factors described under the heading "Factors Affecting Our Operating Results, Our Business and Our Stock Price." You should carefully consider those risk factors in evaluating our forward-looking statements.

     We do not assume responsibility for the accuracy and completeness of any forward-looking statement. You should not unduly rely on these forward-looking statements, which apply only as of the date of this quarterly report. We do not intend to update any forward-looking statement after the date of this report to conform the statement to actual results or to reflect new information, circumstances or events, except as required by law. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

OVERVIEW

     WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Our award-winning products and services include Firebox firewall and VPN appliances for access control and secure communications and our ServerLock technology and anti-virus solution for content and application security for servers and desktops. Our innovative subscription-based LiveSecurity Service delivers threat responses, software updates, expert editorials, support flashes and virus alerts over the Internet, which enables enterprises to protect their data and communications in a continuously changing environment, with minimal effort. Our core market includes small to medium-sized enterprises, or SMEs and large Internet-distributed enterprises, or IDEs, with ultra-high-speed connections supporting VPNs between the IDEs and their geographically dispersed branch offices. Our acquisition of RapidStream, Inc. in April 2002 provides us with advanced ASIC-based technology and a family of high-performance systems that will allow us to address a new class of customer that requires a high-performance security solution with enterprise-level networking functionality and VPN scalability.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including sales returns and allowances, bad debt, inventory reserves, restructuring reserves relating to abandoned facilities, intangible assets and deferred taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates if our assumptions change or if actual circumstances differ from those in our assumptions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue Recognition

     Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. The discretion involved in this process makes revenue results difficult to predict, and any shortfall in revenue or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

     . revenues from sales of software options, such as user expansion and software management modules;

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

     We have established a sales returns and allowances reserve to address the return rights, pricing protection rights, and promotional rebates that may be earned by, some of our customers. We estimate these reserves and adjust them periodically based on historical rates of returns and allowances, as well as the expected effect of current promotional programs and new product introductions. If new or expanded promotional programs are introduced, or new products are announced, additional allowances may be required.

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

     Before 2002, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we reviewed long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. Under SFAS No. 121, measurement of such an impairment was based on the fair value of the asset in comparison to an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the asset, an impairment loss was recognized. Otherwise, an impairment loss was not recognized.

     Goodwill and other intangibles, including purchased technology, represent the excess of the purchase price over the fair value of net tangible assets acquired. Before 2002, we amortized goodwill and other intangibles on a straight-line basis over lives ranging from two to five years. With the required adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002, we no longer amortize goodwill and other intangibles with indefinite lives to earnings. Instead goodwill will be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. Impairment losses will be charged to earnings in the period in which they are identified. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

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

ACQUISITION OF RAPIDSTREAM, INC.

     On April 2, 2002, we acquired RapidStream, a privately held provider of high-performance, ASIC-based firewall and VPN appliances. The acquisition of RapidStream brings advanced ASIC technology and a family of high-performance systems that will allow us to address a new class of customer that requires a high-performance security solution with enterprise-level networking functionality and VPN scalability. Pursuant to an Agreement and Plan of Merger dated as of February 6, 2002, as amended as of March 1, 2002, among WatchGuard, RapidStream, River Acquisition Corp., a wholly owned subsidiary of WatchGuard, and, for purposes of the noncompetition and nonsolicitation provisions of the merger agreement only, three management shareholders of RapidStream, River Acquisition Corp. merged with and into RapidStream, with RapidStream surviving as a wholly owned subsidiary of WatchGuard. The merger will be accounted for as a purchase.

     At the effective time of the merger, all outstanding shares of RapidStream capital stock were converted into the right to receive aggregate merger consideration consisting of approximately $16.5 million in cash and approximately 4.92 million shares of our common stock. The shares of common stock issuable as merger consideration are valued at approximately $31.1 million, based on the average of the high and low sales prices of our common stock on April 2, 2002, the closing date of the merger. In addition, we assumed all outstanding options to purchase RapidStream common stock, which were converted into options to purchase 318,251 shares of our common stock at a weighted average exercise price of $3.64 per share. An aggregate of approximately 1.20 million shares of the WatchGuard common stock issuable as merger consideration will be held in escrow for one year, to secure the indemnification obligations of the RapidStream shareholders under the merger agreement. We funded the acquisition from our working capital.

     We expect the acquisition of RapidStream to have a significant effect on our financial position and operating results in 2002. Specifically, we expect that:

     . product revenues will increase in 2002 due to sales of RapidStream ASIC-based products;

     . gross margins will temporarily decrease slightly in the first few quarters after the acquisition is completed as we sell the inventory acquired in the acquisition, because this inventory will be valued at fair market value, which may be significantly higher than RapidStream's cost for the inventory;

     . product returns may increase in 2002 due to sales of a new product resulting from the acquisition;

     . operating expenses will increase in all areas due to the additional employee-related and other costs associated with the acquisition, especially during the first two quarters of operations as we integrate RapidStream with our operations;

     . we will incur a restructuring charge of approximately $2.5 million to $4.0 million in the second quarter of 2002 as we implement a plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition, which plan includes a reduction in workforce, consolidation of excess facilities and elimination of technology related contracts that are no longer required or part of our strategy;

     . stock-based compensation will increase due to deferred stock-based compensation associated with the acquisition;

     . we will record additional amounts for goodwill and other intangibles and amortization expense on definite lived intangibles will increase; and

     . we will expend approximately $18.0 million to $20.0 million in cash in May 2002 including; consideration paid as part of the purchase price, acquisition-related costs and additional costs of closing.

RESULTS OF OPERATIONS

The following table provides financial data for the periods indicated as a percentage of total revenues:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                      2001               2002
                                                                                  ----------------  ----------------
Revenues:
  Product...................................................................             77.7%             68.1%
  Service...................................................................             22.3              31.9
                                                                                  ----------------  ----------------

        Total revenues......................................................            100.0             100.0

Cost of revenues:
  Product...................................................................             30.8              27.7
  Service...................................................................              8.0               9.8
                                                                                  ----------------  ----------------

        Total cost of revenues..............................................             38.8              37.5
                                                                                  ----------------  ----------------

Gross margin................................................................             61.2              62.5

Operating expenses:
  Sales and marketing.......................................................             47.8              47.9
  Research and development..................................................             30.8              30.1
  General and administrative................................................             10.9              12.9
  Stock-based compensation .................................................             26.5               4.0
  Amortization of goodwill, purchased technology and other
      intangible assets acquired............................................             15.9               4.6
                                                                                  ----------------  ----------------

        Total operating expenses............................................            131.9              99.5
                                                                                  ----------------  ----------------

Operating loss..............................................................            (70.7)            (37.0)

Interest income, net........................................................              9.9               7.2
                                                                                  ----------------  ----------------

Loss before income taxes....................................................            (60.8)            (29.8)

Provision for income taxes..................................................              0.5               0.1
                                                                                  ----------------  ----------------

Net loss ...................................................................            (61.3)%           (29.9)%
                                                                                  ================  ================

     Beginning late in the fourth quarter of 2000 and continuing through the first quarter of 2002 we saw a general global downturn in spending by businesses on information technology. We believe that this downturn has affected the demand for our products and services. Revenues decreased from $17.1 million in the three months ended March 31, 2001 to $15.5 million in the three months ended March 31, 2002. Our net loss improved from $10.4 million, or $0.40 per share, in the three months ended March 31, 2001 to $4.6 million, or $0.17 per share, the three months ended March 31, 2002. The improvement in our net loss in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is due mainly to reduced noncash stock-based compensation charges, reduced amortization of goodwill in conjunction with the adoption of SFAS No. 142, and reduced amortization of purchased technology and other intangible assets acquired in our acquisitions of Qiave in October 2000 and BeadleNet, LLC in October 1999. Net losses for the three months ended March 31, 2001 included $7.2 million of these noncash charges related to stock-based compensation and amortization of goodwill, purchased technology and other intangible assets acquired, and net losses for the three months ended March 31, 2002 included $1.3 million of these noncash charges.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues

     Total revenues, which consist of product revenues and service revenues, decreased from $17.1 million in the three months ended March 31, 2001 to $15.5 million in the three months ended March 31, 2002, a decrease of 9%. The decrease in total revenues was primarily due to a change in product mix resulting in lower product revenues, offset by an increase in service revenues. We believe the decrease in product revenues can also be attributed to slowing economic conditions that resulted in delays or deferral of customer spending. The increase in service revenues resulted from previous deferrals attributable to bundled product revenues and renewals of LiveSecurity Service subscriptions by our existing customer base.

     Revenues in the Americas and the rest of the world as a percentage of total revenues were approximately 47% and 53% in the three months ended March 31, 2001 and 40% and 60% in the three months ended March 31, 2002, respectively. In the three months ended March 31, 2001, global revenues from one of our distributors, Ingram Micro, Inc., accounted for $2.4 million, or approximately 14%, of total revenues and in the three months ended March 31, 2002, global revenues from another distributor, Tech Data, accounted for $2.3 million, or approximately 15%, of total revenues.

     Product revenues include: (1) perpetual software license fees for our Firebox System that are bundled with the sale of our security appliance as part of our security solutions; (2) sales of software options, such as user expansion and software management modules; (3) sales of our NOC security suite software license as part of our managed security solution; and (4) sales of our ServerLock products for server content and application security. Product revenues decreased from $13.3 million in the three months ended March 31, 2001 to $10.6 in the three months ended March 31, 2002, a decrease of 21%. Product revenues as a percentage of total revenues decreased from 78% in the three months ended March 31, 2001 to 68% in the three months ended March 31, 2002. We believe the decreases were primarily due to a lower growth rate associated with slowing economic conditions and to an increase in service revenues from an increased base of customers renewing their LiveSecurity Service subscriptions. Given the current economic uncertainty and slowdown in capital spending, it is difficult to predict revenue levels in future quarters, which may be more variable than historically.

     Service revenues include the annual fees for our LiveSecurity Service, which is sold as part of the Firebox System and LiveSecurity for MSS. Service revenues increased from $3.8 million in the three months ended March 31, 2001 to $5.0 million in the three months ended March 31, 2002, an increase of 30%. As a percentage of total revenues, service revenues increased from 22% in the three months ended March 31, 2001 to 32% in the three months ended March 31, 2002. The increase reflects an increased base of customers renewing their LiveSecurity Service subscriptions and a reduced growth rate for product sales. We expect that the lower product sales in 2001 will lead to slower growth in service revenues in the remainder of 2002.

     We have established a returns and allowances reserve to address the return rights and pricing protection rights of, and promotional rebates that may be earned by, some of our customers. The provision for sales returns and allowances was $1.3 million, or 7% of total revenues before returns and allowances, in the three months ended March 31, 2001 and $1.1 million, or 7% of total revenues before returns and allowances, in the three months ended March 31, 2002. The provision as a percentage of total revenues remained flat based on historical trends. The provision also reflects rebates relating to promotional programs that were introduced during 2001. We expect to continue to introduce new products and promotional programs each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

     Total cost of revenues, which includes product and service costs, decreased from $6.6 million in the three months ended March 31, 2001 to $5.8 million in the three months ended March 31, 2002, a decrease of 12%. As a percentage of total revenues, cost of revenues decreased from 39% in the three months ended March 31, 2001 to 37% in the three months ended March 31, 2002. Gross margins are impacted by various factors, including the volume discount level contained in our channel partner agreements, the cost of our Firebox appliances, the mix of product and service sales, which may include hardware and software products and service subscriptions or both, the cost of royalties associated with our products, and the costs of our technical support organization and LiveSecurity Service.

     Cost of product revenues, which includes the cost of manufacturing our security appliance, the cost of our distribution operations, product packaging and third-party product licensing fees, decreased from $5.3 million in the three months ended March 31, 2001 to $4.3 million in the three months ended March 31, 2002, a decrease of 18%. The decrease was primarily due to lower sales volume. Cost of product revenues as a percentage of total product revenues increased from 40% in the three months ended March 31, 2001 to 41% in the three months ended March 31, 2002. The increase in cost of product revenues as a percentage of product revenues primarily reflects lower sales volume, sales discounts and sales returns and a change in product mix, in which the sales volume of some of our lower-margin products increased on a relative basis from the first quarter of 2001 as compared to the first quarter of 2002. We expect product mix changes, which would result from increased sales of higher-margin, enterprise-class Firebox products and software products such as ServerLock, to have a positive effect on gross margins. We therefore expect that gross margins will gradually improve during 2002, primarily as a result of reductions in hardware manufacturing costs. These improvements may be partially offset by lower margins on sales of the RapidStream inventory acquired at the time of the RapidStream acquisition.

     Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, increased from $1.4 million in the three months ended March 31, 2001 to $1.5 million in the three months ended March 31, 2002, an increase of 10%. As a percentage of total service revenues, cost of service revenues decreased from 36% in the three months ended March 31, 2001 to 31% in the three months ended March 31, 2002, reflecting relatively flat costs concurrent with an expanded user base. We expect service costs to continue to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity Service subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase slightly.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Sales and marketing expenses decreased from $8.2 million in the three months ended March 31, 2001 to $7.4 million in the three months ended March 31, 2002, a decrease of 9%. As a percentage of total revenues, sales and marketing expenses remained flat at 48% of total revenues in the three months ended March 31, 2001 and 2002. The dollar decrease in sales and marketing expenses was primarily due to decreases in variable marketing costs resulting from a delay in planned marketing programs to coincide with the acquisition of RapidStream, offset by increases in payroll and related costs. Specifically, major components of the increase included:

     . an increase in salaries, commissions, recruiting, consulting and related expenses from $3.2 million to $4.1 million; and

     . a decrease in variable marketing costs from $3.7 million to $2.4 million related to a delay in certain planned marketing programs.

     As mentioned above, we expect that sales and marketing expenses will increase during future quarters of 2002 as a result of expenses related to the acquisition of RapidStream and expenditures related to marketing programs delayed from the first quarter of 2002, as well as to our continued investment in sales and marketing programs designed to increase distribution through our reseller network.

     Research and Development. Research and development expenses include salaries, costs of noncapitalized equipment and software tools, depreciation of capital equipment and software, nonrecurring costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses decreased from $5.3 million in the three months ended March 31, 2001 to $4.7 million in the three months ended March 31, 2002, a decrease of 11%. As a percentage of total revenues, research and development expenses decreased from 31% in the three months ended March 31, 2001 to 30% in the three months ended March 31, 2002. The dollar decrease in research and development expenses reflects a delay in hardware initiatives in anticipation of the RapidStream acquisition, as well as the elimination of research and development efforts not related to our core business, in conjunction with our April 2001 restructuring plan. Specifically, the decrease in research and development expenses was due to slight decreases in consulting and security appliance prototype engineering costs, payroll and related costs and facilities-related costs.

     As mentioned above, we expect research and development expenses to increase during future quarters of 2002 as a result of the acquisition of RapidStream. We also expect to continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings and integrate the new RapidStream product offerings, develop new products and enhance our rapid response team, which analyzes and addresses Internet security threats.

     General and Administrative. General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts and costs of legal and accounting professional services. General and administrative expenses increased from $1.9 million in the three months ended March 31, 2001 to $2.0 million in the three months ended March 31, 2002, an increase of 7%. As a percentage of total revenues, general and administrative expenses increased from 11% in the three months ended March 31, 2001 to 13% in the three months ended March 31, 2002. The dollar increase in general and administrative expenses reflect the change in our infrastructure designed to manage the growth of our operations, including increases in payroll and related expenses and increases in other general and administrative areas, such as professional service fees, offset by decreases in bad debt.

     As mentioned above, we expect the acquisition of RapidStream to cause general and administrative expenses to increase during future quarters of 2002.

     Stock-Based Compensation. Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options. Amortization of deferred stock-based compensation expenses was $4.5 million in the three months ended March 31, 2001 and $613,000 in the three months ended March 31, 2002. In the three months ended March 31, 2001, the allocation of the stock-based compensation expense associated with functional operating expense categories was $67,000 for sales and marketing, $4.4 million for research and development, and $12,000 for general and administrative. In the three months ended March 31, 2002 the allocation of the stock-based compensation expense associated with functional operating expense categories was $12,000 for sales and marketing, $596,000 for research and development, and $5,000 for general and administrative.

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

     As mentioned above, we expect stock-based compensation expenses to increase due to amortization of deferred stock-based compensation associated with the acquisition of RapidStream.

     Amortization of Goodwill, Purchased Technology and Other Intangible Assets Acquired. Amortization of goodwill, purchased technology and other intangible assets acquired consists of amortization of goodwill and other intangibles related to our acquisitions of BeadleNet and Qiave. Amortization of goodwill and other intangible assets acquired was $2.7 million in the three months ended March 31, 2001 and $721,000 in the three months ended March 31, 2002. The decrease in amortization of goodwill and other intangible assets acquired primarily results from our adoption of SFAS No. 141, "Business Combinations," which resulted in $390,000 of intangible assets being subsumed into goodwill as of January 1, 2002, and our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

reporting unit below its carrying value. We will charge impairment losses to earnings in the period they are determined. The adoption of SFAS No. 141 on January 1, 2002 resulted in a net goodwill balance of $27.0 million, which is no longer amortized but is subject to evaluation for impairment, and a net balance of other intangibles of $9.8 million, which will continue to be amortized over their estimated useful lives of three to five years. We will perform the required transitional impairment tests of goodwill before June 30, 2002, as required by SFAS No. 142. We have not yet determined the effect of these tests on our earnings and financial position.

     As mentioned above, we expect amortization of purchased technology and other intangible assets acquired to increase during future quarters of 2002 due to the amortization of definite-lived intangibles associated with the acquisition of RapidStream.

Interest Income

     Interest income is generated from our investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-on public offering in February 2000. Interest income decreased from $1.7 million in the three months ended March 31, 2001 to $1.1 million in the three months ended March 31, 2002. This decrease resulted from both a decrease in the average balance of invested funds as well as a decrease in the average rates of return.

Income Taxes

     Income tax expenses of $84,000 in the three months ended March 31, 2001 and $13,000 in the three months ended March 31, 2002 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $147.6 million as of March 31, 2002. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code.

QUARTERLY RESULTS OF OPERATIONS

     The following tables provide our unaudited results of operations both in dollar amounts and expressed as a percentage of total revenues for each quarter in the five-quarter period ended March 31, 2002. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

                                                                              Three Months Ended
                                                      --------------------------------------------------------------------
                                                        Mar. 31,      June 30,    Sept. 30,     Dec. 31,      Mar. 31,
                                                         2001           2001        2001          2001         2002
                                                      ------------ -------------- ----------- ------------ ----------------
                                                                                (In thousands)

Consolidated Statement of Operations Data:

Revenues:
   Product..........................................    $ 13,284       $ 13,255    $ 12,806     $  7,548      $ 10,558
   Service..........................................       3,818          4,253       4,462        4,857         4,954
                                                      ------------ -------------- ----------- ------------ ---------------
     Total revenues.................................      17,102         17,508      17,268       12,405        15,512

Cost of revenues:
   Product..........................................       5,267          5,425       5,214        4,752         4,297
   Service..........................................       1,376          1,558       1,450        1,440         1,516
                                                      ------------ -------------- ----------- ------------ ---------------
     Total cost of revenues.........................       6,643          6,983       6,664        6,192         5,813
                                                      ------------ -------------- ----------- ------------ ---------------
Gross margin........................................      10,459         10,525      10,604        6,213         9,699

Operating expenses:
   Sales and marketing..............................       8,171          7,690       7,380        6,476         7,438
   Research and development.........................       5,271          4,740       4,129        4,714         4,668
   General and administrative.......................       1,870          1,865       2,060        1,931         2,000
   Stock-based compensation.........................       4,520          2,546       1,468          899           613
   Amortization of goodwill, purchased technology
       and other intangible assets acquired.........       2,724          2,724       2,724        2,770           721
   Restructuring charges............................          --          2,900          --          820            --
                                                      ------------ -------------- ----------- ------------ ---------------
     Total operating expenses.......................      22,556         22,465      17,761       17,610        15,440
                                                      ------------ -------------- ----------- ------------ ---------------
Operating loss......................................     (12,097)       (11,940)     (7,157)     (11,397)       (5,741)

Interest income, net................................       1,701          1,622       1,292        1,156         1,120
                                                      ------------ -------------- ----------- ------------ ---------------
Loss before income taxes............................     (10,396)       (10,318)     (5,865)     (10,241)       (4,621)

Provision (benefit) for income taxes................          84             84          28          (39)           13
                                                      ------------ -------------- ----------- ------------ ---------------
Net loss............................................    $(10,480)      $(10,402)   $ (5,893)    $(10,202)     $ (4,634)
                                                      ============ ============== =========== ============ ===============

                                                        $  (0.40)      $  (0.39)   $  (0.22)    $  (0.38)     $  (0.17)
Basic and diluted net loss per share................
                                                      ============ ============== =========== ============ ===============
Shares used in calculation of basic and diluted net
   loss per share...................................      26,348         26,673      26,839       27,011        27,117
                                                      ============ ============== =========== ============ ===============

                                                                              Three Months Ended
                                                      --------------------------------------------------------------------
                                                        Mar. 31,      June 30,    Sept. 30,     Dec. 31,      Mar. 31,
                                                          2001          2001         2001         2001          2002
                                                      ------------ -------------- ------------------------ ---------------

Consolidated Statement of Operations Data:

Revenues:
   Product..........................................       77.7 %         75.7 %       74.2 %       60.8 %       68.1 %
   Service..........................................       22.3           24.3         25.8         39.2         31.9
                                                      ------------ -------------- ----------- ------------ ---------------
     Total revenues.................................      100.0          100.0        100.0        100.0        100.0

Cost of revenues:
   Product..........................................       30.8           31.0         30.2         38.3         27.7
   Service..........................................        8.0            8.9          8.4         11.6          9.8
                                                      ------------ -------------- ----------- ------------ ---------------
     Total cost of revenues.........................       38.8           39.9         38.6         49.9         37.5
                                                      ------------ -------------- ----------- ------------ ---------------
Gross margin........................................       61.2           60.1         61.4         50.1         62.5

Operating expenses:
   Sales and marketing..............................       47.8           43.9         42.7         52.2         47.9
   Research and development.........................       30.8           27.1         23.9         38.0         30.1
   General and administrative.......................       10.9           10.7         11.9         15.6         12.9
   Stock-based compensation.........................       26.5           14.5          8.5          7.2          4.0
   Amortization of goodwill, purchased technology
       and other intangible assets acquired.........       15.9           15.6         15.8         22.3          4.6
   Restructuring charges............................        0.0           16.6          0.0          6.6          --
                                                      ------------ -------------- ----------- ------------ ---------------
     Total operating expenses.......................      131.9          128.3        102.9        142.0         99.5
                                                      ------------ -------------- ----------- ------------ ---------------
Operating loss......................................      (70.7)         (68.2)       (41.4)       (91.9)       (37.0)

Interest income, net................................        9.9            9.3          7.5          9.3          7.2
                                                      ------------ -------------- ----------- ------------ ---------------
Loss before income taxes............................      (60.8)         (58.9)       (34.0)       (82.6)       (29.8)

Provision (benefit) for income taxes................        0.5            0.5          0.2         (0.3)         0.1

                                                      ------------ -------------- ----------- ------------ ---------------
Net loss ............................................     (61.3)%        (59.4)%      (34.1)%      (82.2)%      (29.9)%
                                                      ============ ============== =========== ============ ===============

     During 2001, global economic, political and other uncertainties, as well as constrained corporate information technology spending, appeared to slow the demand for our products and services. Like most companies in the technology sector, we experienced a downturn in the growth rate of revenues beginning in the fourth quarter of 2000 through the first quarter of 2002. We believe that both revenues and our operating results for the five-quarter period ended March 31, 2002 were negatively affected by the economic slowdown worldwide and an overall reduction in capital spending. We expect our negative product sales growth rate for 2001 will result in a lower service revenue growth rate in 2002 than that in 2001. Additionally, revenues and operating results for the fourth quarter of 2001 were also negatively affected by changes in our sales and marketing organizations and a realignment of our distribution and channel partner strategy. Specifically, we hired a Senior Vice President, Worldwide Sales and a Senior Vice President, Marketing, and subsequently upgraded our sales force and established strategies emphasizing closer ties to our VARs and end-users. These changes in our organization, as well as decreases in both sales returns and sales discounts, resulted in greater revenues for the first quarter of 2002, with revenues increasing $3.1 million in the fourth quarter of 2001 to $15.5 million in the first quarter of 2002. While the changes in our sales and marketing organizations and the realignment of our distribution and channel partner strategy negatively affected revenues and operating results in the fourth quarter of 2001, we believe they were required to effectively compete in the global Internet security market.

     Our gross margins in 2001, both in dollars and as a percentage of total revenues, remained relatively flat until the fourth quarter of 2001, when we experienced a sharp decline in gross margins. Gross margins in the fourth quarter of 2001 were affected by the factors described above as well as by a change in product mix that resulted in a higher concentration of lower-priced, lower-margin products being sold, fixed manufacturing overhead and customer support costs spread over a smaller revenue base, and the write-down of existing Firebox II products and related assets. Gross margins during 2001 were also negatively affected by promotional programs on certain existing Firebox II products established to facilitate the introduction of the new Firebox III product line. We have also continued to make significant investments in our customer support organization as our LiveSecurity Service subscription base has expanded. Competitive selling pressures in future quarters could adversely affect our gross margins. Our gross margins, in dollars, increased in the first quarter of 2002 as compared to the fourth quarter of 2001 primarily due to higher revenues. Gross margins, as a percentage of total revenues, increased in the first quarter of 2002 as compared to the fourth quarter of 2001 due to change in product mix in the first quarter of 2002 and due to the write-down of existing Firebox II products in the fourth quarter of 2001.

     Overall, our operating expenses have decreased, in dollars, in each quarter in the five-quarter period ended March 31, 2002, primarily due to decreasing amortization of stock-based compensation charges associated with the acquisition of Qiave in October 2000. Also, operating expenses decreased in the first quarter of 2002 due to the required adoption of SFAS No. 142 on January 1, 2002. In addition, our second quarter and fourth quarter 2001 operating expenses included significant restructuring charges associated with our April 2001 restructuring plan. Excluding amortization of goodwill, intangibles and stock-based compensation and restructuring charges, our operating expenses decreased in dollar amounts through the fourth quarter of 2001 and then increased in the first quarter of 2002. These expenses decreased by approximately $1.0 million in the second quarter of 2001, $700,000 in the third quarter of 2001 and $400,000 in the fourth quarter of 2001, and increased by approximately $1.0 million in the first quarter of 2002 as compared to the prior quarter. Our operating expenses increased in the first quarter of 2002 as compared to the prior quarter primarily due to costs associated with the changes in our sales and marketing organizations and the realignment of our distribution and channel partner strategy, as well to as increased sales commissions associated with increased revenues

     To the extent that the economic and political uncertainties discussed above continue to occur, spread to other geographic regions in which we conduct business, or both, our future operating results are likely to be adversely affected. As noted above, we also expect the RapidStream acquisition to have a significant effect on future operating results.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had $110.4 million in cash, cash equivalents and short-term investments, invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit that we issued in September 2000 to our landlord in conjunction with the building lease for our corporate headquarters. Currently, our letter of credit is collateralized by short-term investments with our bank. Our working capital as of December 31, 2001 was $101.0 million.

     Operating activities

     Our operating activities resulted in net cash outflows of $3.2 million in the three months ended March 31, 2002, as compared to $1.4 million in the three months ended March 31, 2001. The operating cash outflows during these periods primarily resulted from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $2.0 million in the three months ended March 31, 2002 and $8.0 million in the three months ended March 31, 2001. These noncash charges were primarily associated with the amortization of goodwill and other intangibles, depreciation and amortization of capital assets, provisions for bad debts and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. Cash used by operating assets and liabilities for operating activities was $519,000 in the three months ended March 31, 2002 and cash provided by operating assets and liabilities for operating activities was $1.0 million in the three months ended March 31, 2001. In the three-month period ended March 31, 2002, there were large fluctuations within some major working capital components, as described below:

    (a) Net receivables increased from $6.4 million at December 31, 2001 to $8.9 million at March 31, 2002, reflecting the increase in revenues from $12.4 million in the three months ended December 31, 2001 to $15.5 million in the three months ended March 31, 2002. Days sales outstanding, or DSOs, were 46 days at December 31, 2001 and 52 days at March 31, 2002, calculated on a quarterly basis. The increase in DSOs for the first quarter of 2002 as compared to the fourth quarter of 2001 primarily reflects changes in our customer sales mix during the first quarter, as well as the increased revenues during the three months ended March 31, 2002 as compared to the three months ended December 31, 2001. DSOs are affected by the payment terms contained in our customer contracts, risks associated with the uncertain economy, linearity in revenues for a particular quarter and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on our current sales mix, the resulting timing differences arising from the varying payment terms in our customer agreements, the linearity of revenues in past quarters and the growth of deferred revenue, we expect our DSOs to generally range from 55 to 70 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

    (b) Sales reserves for returns and allowance reserves were $2.0 million at December 31, 2001 and $1.7 million at March 31, 2002, reflecting our estimate of returns and allowances associated with the return rights, price protection rights and promotional rebates of some of our customers. We decreased the sales reserve for the three months ended March 31, 2002, reflecting historical trends for returns and pricing programs. The reserve will continue to fluctuate from time to time depending on the timing of product introductions and pricing program changes.

    (c) Net inventories decreased from $4.4 million at December 31, 2001 to $3.0 million at March 31, 2002. The overall decrease reflects inventory balancing and consumption of component inventory as we transition to turnkey production. Inventory balances in future quarters are expected to increase due to two new product lines from the acquisition of RapidStream. We maintain a reserve for inventory obsolescence and will continue to review inventory on a periodic basis to ensure our reserves are adequate.

    (d) Prepaid expenses and other decreased from $4.0 million at December 31, 2001 to $3.1 million at March 31, 2002, primarily due to amortization and timing differences occurring in the normal course of business.

    (e) Accounts payable and accrued expenses decreased from $9.0 million at December 31, 2001 to $7.9 million at March 31, 2002. The decrease resulted primarily from the timing of inventory purchases and other expenditures in the three months ended December 31, 2001 as compared to the three months ended March 31, 2002.

    (f) Deferred revenue increased from $15.7 million at December 31, 2001 to $16.6 million at March 31, 2002, an increase of 5%. This increase reflects the deferral of revenue from bundled LiveSecurity Service subscriptions included in new product revenues and renewals of LiveSecurity Service subscriptions from a growing customer base.

     Investing activities

     Cash provided by investing activities was $5.2 million in the three months ended March 31, 2001 and $2.4 million in the three months ended March 31, 2002. These activities primarily relate to short-term investing activity of the proceeds received from our public offerings, and capital expenditures for equipment and furniture.

     Financing activities

     Cash provided by financing activities totaled $1.2 million in the three months ended March 31, 2001 and $370,000 in the three months ended March 31, 2002. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

     As mentioned above, to complete the acquisition of RapidStream we will expend approximately $18.0 million to $20.0 million in cash in May 2002 including; consideration paid as part of the purchase price, acquisition-related costs and additional costs of closing. We believe that our existing cash and securities balances will be sufficient to meet our anticipated cash needs for the increased operating expenses associated with the acquisition of RapidStream, for other potential acquisitions or technology investments, and for our working capital and capital expenditures for at least the next 12 months. We may need to seek additional funding before that time through public or private financings or other arrangements, however, if the underlying assumed levels of spending for other potential acquisitions of or investments in complementary businesses or technologies prove to be inaccurate.

UNAUDITED PRO FORMA OPERATING RESULTS

      Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our unaudited pro forma results for the three-month periods ended March 31, 2001 and 2002 (in thousands, except per share data).

                                                                                Three months ended March 31,
                                                                            ---------------- -- ----------------
                                                                                 2001                2002
                                                                            ----------------    ----------------

Net loss ...........................................................        $      (10,480)     $       (4,634)
Adjustments to reconcile net loss in the financial statements to pro forma net loss:
     Stock-based compensation.......................................                 4,520                 613
     Amortization of goodwill, purchased technology and other
         intangibles ...............................................                 2,724                 721
                                                                            ----------------    ----------------

Pro forma net loss..................................................        $       (3,236)     $       (3,300)
                                                                            ----------------    ----------------
Pro forma basic and diluted net loss per share......................        $        (0.12)     $        (0.12)
                                                                            ================    ================

Shares used in calculating pro forma basic and diluted
   net loss per share...............................................                26,348              27,117
                                                                            ================    ================

Pro forma information is presented for informational purposes only and is not prepared in accordance with generally accepted accounting principles. Pro forma results

..    exclude the amortization of goodwill, purchased technology and other intangibles arising from our acquisitions of BeadleNet and Qiave; and

..    exclude noncash stock-based compensation expenses originating from employee stock options granted at less than fair market value, stock options granted to consultants, and certain stock options, restricted common stock and common stock subject to repurchase issued in connection with the BeadleNet and Qiave acquisitions.

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

     Since inception through the end of the first quarter of 2002, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow in the third quarter of 2000 and a positive cash flow in the third quarter of 2001. As of March 31, 2002, we had an accumulated deficit of approximately $87.2 million. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. Although we introduced certain cost-saving measures in the second quarter of 2001 in response to the current economic downturn, we expect that over time we will have to increase our operating expenses in connection with

         .        continuing to develop our technology;

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

     We plan to integrate the RapidStream technology with our products. We may be unable to successfully integrate RapidStream's ASIC-based technology into our products in a timely and efficient manner. Even if we are successful in integrating RapidStream's technology with our own, our sales force, consultants and development staff may not effectively adapt to the new product line and the new product line may not achieve market acceptance.

     Although we will strive to maintain RapidStream's relationships with customers and suppliers, including our competitor Check Point Software Technologies, Ltd., as we integrate RapidStream's customers, suppliers, operations and personnel, we may be unable to do so and, as a result, we may not realize the benefits of these relationships and may incur significant costs in establishing new relationships. Integration of RapidStream's personnel may be difficult and unpredictable because of differences between corporate cultures and different opinions on strategic plans, personnel and other decisions.

     If we cannot successfully integrate RapidStream's technology, products, operations and personnel and maintain its relationships with third-party customers and suppliers, including Check Point, we may not realize any benefit from the acquisition, notwithstanding our significant expenditure of time and resources. As part of our business strategy, we may acquire other companies, products or technologies. These acquisitions entail numerous operational and financial risks and difficulties, including those described above with respect to the RapidStream acquisition.

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

     We currently expect all future revenues to be generated through sales of our Firebox and ServerLock products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, VARs and Internet service providers and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly those based on the newly-acquired RapidStream technology, the LiveSecurity Service and all of our ServerLock products, however, are relatively new and unproven. The Firebox products based on the RapidStream technology were launched in May of 2002, the broadcast portion of our LiveSecurity solution has been available only since February 1999 and our ServerLock products were launched under the WatchGuard brand only in February 2001. The Firebox products based on the RapidStream technology are also directed at a new class of customer for us, one that requires a high performance security solution with enterprise-level networking functionality and VPN scalability, and we may be unsuccessful in marketing and selling to this class of customer. To receive our LiveSecurity Service, enterprises will also be required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information. Because our LiveSecurity Service is relatively new, we cannot accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

     The market for Internet security products is intensely competitive and we expect competition to intensify in the future, particularly with our expansion into the larger enterprise market with the products based on the RapidStream technology. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point Software Technologies Ltd., Cisco Systems, Inc., NetScreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

     We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two channel customers, Ingram Micro and Tech Data, together accounted for 23% of our revenues for the three months ended March 31, 2001 and 2002. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of consolidating our channel by reducing the number of channel customers with whom we have a direct contract while expanding our programs for our indirect partners to improve overall performance and efficiencies. If this consolidation causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers.

Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

     We provide some of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $1.1 million in 1999, $1.9 million in 2000 and $6.9 million in 2001, or 5%, 3% and 10% of total revenues before returns and allowances. The provision for returns and allowances was $1.3 million, or 7% of total revenues before returns and allowances, for the three months ended March 31, 2001 and $1.1 million, or 7% of total revenues before returns and allowances, for the three months ended March 31, 2002. We decreased the sales reserve during the three months ended March 31, 2002, reflecting the decreased potential for returns and pricing adjustments associated with new products and promotional rebates introduced early in 2001. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with new products introduced during 2001 and products we expect to introduce in 2002, including new products resulting from our acquisition of RapidStream, the provision may still be inadequate.

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

     Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 50% of our revenues in 1999, 55% in 2000, 56% in 2001 and 64% in the three months ended March 31, 2002. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

         .        cost of customizing products for foreign countries;

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

      Foreign Currency Risk

      All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the first quarter of 2002 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         2.1 Agreement and Plan of Merger dated as of February 6, 2002, among River Acquisition Corp., RapidStream, Inc., WatchGuard Technologies, Inc. and, for purposes of Section 6.16 only, certain management shareholders of RapidStream, Inc. (incorporated by reference to Exhibit 2.1 to WatchGuard's Annual Report on Form 10-K (file number 000-26819), filed March 28, 2002).

         2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of March 1, 2002, by and among WatchGuard Technologies, Inc., River Acquisition Corp., RapidStream, Inc. and Wai San Loke, as Shareholder Representative (incorporated by reference to Exhibit 2.2 to WatchGuard's Current Report on Form 8-K (file number 000-26819), filed April 12, 2002).

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

         10.1     Offer letter to Gary J. Franza, dated as of July 3, 2001.

         10.2     Offer letter to Jean Nassar, dated as of November 3, 2001.

(b)      Reports on Form 8-K
         -------------------

         On February 15, 2002, we filed a current report on Form 8-K to report our planned acquisition of RapidStream, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002
                                    WATCHGUARD TECHNOLOGIES, INC


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