Form 10-Q
period 2002-06-30
WATCHGUARD TECHNOLOGIES INC
filed 2002-08-14
CIK 1062019

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
June 30, 2002	000-26819

WATCHGUARD TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1712427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Fifth Ave. South, Suite 500
Seattle WA 98104-3892
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 521-8340

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒  No  ☐

32,333,956 shares of WatchGuard common stock were outstanding as of August 2, 2002.

WATCHGUARD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$20,185	$13,958
Securities available for sale	72,523	99,785
Trade accounts receivable, net	9,260	6,363
Inventories, net	3,049	4,413
Prepaid expenses and other	3,840	4,000

Total current assets	108,857	128,519
Property and equipment, net	7,001	7,383
Goodwill, net	65,729	26,991
Other intangibles, net and other assets	18,332	10,138

Total assets	$199,919	$173,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,965	$4,032
Accrued expenses and other liabilities	12,332	4,986
Deferred revenue	17,332	15,709

Total current liabilities	34,629	24,727

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 32,312,103 at June 30, 2002 and 27,123,260 at December 31, 2001	32	27
Additional paid-in capital	264,657	231,533
Deferred stock-based compensation	(711)	(1,357)
Accumulated other comprehensive income	229	681
Accumulated deficit	(98,917)	(82,580)

Total stockholders’ equity	165,290	148,304

Total liabilities and stockholders’ equity	$199,919	$173,031

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product	$12,500	$13,255	$23,058	$26,539
Service	5,348	4,253	10,302	8,071

Total revenues	17,848	17,508	33,360	34,610

Cost of revenues:
Product	4,870	5,425	9,167	10,692
Service	1,551	1,558	3,067	2,934

Total cost of revenues	6,421	6,983	12,234	13,626

Gross margin	11,427	10,525	21,126	20,984

Operating expenses:
Sales and marketing (1)	8,763	7,690	16,201	15,861
Research and development (2)	6,015	4,740	10,683	10,011
General and administrative (3)	2,031	1,865	4,031	3,735
Stock-based compensation	401	2,546	1,014	7,066
Amortization of goodwill	—	1,836	—	3,672
Amortization of other intangible assets acquired	1,219	888	1,940	1,776
Acquired in-process technology	1,179	—	1,179	—
Restructuring charges	4,272	2,900	4,272	2,900

Total operating expenses	23,880	22,465	39,320	45,021

Operating loss	(12,453)	(11,940)	(18,194)	(24,037)

Interest income, net	766	1,622	1,886	3,323

Loss before income taxes	(11,687)	(10,318)	(16,308)	(20,714)

Provision for income taxes	16	84	29	168

Net loss	$(11,703)	$(10,402)	$(16,337)	$(20,882)

Basic and diluted net loss per share	$(0.36)	$(0.39)	$(0.55)	$(0.79)

Shares used in calculation of basic and diluted net loss per share	32,095	26,673	29,580	26,467

(1)
Sales and marketing expenses exclude amortization of stock-based compensation of $27 and $104 for the three months ended June 30, 2002 and 2001, respectively and $38 and $171 for the six months ended June 30, 2002 and 2001, respectively.

(2)
Research and development expenses exclude amortization of stock-based compensation of $328 and $2,431 for the three months ended June 30, 2002 and 2001, respectively and $925 and $6,872 for the six months ended June 30, 2002 and 2001, respectively.

(3)
General and administrative expenses exclude amortization of stock-based compensation of $46 and $11 for the three months ended June 30, 2002 and 2001, respectively and $51 and $23 for the six months ended June 30, 2002 and 2001, respectively.

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(16,337)	$(20,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,351	1,074
Amortization of goodwill	—	3,672
Amortization of other intangible assets	1,944	1,776
Acquired in-process technology	1,179	—
Amortization of stock-based compensation	1,014	7,066
Provision for bad debt expense	—	511
Non-cash stock based compensation restructuring charges	—	579
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,546)	1,391
Inventories, net	2,170	1,894
Prepaid expenses and other	347	(1,037)
Goodwill, net, other intangibles, net and other assets	3	(42)
Accounts payable, accrued expenses and other liabilities	5,073	(618)
Deferred revenue	1,544	3,066

NET CASH USED IN OPERATING ACTIVITIES	(4,258)	(1,550)

INVESTING ACTIVITIES:
Purchases of equipment and furniture and other	(78)	(1,272)
Proceeds from sale and maturity of marketable securities	68,199	108,853
Purchases of marketable securities	(41,389)	(99,329)
Net cash paid in connection with the acquisition of RapidStream	(16,793)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,939	8,252

FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and the sale of common stock through the employee stock purchase plan	546	1,274

NET CASH PROVIDED BY FINANCING ACTIVITIES	546	1,274

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,227	7,976

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,958	13,837

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,185	$21,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Adjustment to deferred stock based compensation for options cancelled	$47	$1,392

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2001 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2002. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 28, 2002.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids. In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its current revenue recognition policies and practices are consistent with the current accounting standards.

WatchGuard generates revenues through sales of its Firebox and RapidStream “Secured by Checkpoint” products, including related software licenses, and subscriptions for its LiveSecurity Service, which includes access to technical support, software updates, threat responses, expert editorials, support flashes, virus alerts and interactive training and from ServerLock products. Software license revenues are generated from licensing the rights to use WatchGuard’s products directly to end-users, from sublicense fees from resellers and distributors and from sales of its managed security solution products to Internet service providers and other service providers that utilize WatchGuard’s products to provide managed security services to their customers.

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

WatchGuard provides an estimated returns and allowances reserve for return rights, pricing protection rights and promotional rebates for some of its customers. A customer’s return rights are generally limited to a percentage of the customer’s purchases for the previous quarter. Pricing protection rights, offered to many of WatchGuard’s customers, are generally limited to 60 to 90 days after notification of a price change. The promotional rebates vary by type and term and are earned by customers in accordance with various conditions. Revenues are reduced by the provision for estimated returns and allowances at the time the sales are made. Some of WatchGuard’s distributors have unlimited stock return and rotation rights. Revenues from these distribution arrangements are not recognized until the distributors sell the products to their customers.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the contract, typically one to two years. WatchGuard’s payment terms typically range from 30 to 60 days.

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

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three-and six-month periods ended June 30, 2002, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(11,703)	$(10,402)	$(16,337)	$(20,882)
Unrealized gain (loss) on investments	61	11	(452)	501

Comprehensive loss	$(11,642)	$(10,391)	$(16,789)	$(20,381)

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” WatchGuard adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets other than goodwill, including primarily current technology acquired in the acquisitions of RapidSteam Inc. (RapidStream), and Qiave, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. As a result, the adoption of SFAS No. 144 had no material effect on WatchGuard’s operating results during the three-and six-month period ended June 30, 2002. Should there be an impairment in the future, WatchGuard will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. Impairment losses will be charged to earnings in the period they are determined. The transitional impairment test as prescribed by SFAS 142 has been completed as of January 1, 2002 and no impairment was indicated. WatchGuard will continue to evaluate impairment of goodwill on an annual basis or as indicators of impairment arise. Current technology and other separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

Effective January 1, 2002, WatchGuard adopted SFAS No. 141 and SFAS No. 142. Application of the new standards resulted in a reclassification of the unamortized balance of an assembled workforce intangible in the amount of $390,000 to goodwill on January 1, 2002. This resulted in a net goodwill balance of $27.0 million (which as of January 1, 2002 is no

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

longer subject to amortization but will be subject to evaluation for impairment) and a net balance of other intangibles of $9.8 million (which will continue to be amortized over their estimated useful lives of three to five years). The following table summarizes the effect SFAS No. 142 would have had on net loss and basic and diluted net loss per share, had the statement been applied retroactively to the three-month and six-month period ended June 30, 2001 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss
Net loss—as reported	$(11,703)	$(10,402)	$(16,337)	$(20,882)
Adjustment for amortization of goodwill	—	1,836	—	3,672

Net loss—as adjusted	$(11,703)	$(8,566)	$(16,337)	$(17,210)

Basic and diluted net loss per share
Basic and diluted net loss per share—as reported	$(0.36)	$(0.39)	$(0.55)	$(0.79)
Amortization of goodwill, per share	—	0.07	—	0.14

Basic and diluted net loss per share—as adjusted	$(0.36)	$(0.32)	$(0.55)	$(0.65)

The following table summarizes other intangibles, net and other assets as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001
Current technology	$23,342	$13,376
Accumulated amortization	(5,557)	(3,614)

	17,785	9,762
Other assets	547	376

	$18,332	$10,138

Current technology will be amortized over their remaining useful lives through 2007. The remaining amortization is expected to be $2.4 million for the remainder of 2002 and $4.7 million, $4.3 million, $3.8 million, $2.0 million and $500,000 for the years 2003, 2004, 2005, 2006 and 2007, respectively.

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3—BALANCE SHEET ACCOUNT DETAIL (in thousands)

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following:

	June 30, 2002	December 31, 2001
Trade accounts receivable	$11,980	$9,202
Reserve for returns and allowances	(2,121)	(2,046)
Allowance for uncollectible accounts	(599)	(793)

	$9,260	$6,363

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories, net

Inventories, net consisted of the following:

	June 30, 2002	December 31, 2001
Finished goods	$2,906	$4,015
Components	863	746

	3,769	4,761
Inventory reserves	(720)	(348)

	$3,049	$4,413

NOTE 4—BUSINESS RESTRUCTURINGS

During the quarter ended June 30, 2002, WatchGuard recorded restructuring charges of approximately $4.3 million. Approximately $3.7 million of these charges relates to the 2002 restructuring plan and $524,000 relates to revised estimates under the 2001 restructuring plan.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, WatchGuard exited the consumer security market and terminated various original equipment manufacturer agreements to develop product and services for that market, and streamlined operations in support of new products and services aimed at business customers. As a result of this restructuring, WatchGuard recorded a $2.9 million restructuring charge in the quarter ended June 30, 2001. Additional charges of $800,000 and $524,000 were recorded related to the restructuring during the quarters ended December 31, 2001 and June 30, 2002, respectively. The additional restructuring costs recorded in the second quarter of 2002 relate to revised estimates of the costs associated with the consolidation and sublease of excess facilities.

As part of the reorganization, WatchGuard implemented a workforce reduction of 50 employees, which represented approximately 16% of WatchGuard’s employee base at that time and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consisted of stock-based compensation expense associated with the acceleration of vesting of stock subject to repurchase and stock options held by terminated employees, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that related to ongoing operations were not included as restructuring charges. All restructuring charges have been paid as of June 30, 2002, except primarily accrued amounts related to losses for the lease buyout or sublease of abandoned facilities which are expected to be realized through September 2006. Revenues recorded from the consumer security market were insignificant prior to the restructuring. The accrued liability relating to this restructuring as of December 31, 2001 and activity recorded through June 30, 2002 is as follows (in thousands):

	Accrued restructuring balance at December 31, 2001	Additional charges in 2002	Amounts paid	Accrued restructuring balance at June 30, 2002
Accrued liabilities related to abandoned facilities and other	$1,486	$524	$559	$1,451

2002 Restructuring

In the second quarter of 2002 WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream (see note 5), which included a reduction in workforce, consolidation of excess facilities and elimination of technology related contracts that are no longer required or part of WatchGuard’s strategy. As a result of this restructuring, WatchGuard recorded a $3.7 million restructuring charge during the second quarter of 2002. The restructuring charge for the three month period ended June 30, 2002 included the following (in thousands):

	Restructuring charges	Amounts Paid or charged	June 30, 2002 accrued restructuring Balance
Severance and termination benefits	$529	$485	$44
Costs related to cancellation of technology related contracts	542	19	523
Abandoned facilities and other	2,677	80	2,597

Total	$3,748	$584	$3,164

As part of the reorganization, WatchGuard implemented a workforce reduction of 36 employees, which represented approximately 10% of WatchGuard’s post-acquisition employee base and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2002. Other costs associated with the reorganization consist of contract terminations and the consolidation of excess facilities. Costs that related to ongoing operations were not included as restructuring charges. All restructuring charges are expected to be paid by December 31, 2002, except accrued amounts related to losses for the lease buyout or sublease of abandoned facilities of approximately $2.6 million at June 30, 2002, which are expected to be realized through 2007 and any costs of eliminating technology contracts that may be realized at a later date if litigation is necessary.

NOTE 5—ACQUISITION OF RAPIDSTREAM, INC.

On April 2, 2002, WatchGuard acquired all of the outstanding capital stock of RapidStream, a privately held provider of ASIC (application specific integrated circuit)-based firewall and virtual private networking (VPN) appliances. The acquisition of RapidStream brings ASIC technology that is expected to allow WatchGuard to address a new class of customer that requires enterprise-level networking functionality and VPN scalability. The results of RapidStream’s operations have been included in WatchGuard’s consolidated financial statements since the date of acquisition.

The total RapidStream acquisition cost of $51.2 million was comprised of (a) $16.5 million in cash, (b) 4.92 million shares of WatchGuard common stock valued at $31.0 million, based on the closing sales price of WatchGuard common stock on April 2, 2002, the closing date of the merger, (c) WatchGuard’s assumption of RapidStream’s obligations under its stock option plan resulting in the conversion of RapidStream options into options to purchase 318,251 shares of WatchGuard common stock valued at approximately $1.8 million using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 4.75%, an expected life of 5 years, and a volatility of 1.37, and (d) $1.9 million in acquisition costs. Deferred stock-based compensation associated with the conversion of unvested RapidStream stock options and the issuance of restricted stock was $601,000. An aggregate of approximately 1.2 million shares of the WatchGuard common stock issuable as merger consideration will be held in escrow for one year, to secure the indemnification obligations of the RapidStream shareholders under the merger agreement.

In connection with the execution of the merger agreement, the officers and directors of RapidStream who were shareholders and their respective affiliates entered into a shareholders agreement. Under the terms of the shareholders agreement, these shareholders and affiliates agreed, among other things, to certain lockup restrictions on the resale of the shares of WatchGuard common stock they received in the merger. Shareholders and affiliates who beneficially own an aggregate of 2,988,769 shares of WatchGuard common stock each agreed not to sell or otherwise transfer more than 6.25% of the WatchGuard shares received in the merger (“Lockup Shares”) until 90 days after the effective time of the merger, and no more than 10% of such Lockup Shares in any month thereafter until the one-year anniversary of the effective time. In addition, two shareholders who beneficially own an aggregate of 348,233 shares of WatchGuard common stock agreed not to sell or otherwise transfer any of their Lockup Shares until two years after the effective time, except that 5% of the Lockup Shares will be released from the lockup restriction three months after the effective time, 5% six months after the effective time, 10% one year after the effective time and 20% on the last day of each three-month period thereafter. Finally, one shareholder who beneficially owns 340,878 shares of WatchGuard common stock agreed not to sell or otherwise transfer any Lockup Shares until 90 days after the effective time and no more than 10% of the Lockup Shares in any month thereafter until the one-year anniversary of the effective time.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WatchGuard is in the process of calculating the final value of assets acquired in the RapidStream acquisition. Any future adjustments to the asset values will affect the purchase price. The following table summarizes the purchase price allocation as of June 30, 2002 (in thousands):

Tangible assets and liabilities
Cash	$2,183
Accounts receivable, net	351
Inventory, net	808
Fixed assets, net	891
Other assets	361
Accounts payable and accrued liabilities	(3,842)
Deferred revenue	(79)

Total Fair value of RapidStream tangible assets, net of liabilities	$673

Current technology	9,966
Goodwill	38,738
Acquired in-process research and development	1,179

Total purchase price	50,556
Deferred stock-based compensation	601

Total consideration, including deferred stock-based compensation	$51,157

Tangible assets and liabilities.    Tangible assets and liabilities are recorded at fair value. The accounts payable and accrued liabilities of approximately $3.8 million included acquisition related liabilities of approximately $2.7 million for severance and termination costs associated with a reduction in workforce of RapidStream employees, costs related to the abandonment of excess facilities, a liability reflecting the fair value of an over market lease, and other costs. Amounts recorded related to these items and accrued balances remaining at June 30, 2002 were as follows (in thousands):

	Acquisition liabilities at April 2, 2002	Amounts paid or charged	Balance at June 30, 2002
Severance and termination costs	$634	$516	$118
Over market lease and abandoned facilities	1,980	180	1,800
Other	40	—	40

Total Acquisition related liabilities	$2,654	$696	$1,958

As part of the acquisition, WatchGuard terminated 21 employees from the original RapidStream workforce. The majority of these employees were terminated prior to June 30, 2002. Other acquisition related costs include abandonment of excess facilities for which WatchGuard is currently attempting to negotiate a sublease, and an adjustment to fair value for an over market lease. All acquisition related liabilities are expected to be realized by December 31, 2002, except accrued amounts related to losses for the abandoned facilities and over market lease of approximately $1.8 million at June 30, 2002, which are expected to be realized through 2004.

Current technology.    Values assigned to current technology were determined using the income approach. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. To determine the value of current technology, WatchGuard discounted the expected future cash flows of the existing technology products at a rate of 15%, taking into account risks related to the

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

characteristics and applications of each product, existing and future markets and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility. The projected revenues used in the income approach are based on the future revenues that will most likely be generated by the commercial sales of the technology. The current technology will be amortized over the estimated useful lives of 5 years.

Gross profit was assumed to be 58% in the partial year of 2002, 60% in 2003 and 70% in each of the remaining three years of the five-year projection period. Operating expenses, including sales and marketing, research and development and general and administrative costs, were assumed to be 79% of revenues in the initial year of the projection, declining to 29% in 2003 and 38% for each of the three remaining years.

WatchGuard used a 15% discount rate for valuing the current technology. In arriving at the discount rate, WatchGuard considered the implied rate of the transaction and the weighted average cost of capital. WatchGuard also took into account risks related to the characteristics and applications of each project, existing future markets, and assessments of the life cycles of each project.

Goodwill.    The value assigned to goodwill represents the excess of the purchase price over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. A value of approximately $38.7 million was assigned to goodwill in the acquisition. In accordance with SFAS 142, goodwill will not be amortized but will be reviewed for impairment.

Acquired in-process research and development.    Values assigned to the acquired in-process research and development, (IPR&D), were determined using an income approach. To determine the value of the IPR&D, WatchGuard considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPR&D projects that had not yet reached technological feasibility and do not have alternative future uses. The entire $1.2 million allocated to acquired IPR&D was expensed on the date of acquisition.

At the time of the acquisition, three IPR&D projects were identified as being related to future products for which technological or commercial feasibility had not yet been established and that did not have an alternative future use. WatchGuard analyzed each project, using estimated percentage completion factors ranging from less than 10% to 65%. Revenue growth rates for RapidStream’s IPR&D were assumed to be as high as 175% in the year after the year of introduction and decreasing each year to a negative growth rate of 35% in the final year of the projection period. Projected annual revenues related to IPR&D ranged from approximately $1.6 million to $5.0 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology.

Gross profit was assumed to be 58% in the partial year of 2002, 60% in 2003 and 70% in each of the remaining three years of the five-year projection period. Operating expenses, including sales and marketing, research and development and general and administrative costs, were assumed to be 161% of revenues in the initial year of the projection, declining to 29% in 2003 and 38% for each of the three remaining years.

WatchGuard used a 25% discount rate for valuing the acquired IPR&D. In arriving at the discount rate, WatchGuard considered the implied rate of the transaction and the weighted average cost of capital. WatchGuard also took into account risks related to the characteristics and applications of each project, existing future markets, and assessments of the life cycles of each project.

Deferred compensation.    A total of approximately $601,000 of deferred stock-based compensation was recorded in connection with the acquisition. Approximately $419,000 of the deferred stock-based compensation was due to WatchGuard’s assumption of unvested options to purchase RapidStream common stock. This deferred stock-based compensation was based on the intrinsic value of the unvested options at the closing date of the merger. In addition, before the close of the merger, twelve RapidStream employees were allowed to exercise a portion of their unvested options. The stock that was acquired by the former RapidStream employees upon the exercise of these options is considered restricted and the restrictions will lapse over the original vesting term of the options. Additionally, because the shares of RapidStream were exchanged for a cash payment in addition to shares of WatchGuard common stock, the cash payment is also subject to the same vesting period. The total number of restricted shares is 25,281 and the intrinsic value of the arrangement in the amount of $182,000 is recorded as deferred compensation based on the fair value of WatchGuard common stock on the closing date of the merger.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma results.    The following unaudited pro forma combined historical results for the three months ended June 30, 2001 and the six months ended June 30, 2002 and 2001 are presented as if RapidStream had been acquired on January 1 of the respective years. Because the acquisition occurred near the beginning of the quarter ended June 30, 2002, the combined results for that quarter are included in the consolidated statements of operations above and therefore, no pro forma results are given below. The pro forma results, which exclude the nonrecurring one-time charge in 2002 of $1.2 million for IPR&D, are presented below (in thousands, except per share data):

	Three Months Ended June 30, 2001	Six Months Ended June 30,
		2002	2001
Total revenues, net	$17,855	$34,034	$35,282

Net loss	$(16,346)	$(20,572)	$(31,751)

Pro forma basic and diluted net loss per share	$(0.52)	$(0.64)	$(1.01)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of WatchGuard’s financial condition and results of operations. The discussion should be read in conjunction with the consolidated financial statements and the notes to the financial statements. References to “we,” “our” and “us” in this quarterly report refer to WatchGuard Technologies, Inc. and our wholly owned subsidiaries.

Forward-Looking Statements

Our disclosure and analysis throughout this quarterly report on Form 10-Q contain forward-looking statements, which disclose our current plans, objectives, expectations or beliefs regarding future events. Forward-looking statements in this quarterly report include, without limitation, statements regarding:

•	possible or assumed future operating results, trends in financial results and our business plans, including those relating to earnings growth and revenue growth;

•
the benefits we may realize from our acquisition of RapidStream, Inc. and the relationship with Check Point Software Technologies Ltd. related to that acquisition and their expected effect on our 2002 operating results;

•	our costs and operating expenses relative to our revenues and the expected composition of our revenues and expenses;

•	statements about our future capital requirements and the sufficiency of financial resources;

•	the anticipated timing of new product releases;

•	our plans, objectives, expectations and intentions; and

•	other information that is not historical fact.

We use words such as “may,” “will,” “should,” “believe,” “expect,” “intend,” “plan” and “future,” and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on inaccurate assumptions that could cause our actual results to differ significantly and materially from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risk factors described below under the heading “Important Factors That May Affect Our Operating Results, Our Business and Our Stock Price.” You should carefully consider those risk factors in evaluating our forward-looking statements.

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

Overview

WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Our award-winning products and services include our Firebox firewall and virtual private network, or VPN, appliances for access control and secure communications and our ServerLock technology and anti-virus solution for content and application security for servers and desktops. Our innovative subscription-based LiveSecurity Service delivers threat responses, software updates, expert editorials, support flashes and virus alerts over the Internet, which enables enterprises to protect their data and communications in a continuously changing environment, with minimal effort. Our core market includes small to medium-sized enterprises, or SMEs, and large Internet-distributed enterprises, or IDEs, with ultra-high-speed connections supporting VPNs between the IDEs and their geographically dispersed branch offices. Our acquisition of RapidStream in April 2002 provides us with advanced ASIC-based technology, a family of high-performance systems and a relationship with Check Point that allow us to address new classes of customers that require a high-performance security solution with enterprise-level networking functionality and VPN scalability or a Check Point solution with a high-performance hardware platform.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including sales returns and allowances, bad debt, inventory reserves, restructuring reserves, intangible assets and deferred taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates if our assumptions change or if actual circumstances differ from those in our assumptions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of our revenue policy. The complexity of the revenue recognition rules and estimates inherent in the revenue recognition process makes revenue results difficult to predict, and any shortfall in revenue or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We generate revenues through:

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price; and

•	sales of products and service subscriptions directly and, from time to time, indirectly through our distributors, to our service provider customers at volume pricing rates.

Product revenues include:

•
sales of our security appliance and the perpetual software license fees for our Firebox Systems, including the recently released Firebox Vclass originating with our acquisition of RapidStream, that are bundled with the sale of our security appliance as part of our security solutions;

•	hardware sales of our RapidStream “Secured by Check Point” line of high performance security appliances, as introduced in the second quarter of 2002;

•	revenues from sales of software options, such as user expansion and software management modules;

•	revenues from sales of our NOC security suite software license as part of our managed security solution; and

•	sales of our ServerLock products for server content and application security.

Service revenues primarily include the annual fees for our LiveSecurity Service, which is sold as part of our security solutions, and for LiveSecurity Service subscription renewals from our enterprise customers and end-users. These service fees provide our customers access to our LiveSecurity Service for product updates, security threat responses, general security information and technical support. These service fees also enable our service provider customers access to the LiveSecurity Service and the ability to manage and update a specific number of their customers’ security appliances.

We recognize revenues upon delivery of product if persuasive evidence of an arrangement exists, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenues upon shipment, revenues on product sales for some of our major distributors are recorded when these distributors have sold the product to their customers. Service subscription revenues are recognized ratably on a monthly basis, generally over periods ranging from one to two years.

We have established a sales returns and allowances reserve to address the return rights, pricing protection rights, and promotional rebates that may be earned by our customers. We estimate these reserves and adjust them periodically based on historical rates of returns and allowances, as well as the expected effect of current promotional programs and new product introductions. If new or expanded promotional programs are introduced, or new products are announced, additional allowances may be required.

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

Inventory Valuation

Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write our inventories down to estimated market value based on assumptions about future demand and market conditions. Variation in market trends, customer preferences, introduction of new products that replace existing products or technological advances could, however, significantly affect these estimates and result in additional inventory write-downs.

Restructuring

In 2001 and 2002, we recorded significant accruals related to our restructuring plans. These accruals included estimates related to the abandonment of excess facilities. We had to adjust the 2001 restructuring accrual due to the changing real estate market in the areas where these excess facilities are located. Although we do not anticipate further significant adjustments, the actual costs related to the restructuring may differ from the estimate if it takes us longer than expected to find suitable tenants, if there are further changes in the real estate market in those areas where excess facilities are located, or if we are unable to negotiate affordable contract termination fees and are subject to costly litigation. Any additional adjustments resulting from these factors could have a material effect on our financial position and operating results.

Asset Impairment

Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill which represents the excess of the purchase price over the fair value of assets acquired as well as capitalized technology and other definite lived intangible assets. These assets are periodically reviewed for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill or other long-lived assets are impaired. Any resulting impairment loss could have a material adverse effect on our financial position and operating results.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets, other than goodwill, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. Although revenues resulting from the acquisition of Qiave have thus far failed to meet our expectations, no such impairment is currently indicated as WatchGuard intends to integrate certain of the Qiave technology into its core product offerings. If such integration is unsuccessful and the revenues from the sale of Qiave products separate from our core product offerings continue to fall below expectations, impairment may be indicated in the future. In addition, no such impairment has been indicated relating to the RapidStream acquisition. As a result, the adoption of SFAS No. 144 had no material effect on our operating results during the three-and six-month period ended June 30, 2002. Should there be an impairment in the future, we will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets.

Goodwill and other intangibles, including purchased technology, represent the excess of the purchase price over the fair value of net assets acquired. Before 2002, we amortized goodwill on a straight-line basis over its estimated useful life of five years. With the required adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we no longer amortize goodwill to earnings. Instead goodwill will be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. Impairment losses will be charged to earnings in the period in which they are identified. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

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

Acquisition of RapidStream, Inc.

On April 2, 2002, we acquired RapidStream, a privately held provider of high-performance, ASIC-based firewall and VPN appliances. The acquisition of RapidStream brings advanced ASIC technology and a family of high-performance systems that will allow us to address a new class of customer that requires a high-performance security solution with enterprise-level networking functionality and VPN scalability. Immediately after the RapidStream acquisition, WatchGuard announced a partnership with Check Point to deliver a new class of high-performance VPN/security appliances integrating Check Point next generation software. These “Secured by Check Point,” appliances were developed by RapidStream.

The acquisition of RapidStream has had a significant impact and is expected to have a significant impact on our financial position and operating results for 2002. Specifically:

•
we began initial shipment of ASIC based products originating from our acquisition of RapidStream and we expect product revenues to increase during the remainder of 2002 due to sales of these products, however, given the current economic uncertainty it is difficult to predict revenue levels in future quarters;

•	product returns may increase due to sales of a new product resulting from the acquisition;

•
operating expenses have increased during the three-month period ended June 30, 2002 in all areas due to the additional employee-related and other costs associated with the acquisition as we integrate RapidStream with our operations;

•	stock-based compensation has increased due to deferred stock-based compensation associated with the acquisition;

•	we have recorded additional amounts for goodwill and other intangibles;

•	amortization expense on definite lived intangibles will increase;

•
a restructuring charge of approximately $3.7 million has been recorded as we implement a plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition, which plan includes a reduction in workforce, consolidation of excess facilities and elimination of technology related contracts that are no longer required or part of our strategy; and

•
we have expended approximately $19 million in cash in the second quarter of 2002 for consideration paid as part of the purchase price, acquisition-related costs and additional costs of closing. This expenditure was partially offset by $2.2 million in cash held by RapidStream at the time of the acquisition.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Product	75.7%	70.0%	76.7%	69.1%
Service	24.3	30.0	23.3	30.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	31.0	27.3	30.9	27.5
Service	8.9	8.7	8.5	9.2

Total cost of revenues	39.9	36.0	39.4	36.7

Gross margin	60.1	64.0	60.6	63.3

Operating expenses:
Sales and marketing	43.9	49.1	45.8	48.6
Research and development	27.1	33.7	28.9	32.0
General and administrative	10.7	11.4	10.8	12.1
Stock-based compensation	14.5	2.2	20.4	3.0
Amortization of goodwill	10.5	—	10.6	—
Amortization of other intangible assets acquired	5.1	6.8	5.1	5.8
Acquired in-process technology	—	6.6	—	3.5
Restructuring charges	16.6	23.9	8.4	12.8

Total operating expenses	128.3	133.8	130.1	117.9

Operating loss	(68.2)	(69.8)	(69.5)	(54.5)
Interest income, net	9.3	4.3	9.6	5.7

Loss before income taxes	(58.9)	(65.5)	(59.8)	(48.9)
Provision for income taxes	0.5	0.1	0.5	0.1

Net loss	(59.4)%	(65.6)%	(60.3)%	(49.0)%

In the second quarter of 2002 we continue to see a general global slowing and deferral in spending by businesses on information technology. We believe this downturn began late in the fourth quarter of 2000 and has affected the demand for our products and services. Revenues decreased from $34.6 million in the six months ended June 30, 2001 to $33.4 million in the six months ended June 30, 2002. Our net loss decreased from $20.9 million, or $0.79 per share, in the six months ended June 30, 2001 to $16.3 million, or $0.55 per share in the six months ended June 30, 2002. The improvement in our net loss in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is due mainly to reduced noncash stock-based compensation charges and reduced amortization of goodwill in conjunction with the adoption of SFAS No. 142. Specifically, net losses for the six months ended June 30, 2001 included $10.7 million of these noncash charges related to stock-based compensation and amortization of goodwill, and net losses for the six months ended June 30, 2002 included $1.0 million of these noncash charges. These reductions in noncash charges were partially offset by a $1.2 million acquired in-process technology expense that relates to our purchase of RapidStream in April 2002 and a restructuring charge of $4.3 million. In addition, interest income has decreased from prior periods due, mainly, to a decrease in the average rates of return.

In May 2002, as a part of our ongoing integration of RapidStream, we announced a restructuring plan to reduce our post acquisition cost structure. As part of this reorganization we have consolidated office facilities and eliminated duplicate resources by reducing our staff by 36 people, or approximately 10% of our workforce. As a result of this restructuring, during the second quarter of 2002, we recorded a $3.7 million restructuring charge. Additionally, a $524,000 revised estimate expense pertaining to the 2001 restructuring plan was recorded in the quarter ended June 30, 2002.

Three Months Ended June 30, 2002 and 2001

Revenues

Total revenues, which consist of product revenues and service revenues, increased from $17.5 million in the three months ended June 30, 2001 to $17.8 million in the three months ended June 30, 2002, an increase of 2%. The increase in total revenues reflects a 26% service revenue increase and a 6% product revenue decrease. The lower product revenue for the three months ended June 30, 2002 reflects a product mix with a greater quantity of lower-priced products being sold, in comparison to the three months ended June 30, 2001. The increase in service revenue results from previous deferrals attributable to bundled product revenues and renewals of LiveSecurity Service subscriptions by our existing customer base.

Revenues in the Americas and the rest of the world as a percentage of total revenues were approximately 45% and 55%, respectively, in the three months ended June 30, 2001 and 44% and 56%, respectively, in the three months ended June 30, 2002. In the three months ended June 30, 2001, global revenues from one of our distributors, Ingram Micro, Inc., accounted for $2.6 million, or 15% of total revenues, and revenue from another of our distributors, Tech Data, accounted for $1.7 million, or 10% of total revenues. In the three months ended June 30, 2002, global revenues included $2.3 million, or approximately 13% of total revenues, from Ingram Micro, $2.7 million, or approximately 15% of total revenue, from Tech Data and $2.2 million, or approximately 13% of total revenues, from another distributor, CDW.

Product revenues decreased from $13.3 million in the three months ended June 30, 2001 to $12.5 million in the three months ended June 30, 2002. Product revenues as a percentage of total revenues decreased from 76% in the three months ended June 30, 2001 to 70% in the three months ended June 30, 2002. The product revenue decrease was primarily due to a product mix skewed towards sales of lower priced products in the three months ended June 30, 2002. The decrease in product revenue as a percent of overall revenue reflects this decrease combined with an increase in service revenue resulting from an increased base of customers renewing their LiveSecurity Service subscriptions. Given the current economic uncertainty and slowdown in capital spending, it is difficult to predict revenue levels in future quarters, which may be more variable than historically.

Service revenues increased from $4.3 million in the three months ended June 30, 2001 to $5.3 million in the three months ended June 30, 2002, an increase of 26%. As a percentage of total revenues, service revenues increased from 24% in the three months ended June 30, 2001 to 30% in the three months ended June 30, 2002. The increase in service revenue as a percent of overall revenue reflects an increased base of customers renewing their LiveSecurity Service subscriptions and an increase in sales of lower priced products. The lower product sales in 2001 have led to the lower service revenue growth for the six month period ended June 30, 2002 and we expect will lead to slower growth in service revenues in the remainder of 2002.

We have established a sales reserve for returns and allowances to address the return rights and pricing protection rights of, and promotional rebates that may be earned by, some of our customers. This provision for sales returns and allowances was $845,000, or 5% of total revenues before returns and allowances, in the three months ended June 30, 2001 and $1.3 million, or 7% of total revenues before returns and allowances, in the three months ended June 30, 2002. The provision as a percentage of total revenues increased slightly based on historical trends and also reflects rebates relating to promotional programs that were introduced during 2001. We expect to continue to introduce new products and promotional programs each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

Total cost of revenues, which includes product and service costs, decreased from $7.0 million in the three months ended June 30, 2001 to $6.4 million in the three months ended June 30, 2002, a decrease of 8%. As a percentage of total revenues, cost of revenues decreased from 40% in the three months ended June 30, 2001 to 36% in the three months ended June 30, 2002.

Correspondingly, gross margins, as a percentage of total revenues, increased from 60% in the three months ended June 30, 2001 to 64% in the three months ended June 30, 2002. Gross margins are impacted by various factors, including the volume discount level contained in our channel partner agreements, the cost of our Firebox and RapidStream “Secured by Check Point” appliances, the mix of product and service sales, which may include hardware and software products and service subscriptions or both, the cost of royalties associated with our products, and the costs of our technical support organization and LiveSecurity Service.

Cost of product revenues, which includes the cost of manufacturing our security appliances, the cost of our distribution operations, product packaging and third-party product licensing fees, decreased from $5.4 million in the three months ended June 30, 2001 to $4.9 million in the three months ended June 30, 2002, a decrease of 10%. Cost of product revenues as a percentage of total product revenues decreased from 41% in the three months ended June 30, 2001 to 39% in the three months ended June 30, 2002. The decrease in both total dollars and as a percentage of total product revenues, in comparison the three months ended June 30, 2001, was primarily due to selling a product mix with a greater quantity of lower-cost products and lower costs of appliances from our contract manufacturers. We expect product mix changes, which would result from increased sales of higher-margin, enterprise-class Firebox products and the new RapidStream “Secured by Check Point” products, to have a positive effect on gross margins.

Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, were $1.6 million in each of the three months ended June 30, 2001 and June 30, 2002. As a percentage of total service revenues, cost of service revenues decreased from 37% in the three months ended June 30, 2001 to 29% in the three months ended June 30, 2002, reflecting relatively stable costs concurrent with an expanded user base. We expect service costs to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity Service subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase slightly.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Sales and marketing expenses increased from $7.7 million in the three months ended June 30, 2001 to $8.8 million in the three months ended June 30, 2002, an increase of 14%. As a percentage of total revenues, sales and marketing expenses increased from 44% of total revenues in the three months ended June 30, 2001 to 49% in the three months ended June 30, 2002. The dollar increase in sales and marketing expenses was primarily due to increases in payroll and related costs, offset slightly by decreases in marketing related costs and travel expenditures. Specifically, major components of the increase included:

•	an increase in salaries, commissions, recruiting, consulting and related expenses from $2.6 million to $3.9 million; and

•	a decrease in marketing related and travel costs from $4.1 million to $3.7 million.

As mentioned above, we expect that sales and marketing expenses will increase during future quarters of 2002 as a result of expenses related to the acquisition of RapidStream and expenditures related to marketing programs for our new products as well as to our continued investment in sales and marketing programs designed to increase distribution through our reseller network.

Research and Development.    Research and development expenses include salaries, costs of noncapitalized equipment and software tools, depreciation of capital equipment and software costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses increased from $4.7 million in the three months ended June 30, 2001 to $6.0 million in the three months ended June 30, 2002, an increase of 27%. As a percentage of total revenues, research and development expenses increased from 27% in the three months ended June 30, 2001 to 34% in the three months ended June 30, 2002. The dollar increase in research and development expenses reflects the increased headcount from the RapidStream acquisition, as well as product integration costs to accelerate the rollout of new products associated with the acquisition. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $2.9 million to $3.5 million, the majority of which is related to our acquisition of RapidStream; and

•	An increase in security appliance prototype development and consulting costs from $939,000 to $1.3 million primarily related to the integration of the new RapidStream products.

In the third quarter of 2002 we expect research and development expenses to decrease due to the elimination of duplicate resources in connection with our second quarter of 2002 restructuring plan. Thereafter, we expect to continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings and integrate the new RapidStream product offerings and develop new products.

General and Administrative.    General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts and costs of legal and accounting professional services. General and administrative expenses increased from $1.9 million in the three months ended June 30, 2001 to $2.0 million in the three months ended June 30, 2002, an increase of 9%. As a percentage of total revenues, general and administrative expenses remained flat at 11% in the three months ended June 30, 2001 and 2002. The dollar increase in general and administrative expenses reflects the change in our infrastructure designed to manage the growth of our operations, including increases in payroll and related expenses and increases in other general and administrative areas, such as professional service fees, offset by decreases in bad debt. We expect the acquisition of RapidStream to cause general and administrative expenses to increase during future quarters of 2002.

Stock-Based Compensation.    Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options. Amortization of deferred stock-based compensation expenses was $2.5 million in the three months ended June 30, 2001 and $401,000 in the three months ended June 30, 2002. The decrease is primarily the result of the normal acquisition deferred stock-based compensation amortization where a much larger portion of the expense is recognized in the early quarters after an acquisition. In the three months ended June 30, 2001 the allocation of the stock-based compensation expense associated with functional operating expense categories was $104,000 for sales and marketing, $2.4 million for research and development, and $11,000 for general and administrative. In the three months ended June 30, 2002 the allocation of the stock-based compensation expense associated with functional operating expense categories was $27,000 for sales and marketing, $328,000 for research and development, and $46,000 for general and administrative.

Deferred stock-based compensation is recorded as a component of stockholders’ equity as the difference between the exercise price of options and the fair value of our common stock on the date of grant, and for the value of common stock subject to repurchase that we issued in connection with our October 1999 acquisition of BeadleNet, our October 2000 acquisition of Qiave and our April 2002 acquisition of RapidStream. In addition, deferred stock-based compensation is recorded for the fair value of stock options granted to consultants. We recorded $601,000 of deferred stock-based compensation in 2002 in connection with the RapidStream acquisition.

Amortization of Goodwill.    Amortization of goodwill related to our acquisitions of BeadleNet and Qiave was $1.8 million in the three months ended June 30, 2001. There was no goodwill amortization in the three months ended June 30, 2002 due to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and other intangible assets,” which provides that goodwill no longer be amortized but instead be periodically reviewed for impairment.

Amortization of other intangible assets acquired.    Amortization of other intangible assets acquired consists of amortization of capitalized technology and other definite lived intangibles related to our acquisitions of BeadleNet, Qiave and RapidStream. Amortization of other intangible assets acquired was $888,000 in the three months ended June 30, 2001 and $1.2 million in the three months ended June 30, 2002. The increase in amortization of other intangible assets acquired primarily results from our acquisition of RapidStream in April 2002.

Acquired in-process technology.    Acquired in-process technology of $1.2 million in the three months ended June 30, 2002 is a one time charge resulting from our acquisition of RapidStream.

Restructuring charges.    In April 2001, we announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included the reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan we have exited the consumer security market, which included several OEM agreements to develop products and services for that market, and are streamlining operations in support of new products and services aimed at business customers. As a result of this restructuring, we recorded a $2.9 million restructuring charge in the second quarter of 2001. During the second quarter of 2002, based on current market conditions, we recorded an additional $524,000 restructuring charge to revise estimates related to the consolidation of excess facilities.

In the second quarter of 2002, we implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which plan includes a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of our strategy. As a result of this restructuring, we recorded a $3.7 million restructuring charge during the second quarter of 2002.

Interest Income

Interest income is generated from our investment of proceeds from the sale of common stock in our public offerings. Interest income decreased from $1.6 million in the three months ended June 30, 2001 to $766,000 in the three months ended June 30, 2002. This decrease resulted from both a decrease in the average balance of invested funds due to cash used for the acquisition of RapidStream as well as from a decrease in the average rates of return.

Income Taxes

Income tax expense of $84,000 in the three months ended June 30, 2001 and $16,000 in the three months ended June 30, 2002 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $151 million as of June 30, 2002. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code. Additionally, approximately $105 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

Six Months Ended June 30, 2002 and 2001

Revenues

Total revenues decreased from $34.6 million in the six months ended June 30, 2001 to $33.4 million in the six months ended June 30, 2002, a decrease of 4%. In the six months ended June 30, 2001, revenues from one of our distributors, Ingram Micro, Inc., were $4.9 million, or approximately 14% of revenues, and revenues from another distributor, Tech Data, were $3.4 million, or approximately 10% of revenues. In the six months ended June 30, 2002, revenues from Ingram Micro, were $3.6 million, or approximately 11% of revenues, revenues from Tech Data, were $5.0 million, or approximately 15% of revenues and revenues from CDW were $3.4 million, or approximately 10% of revenues. The decrease in total revenues was primarily due to a product mix with a greater quantity of lower-priced products being sold, in comparison to the six months ending June 30, 2001. Revenues in the Americas and the rest of the world as a percentage of total revenues were approximately 46% and 54% in the six months ended June 30, 2001 and 42% and 58% in the six months ended June 30, 2002.

Product revenues decreased from $26.5 million in the six months ended June 30, 2001 to $23.1 million in the six months ended June 30, 2002, a decrease of 13%. As a percentage of total revenues, product revenues decreased from 77% in the six months ended June 30, 2001 to 69% in the six months ended June 30, 2002, reflecting product mix changes and an increase in service revenues from an increased base of customers renewing their LiveSecurity Service subscriptions.

Service revenues increased from $8.1 million in the six months ended June 30, 2001 to $10.3 million in the six months ended June 30, 2002, an increase of 28%. As a percentage of total revenues, service revenues increased from 23% in the six months ended June 30, 2001 to 31% in the six months ended June 30, 2002. The increases reflect a growing customer base, increased renewals of LiveSecurity subscription, as well as lower product revenues discussed above.

The provision for sales returns and allowances was $2.1 million, or 6% of total revenues, in the six months ended June 30, 2001 and $2.3 million, or 6% of total revenues, in the six months ended June 30, 2002. The provision as a percentage of total revenues remained flat reflecting historical trends. The provision also reflects rebates relating to promotional programs that were introduced during 2001. We expect to continue to introduce new products and promotional programs each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues

Cost of revenues decreased from $13.6 million in the six months ended June 30, 2001 to $12.2 million in the six months ended June 30, 2002, a decrease of 10%. As a percentage of total revenues, cost of revenues decreased from 39% in the six months ended June 30, 2001 to 37% in the six months ended June 30, 2002. The dollar decreases in cost of revenues were primarily due to flat cost of service revenues and lower cost of product revenues from selling a product mix with a greater quantity of lower-cost products.

Cost of product revenues decreased from $10.7 million in the six months ended June 30, 2001 to $9.2 million in the six months ended June 30, 2002, a decrease of 14%. Cost of product revenues as a percentage of total product revenues was 40% for the six months ended June 30, 2001 and 40% for the six months ended June 30, 2002. The dollar decrease in cost of product revenues reflects reduced product revenues.

Cost of service revenues increased from $2.9 million in the six months ended June 30, 2001 to $3.1 million in the six months ended June 30, 2002, an increase of 5%. As a percentage of service revenues, cost of service revenues decreased from 36% in the six months ended June 30, 2001 to 30% in the six months ended June 30, 2002. This decrease reflects relatively stable costs concurrent with an expanded user base. We expect service costs to increase in a total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity Service subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase slightly.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased from $15.9 million in the six months ended June 30, 2001 to $16.2 million in the six months ended June 30, 2002, an increase of 2%. As a percentage of total revenues, sales and marketing expenses increased from 46% in the six months ended June 30, 2001 to 49% in the six months ended June 30, 2002. The dollar increase in sales and marketing expenses was primarily due to increases in payroll and related costs from headcount increases related to the realignment of our sales and marketing organization beginning in the fourth quarter of 2001 and from the RapidStream acquisition, all offset by decreases in variable marketing costs as well as travel expenditures. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $5.8 million to $7.8 million;

•	a decrease in variable marketing costs from $5.9 million to $5.0 million; and

•	a decrease in travel and related expenses from $1.8 million to $1.1 million.

Research and Development.    Research and development expenses increased from $10.0 million in the six months ended June 30, 2001 to $10.7 million in the six months ended June 30, 2002, an increase of 7%. As a percentage of total revenues, research and development expenses increased from 29% in the six months ended June 30, 2001 to 32% in the six months ended June 30, 2002. The dollar increase in research and development expenses reflects the increased headcount from the RapidStream acquisition, as well as product integration costs associated with the acquisition. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $6.1 million to $6.6 million, the majority of which is related to our acquisition of RapidStream; and

•	an increase in consulting and security appliance prototype engineering costs from $1.7 million to $2.0 million related primarily to the acquisition of RapidStream.

In the third quarter of 2002 we expect research and development expenses to decrease due to the elimination of duplicate resources in connection with our second quarter of 2002 restructuring plan. Thereafter, we expect to continue to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings and integrate the new RapidStream product offerings and develop new products.

General and Administrative.    General and administrative expenses increased from $3.7 million in the six months ended June 30, 2001 to $4.0 million in the six months ended June 30, 2002, an increase of 8%. As a percentage of total revenues, general and administrative expenses increased from 11% in the six months ended June 30, 2001 to 12% in the six months ended June 30, 2002. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $1.7 million to $2.0 million due mainly to the acquisition of RapidStream;

•	a decrease in bad debt expense from $500,000 to zero as a result of tighter credit policies implemented during a period of changing global economic conditions; and

•	an increase in business insurance from $170,000 to $340,000, primarily reflecting changes in market price for premiums for directors’ and officers’ insurance.

Stock-based Compensation.    Amortization of deferred compensation expense was $7.1 million in the six months ended June 30, 2001 and $1.0 million in the six months ended June 30, 2002. The decrease is primarily the result of the normal acquisition deferred stock-based compensation amortization where a much larger portion of the expense is recognized in the early quarters after an acquisition. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative was $171,000, $6.9 million and $23,000, respectively, for the six months ended June 30, 2001 and $38,000, $925,000, and $51,000, respectively, for the six months ended June 30, 2002.

Amortization of Goodwill.    Amortization of goodwill related to our acquisitions of BeadleNet and Qiave was $3.7 million in the six months ended June 30, 2001. There was no goodwill amortization in the six months ended June 30, 2002 due to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and other intangible assets,” which provides that goodwill no longer be amortized but instead be periodically reviewed for impairment.

Amortization of other intangible assets acquired.    Amortization of other intangible assets acquired consists of amortization other intangibles related to our acquisitions of BeadleNet, Qiave and RapidStream. Amortization of other intangible assets acquired was $1.8 million in the three months ended June 30, 2001 and $1.9 million in the three months ended June 30, 2002. The increase in amortization of other intangible assets acquired primarily results from our acquisition of RapidStream in the second quarter of 2002.

Acquired in-process technology.    Acquired in-process technology of $1.2 million in the three months ended June 30, 2002 is a one time charge resulting from our acquisition of RapidStream.

Restructuring charges.    We recorded a $2.9 million restructuring charge for the six months ended June 30, 2001. During the six months ended June 30, 2002, based on current market conditions, we recorded an additional $524,000 restructuring charge to revise estimates related to the consolidation of excess facilities.

In the second quarter of 2002 we implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which plan includes a reduction in workforce, consolidation of excess facilities and elimination of technology related contracts that are no longer required or part of our strategy. As a result of this restructuring, we recorded a $3.7 million restructuring charge during the second quarter of 2002.

Interest Income

Interest income is generated from our investment of proceeds from the sale of common stock in our public offerings. Interest income decreased from $3.3 million in the six months ended June 30, 2001 to $1.9 million in the six months ended June 30, 2002. This decrease resulted from both a decrease in the average balance of invested funds due to cash used for the acquisition of RapidStream as well as from a decrease in the average rates of return.

Quarterly Results of Operations

The following tables provide our unaudited results of operations both in dollar amounts and expressed as a percentage of total revenues for each quarter in the five-quarter period ended June 30, 2002. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our unaudited consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

	Three Months Ended
	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002
	(In thousands)
Consolidated Statement of Operations Data:

Revenues:
Product	$13,255	$12,806	$7,548	$10,558	$12,500
Service	4,253	4,462	4,857	4,954	5,348

Total revenues	17,508	17,268	12,405	15,512	17,848

Cost of revenues:
Product	5,425	5,214	4,752	4,297	4,870
Service	1,558	1,450	1,440	1,516	1,551

Total cost of revenues	6,983	6,664	6,192	5,813	6,421

Gross margin	10,525	10,604	6,213	9,699	11,427

Operating expenses:
Sales and marketing	7,690	7,380	6,476	7,438	8,763
Research and development	4,740	4,129	4,714	4,668	6,015
General and administrative	1,865	2,060	1,931	2,000	2,031
Stock-based compensation	2,546	1,468	899	613	401
Amortization of goodwill	1,836	1,836	1,836	—	—
Amortization of other intangible assets acquired	888	888	934	721	1,219
Acquired in-process technology	—	—	—	—	1,179
Restructuring charges	2,900	—	820	—	4,272

Total operating expenses	22,465	17,761	17,610	15,440	23,880

Operating loss	(11,940)	(7,157)	(11,397)	(5,741)	(12,453)
Interest income, net	1,622	1,292	1,156	1,120	766

Loss before income taxes	(10,318)	(5,865)	(10,241)	(4,621)	(11,687)
Provision for income taxes	84	28	(39)	13	16

Net loss	$(10,402)	$(5,893)	$(10,202)	$(4,634)	$(11,703)

Basic and diluted net loss per share	$(0.39)	$(0.22)	$(0.38)	$(0.17)	$(0.36)

Shares used in calculation of basic and diluted net loss per share	26,673	26,839	27,011	27,117	32,095

	Three Months Ended
	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002

Consolidated Statement of Operations Data:

Revenues:
Product	75.7%	74.2%	60.8%	68.1%	70.0%
Service	24.3	25.8	39.2	31.9	30.0

Total revenues	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	31.0	30.2	38.3	27.7	27.3
Service	8.9	8.4	11.6	9.8	8.7

Total cost of revenues	39.9	38.6	49.9	37.5	36.0

Gross margin	60.1	61.4	50.1	62.5	64.0

Operating expenses:
Sales and marketing	43.9	42.7	52.2	47.9	49.1
Research and development	27.1	23.9	38.0	30.1	33.7
General and administrative	10.7	11.9	15.6	12.9	11.4
Stock-based compensation	14.5	8.5	7.2	4.0	2.2
Amortization of goodwill	10.5	10.6	14.8	0.0	0.0
Amortization of other intangible assets acquired	5.1	5.1	7.5	4.6	6.8
Acquired in-process technology	0.0	0.0	0.0	0.0	6.6
Restructuring charges	16.6	0.0	6.6	0.0	23.9

Total operating expenses	128.3	102.9	142.0	99.5	133.8

Operating loss	(68.2)	(41.4)	(91.9)	(37.0)	(69.8)
Interest income, net	9.3	7.5	9.3	7.2	4.3

Loss before income taxes	(58.9)	(34.0)	(82.6)	(29.8)	(65.5)
Provision for income taxes	0.5	0.2	(0.3)	0.1	0.1

Net loss	(59.4)%	(34.1)%	(82.2)%	(29.9)%	(65.6)%

During 2001, global economic, political and other uncertainties, as well as constrained corporate information technology spending, appeared to slow the demand for our products and services. We are experiencing a downturn in the growth rate of revenues that began in the fourth quarter of 2000 and continues through the second quarter of 2002. We believe that both revenues and our operating results for the five-quarter period ended June 30, 2002 were negatively affected by the worldwide economic slowdown and an overall reduction in capital spending for information technology. We expect a lower service revenue growth rate in 2002 than that in 2001 as a result of our negative product sales growth rate in 2001. Additionally, revenues and operating results for the fourth quarter of 2001 were also negatively affected by changes in our sales and marketing organizations and a realignment of our distribution and channel partner strategy. These changes in our organization, as well as decreases in both sales returns and sales discounts, resulted in greater revenues for the first quarter and second quarter of 2002, with sequential revenues increasing $3.1 million from the fourth quarter of 2001 to $15.5 million in the first quarter of 2002 and increasing $2.3 million from the first quarter of 2002 to $17.8 million in the second quarter of 2002. While the changes in our sales and marketing organizations and the realignment of our distribution and channel partner strategy negatively affected revenues and operating results in the fourth quarter of 2001, we believe they were required to compete effectively in the global Internet security market.

Our gross margins in 2001, both in dollars and as a percentage of total revenues, remained relatively flat until the fourth quarter of 2001, when we experienced a sharp decline in gross margins. Gross margins in the fourth quarter of 2001 were affected by the factors described above as well as by a change in product mix that resulted in a higher concentration of lower-priced, lower-margin products being sold, fixed manufacturing overhead and customer support costs spread over a smaller revenue base, and the write-down of existing Firebox II products and related assets. During 2001 Firebox II product promotional programs that were established to facilitate the introduction of the new Firebox III product line also negatively affected gross margins. Our gross margins, both in dollars, and as a percentage of total revenues, increased in the first and second quarter of 2002, as compared to the fourth quarter of 2001, primarily due to higher revenues, including the initial sale of ASIC based products, and a non-recurring write-down of Firebox II products in the fourth quarter of 2001. Our gross margins could be adversely affected in future quarters by competitive selling pressures, the impact on the existing inventory values when replacement products are introduced, availability of key components and continual investment in our customer support organization as our LiveSecurity Service subscription base expands.

Overall, our operating expenses decreased, in dollars, in each quarter in the four-quarter period ended March 31, 2002, primarily due to decreasing amortization of stock-based compensation charges associated with the acquisition of Qiave in October 2000. Also, operating expenses decreased in the first quarter of 2002 due to the required adoption of SFAS No. 142 on January 1, 2002 which eliminated the amortization of goodwill. In addition, our second quarter and fourth quarter 2001 operating expenses included significant restructuring charges associated with our April 2001 restructuring plan. In the second quarter of 2002 operating expenses increased significantly due to the acquisition of RapidStream. Increased operating expenses related to the acquisition included; additional personnel costs in all functional areas, additional amortization of other intangible assets acquired, additional stock-based compensation expense, acquired in-process technology, and a restructuring charge. Excluding amortization of goodwill, intangibles and stock-based compensation and restructuring charges, our operating expenses in the five-quarter period ended June 30, 2002 decreased in dollar amounts through the fourth quarter of 2001 and then increased in the first and second quarters of 2002. These expenses, as compared to the prior quarter, decreased by approximately $700,000 in the third quarter of 2001 and $400,000 in the fourth quarter of 2001, and increased by approximately $1.0 million in the first quarter of 2002 and $2.7 million in the second quarter of 2002. Our operating expenses excluding amortization of goodwill, intangibles and stock-based compensation and restructuring charges increased in the first quarter of 2002 as compared to the prior quarter primarily due to costs associated with the changes in our sales and marketing organizations and the realignment of our distribution and channel partner strategy, as well to as increased sales commissions associated with increased revenues. Our operating expenses excluding these costs increased in the second quarter of 2002 as compared to the prior quarter primarily due to the additional personnel costs in all functional areas due to the RapidStream acquisition mentioned above.

To the extent that the economic and political uncertainties discussed above continue to occur, spread to other geographic regions in which we conduct business, or both, our future operating results are likely to be adversely affected.

Liquidity and Capital Resources

As of June 30, 2002, we had $92.7 million in cash, cash equivalents and short-term investments. The cash equivalents and short-term investments were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit that we issued in September 2000 to our landlord in conjunction with the building lease for our corporate headquarters. Currently, our letter of credit is collateralized by short-term investments with our bank. Our working capital as of June 30, 2002 was $74.2 million.

Operating activities

Our operating activities resulted in net cash outflows of $1.6 million in the six months ended June 30, 2001, as compared to $4.3 million in the six months ended June 30, 2002. The operating cash outflows during these periods primarily resulted from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $14.7 million in the six months ended June 30, 2001 and $5.5 million in the six months ended June 30, 2002. These noncash charges were primarily associated with the amortization of goodwill and other intangibles, depreciation and amortization of capital assets, provisions for bad debts, acquired in-process technology, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. Cash provided by operating assets and liabilities for operating activities was $4.7 million in the six months ended June 30, 2001 and $6.6 million in the six months ended June 30, 2002. In the six-month period ended June 30, 2002, there were large fluctuations within some major working capital components, as described below:

(a)
Net receivables increased from $6.4 million at December 31, 2001 to $9.3 million at June 30, 2002, reflecting the increase in revenues from $12.4 million in the three months ended December 31, 2001 to $17.8 million in the three months ended June 30, 2002. Days sales outstanding, or DSOs, were relatively stable at 46 days at December 31, 2001 and 47 days at June 30, 2002, calculated on a quarterly basis. DSOs are affected by the payment terms contained in our customer contracts, risks associated with the uncertain economy, whether revenues in a particular quarter are linear, that is, evenly distributed throughout the quarter or weighted more towards the end of the quarter and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on our current sales mix, the linearity of revenues in past and future quarters and timing differences arising from the varying payment terms in our customer agreements and the growth of deferred revenue, we expect our DSOs to generally range from 50 to 65 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

(b)
Net inventories decreased from $4.4 million at December 31, 2001 to $3.0 million at June 30, 2002. The overall decrease reflects inventory balancing and consumption of component inventory as we transition to turnkey production. Inventory balances in future quarters are expected to increase due to two new product lines being offered from the acquisition of RapidStream. We maintain a reserve for inventory obsolescence and will continue to review inventory on a periodic basis to ensure our reserves are adequate.

(c)
Prepaid expenses and other decreased from $4.0 million at December 31, 2001 to $3.8 million at June 30, 2002, primarily due to amortization and timing differences occurring in the normal course of business.

(d)
Accounts payable and accrued expenses and other liabilities increased from $9.0 million at December 31, 2001 to $17.3 million at June 30, 2002. The increase resulted primarily from the liabilities assumed in connection with the acquisition of RapidStream, the net second quarter 2002 restructuring charge balance at June 30, 2002 of approximately $3.2 million, and the timing of inventory purchases and expenditures and their related liability balances as of December 31, 2001 as compared to June 30, 2002.

(e)
Deferred revenue increased from $15.7 million at December 31, 2001 to $17.3 million at June 30, 2002, an increase of 10%. This increase reflects the deferral of revenue from bundled LiveSecurity Service subscriptions included in new product revenues and renewals of LiveSecurity Service subscriptions from a growing customer base.

Investing activities

Cash provided by investing activities was $8.3 million in the six months ended June 30, 2001 and $9.9 million in the six months ended June 30, 2002. During 2001 these activities primarily related to short-term investing activity of the proceeds received from our public offerings, and offset by capital expenditures for equipment and furniture. During 2002 these activities primarily related to short-term investing activity of the proceeds received from our public offerings offset by net cash consideration paid in connection with the acquisition of RapidStream.

As mentioned above, to complete the acquisition of RapidStream we expended approximately $19.0 million in cash in the six months ended June 30, 2002, including; consideration paid as part of the purchase price, acquisition-related costs and additional costs of closing.

Financing activities

Cash provided by financing activities totaled $1.3 million in the six months ended June 30, 2001 and $546,000 in the six months ended June 30, 2002. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Other Commitments

During July 2002 and August 2002 WatchGuard became party to several noncancelable/nonrefundable agreements to purchase inventory with a total commitment of 2.6 million.

Unaudited Pro Forma Operating Results

Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our pro forma results for the three and six month periods ended June 30, 2001 and 2002 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(10,402)	$(11,703)	$(20,882)	$(16,337)
Adjustments to reconcile net loss in the financial statements to pro forma net loss:
Stock-based compensation	2,546	401	7,066	1,014
Amortization of goodwill	1,836	—	3,672	—
Amortization of other intangibles assets acquired	888	1,219	1,776	1,940
Acquired in-process technology	—	1,179	—	1,179
Restructuring charges	2,900	4,272	2,900	4,272

Pro forma net loss	$(2,232)	$(4,632)	$(5,468)	$(7,932)

Basic and diluted pro forma net loss per share	$(0.08)	$(0.14)	$(0.21)	$(0.27)

Shares used in computation of basic and diluted pro forma net loss per share	26,673	32,095	26,467	29,580

Pro forma information is presented for informational purposes only and is not prepared in accordance with generally accepted accounting principles. Pro forma results exclude:

•	the amortization of goodwill, purchased technology and other intangibles arising from our acquisition of BeadleNet in October 1999, Qiave in October 2000 and RapidStream in April 2002;

•
non-cash stock-based compensation expenses originating from employee stock options granted at less than fair value, stock options granted to consultants and certain restricted common stock and common stock subject to repurchase issued in connection with the BeadleNet, Qiave and RapidStream acquisitions;

•	acquired in-process technology; and

•	restructuring charges.

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

Since inception through the end of the second quarter of 2002, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow in the third quarter of 2000 and a positive cash flow in the third quarter of 2001. As of June 30, 2002, we had an accumulated deficit of approximately $98.9 million. Although our revenues have increased each year since we began operations, except for the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. We expect that over time we will have to increase our operating expenses in connection with

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	pursuing strategic acquisitions in the future;

•	hiring additional personnel; and

•	upgrading our information and internal control systems.

If we are unable to achieve or sustain profitability in future quarters, the trading price of our common stock could decline.

Our operating results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our quarterly and yearly operating results have varied widely in the past and will probably continue to fluctuate. For this reason, we believe that period-to-period comparisons of our operating results may not be meaningful. In addition, our limited operating history makes predicting our future performance difficult. If our operating results for a future quarter or year fail to meet market expectations, this shortfall could result in a decline in our stock price.

The economic downturn in the U.S. economy has adversely affected the demand for our products and services and may continue to result in decreased revenue and growth rates. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent of the effect of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or grows deeper in the U.S. or other geographic regions in which we operate, the Internet security industry and demand for our products and services are likely to be adversely affected.

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

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our discussion and analysis of financial condition and results of operations in this quarterly report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	sales returns and allowances;

•	bad debt;

•	inventory reserves;

•	restructuring reserves;

•	intangible assets; and

•	deferred taxes

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of our 2002 restructuring and our impairment analysis of our Qiave intangible asset. Although we do not anticipate further significant adjustments to our 2002 restructuring, the actual costs related to the restructuring may differ from the estimate if it takes us longer than expected to find suitable tenants, if there are further changes in the real estate market in those areas where excess facilities are located, or if we are unable to negotiate affordable contract termination fees and are subject to costly litigation. Although revenues resulting from the acquisition of Qiave have thus far failed to meet our expectations, no impairment of the related intangible asset is currently indicated as WatchGuard intends to integrate certain of the Qiave technology into its core product offerings. If such integration is unsuccessful and the revenues from the sale of Qiave products separate from our core product offerings continue to fall below expectations, however, impairment may be indicated in the future. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

If potential customers do not accept our Firebox products and the related LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, VARs and Internet service providers and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly the Firebox Vclass products based on the RapidStream technology we acquired in the second quarter of 2002 and the LiveSecurity Service, however, are relatively new and unproven. The Firebox Vclass products were launched in May of 2002 and delivered in June of 2002, and the broadcast portion of our LiveSecurity solution has been available only since February 1999. The Firebox Vclass products are also directed at a new class of customer for us, one that requires a high performance security solution with enterprise-level networking functionality and VPN scalability, and we may be unsuccessful in marketing and selling to this class of customer. To receive our LiveSecurity Service, enterprises are required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information. Because our LiveSecurity Service is relatively new, we may not be able to accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

We may not realize any significant benefits from our relationship with Check Point Software Technologies Ltd. or the sale of the RapidStream-branded Secured by Check Point line of products.

Following our acquisition of RapidStream in the second quarter of 2002, we entered into a relationship with Check Point under which we market a line of products that includes Check Point security software. These products, which are sold under the RapidStream brand as “Secured by Check Point,” are new and unproven and may not achieve market acceptance. In addition, Check Point is a competitor of ours in the Internet security industry, and our relationship with Check Point is terminable by both parties at will. If Check Point discontinues its relationship with us or fails to devote resources and attention to the marketing of our RapidStream products, we may not realize any benefits from our relationship with Check Point and may not ever generate significant revenues from the sale of the RapidStream line of products.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

The market for Internet security products is intensely competitive and we expect competition to intensify in the future, particularly with our expansion into the larger enterprise market with the products based on the RapidStream technology. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point, Cisco Systems, Inc., NetScreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network

Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The growth rate of our domestic and international sales has been and may continue to be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenues during its last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

If our third-party channel customers fail to perform, our ability to sell our products and services will be limited.

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two of our channel customers, Ingram Micro and Tech Data, together accounted for 25% of revenues in the three months ended June 30, 2001 and 24% of revenues in the six months ended June 30, 2001. Three channel customers, Ingram Micro, Tech Data and CDW, together accounted for 40% of revenues in the three months ended June 30, 2002 and 36% of revenues in the six months ended June 30, 2002. .The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of consolidating our channel by reducing the number of channel customers with whom we have a direct contract while expanding our programs for our indirect partners to improve overall performance and efficiencies. If this consolidation causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers.

Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

We provide some of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $1.1 million in 1999, $1.9 million in 2000 and $6.9 million in 2001, or 5%, 3% and 10% of total revenues before returns and allowances. The provision for returns and allowances was $845,000, or 5% of total revenues before returns and allowances, for the three months ended June 30, 2001 and $1.3 million, or 7% of total revenues before returns and allowances, for the three months ended June 30, 2002. We increased the sales reserve during the three months ended June 30, 2002, reflecting the increased potential for returns and pricing adjustments associated with new products and promotional rebates. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with new products, including new products resulting from our acquisition of RapidStream, the provision may still be inadequate.

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

We will not succeed unless the marketplace is confident that we provide effective Internet security protection. Even networks protected by our software products may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of Internet security occurs in an end-user’s systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us or our channel customers to lose current and potential customers or cause us to lose potential channel customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

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

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

•	redesign products or services that incorporate infringing technology.

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

In attempting to integrate the business and technology of any future acquisition, we could incur significant costs that may not be outweighed by any benefits of the acquisition.

As part of our business strategy, we may acquire other companies, products or technologies, and these acquisitions may result in substantial costs. The costs of any future acquisitions may include costs for:

•	integration of operations, including combining teams and processes in various functional areas;

•	reorganization or closure of operations and facilities;

•	integration of new technology into our products;

•	fees and expenses of professionals involved in completing the integration process; and

•	potential existing liabilities of any future acquisition target.

Successful integration of the operations, technology, products, customers, suppliers and personnel of any future acquisition could place a significant burden on our management and internal resources. The diversion of the attention of our management and any difficulties encountered in the transition and integration process could disrupt our business and have an adverse effect on our business and operating results.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 50% of our revenues in 1999, 55% in 2000, 56% in 2001 and 60% in the six months ended June 30, 2002. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

•	cost of customizing products for foreign countries;

•	export and import restrictions, such as those affecting encryption commodities and software or those requiring local content;

•	difficulties in acquiring and authenticating customer information;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic and political conditions.

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

•	public or private equity financings, which could result in significant dilution to stockholders;

•	public or private debt financings; and

•	capital lease transactions.

We believe that existing cash and cash equivalent balances will be sufficient to meet our capital required for at least the next 12 months. Our capital requirements will depend on several factors, however, including

•	the rate of market acceptance of our products and services;

•	our ability to expand our customer base;

•	the growth of our sales and marketing capabilities; and

•	the cost of any acquisitions we may complete.

Financing may be unavailable to us when needed or on acceptable terms.

Our stock price is volatile.

The trading price of our common stock could be subject to fluctuations for a number of reasons, including

•	actual or anticipated variations in quarterly or annual operating results;

•	changes in analysts’ earnings projections or recommendations;

•	failure to meet analysts’ revenue or earnings projections;

•	inability to successfully implement our business strategy;

•	changes in business conditions affecting our customers, our competitors and us; and

•	changes in accounting standards that adversely affect our revenues and earnings.

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

Foreign Currency Risk

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the six month period ended June 30, 2002 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)	Sales of Unregistered Securities

On April 2, 2002, we acquired all of the outstanding stock of RapidStream for $16.5 million in cash, 4.92 million shares of unregistered WatchGuard common stock and the assumption of all outstanding options to purchase RapidStream common stock, which were converted into options to purchase 318,251 shares of WatchGuard common stock. The shares of our common stock were issued to the former RapidStream shareholders subject to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, after a fairness hearing before the California Department of Corporations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of our stockholders on May 23, 2002. Of the 32,181,560 shares outstanding as of the record date for the annual meeting, 27,182,954 shares, or 84.47% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

Our stockholders approved the following matters at the annual meeting:

(a)
The election of Charles P. Waite, Jr. to serve as a Class 3 director, to serve until the first annual meeting following his election or until his successor is elected and qualified. Our stockholders cast 26,910,105 votes in favor of Mr. Waite’s election and 272,849 withheld authority to vote.

(b)
The election of William J. Schroeder to serve as a Class 1 director, to serve until the second annual meeting following his election or until his successor is elected and qualified. Our stockholders cast 27,006,045 votes in favor of Mr. Schroeder’s election and 176,909 withheld authority to vote.

(c)
The election of James A. Cady and John J. Todd to serve as Class 2 directors, each to serve until the third annual meeting following his election or until his successor is elected and qualified. Our stockholders cast 22,931,656 votes in favor of Mr. Cady’s election and 4,251,298 withheld authority to vote. Our stockholders cast 26,906,852 votes in favor of Mr. Todd’s election and 276,102 withheld authority to vote.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1
Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.1 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

3.2	Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

10.1
Escrow Agreement, dated as of April 2, 2002, by and between WatchGuard Technologies, RapidStream, Inc., Wai San Loke, as Shareholder Representative, and Mellon Investor Services LLC, as escrow agent (incorporated by reference to Exhibit 10.2 to WatchGuard’s Current Report on Form 8-K, dated as of April 12, 2002).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On April 12, 2002, we filed a current report on Form 8-K to report our April 2, 2002 acquisition of RapidStream, Inc.

On June 17, 2002, we filed amendment No. 1 to our current report on Form 8–K, filed April 12, 2002, to provide the financial statements of RapidStream, Inc. required by Item 7(a) of Form 8–K and the pro forma financial statements required by Item 7(b) of Form 8–K, which financial statements were excluded from the original filing in reliance upon Items 7(a)(4) and 7(b)(2) of Form 8–K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002

WATCHGUARD TECHNOLOGIES, INC

By:	/S/ MICHAEL E. MCCONNELL
Michael E. McConnell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)