Form 10-Q
period 2002-09-30
WATCHGUARD TECHNOLOGIES INC
filed 2002-11-14
CIK 1062019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
September 30, 2002	000-26819

WATCHGUARD TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1712427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Fifth Ave. South, Suite 500
Seattle WA 98104-3892
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:     (206) 521-8340

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  X       No

32,523,671 shares of WatchGuard common stock were outstanding as of November 11, 2002.

WATCHGUARD TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,958	$10,785
Securities available for sale	99,785	80,295
Trade accounts receivable, net	6,363	8,777
Inventories, net	4,413	4,829
Prepaid expenses and other	4,000	4,528

Total current assets	128,519	109,214
Property and equipment, net	7,383	7,084
Goodwill, net	26,991	65,729
Other intangibles, net and other assets	10,138	17,143

Total assets	$173,031	$199,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,032	$7,289
Accrued expenses and other liabilities	4,986	11,461
Deferred revenue	15,709	17,889

Total current liabilities	24,727	36,639

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 27,123,260 at December 31, 2001 and 32,450,028 at September 30, 2002	27	32
Additional paid-in capital	231,533	265,101
Deferred stock-based compensation	(1,357)	(409)
Accumulated other comprehensive income	681	312
Accumulated deficit	(82,580)	(102,505)

Total stockholders’ equity	148,304	162,531

Total liabilities and stockholders’ equity	$173,031	$199,170

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Product	$12,806	$14,224	$39,345	$37,282
Service	4,462	5,851	12,533	16,153

Total revenues	17,268	20,075	51,878	53,435
Cost of revenues:
Product	5,214	5,332	15,906	14,499
Service	1,450	1,509	4,384	4,576

Total cost of revenues	6,664	6,841	20,290	19,075

Gross margin	10,604	13,234	31,588	34,360

Operating expenses:
Sales and marketing (1)	7,380	8,859	23,241	25,060
Research and development (2)	4,129	5,306	14,140	15,989
General and administrative (3)	2,060	1,786	5,795	5,817
Stock-based compensation	1,468	288	8,534	1,302
Amortization of goodwill	1,837	—	5,508	—
Amortization of other intangible assets acquired	887	1,219	2,664	3,159
Acquired in-process technology	—	—	—	1,179
Restructuring charges	—	—	2,900	4,272

Total operating expenses	17,761	17,458	62,782	56,778

Operating loss	(7,157)	(4,224)	(31,194)	(22,418)
Interest income, net	1,292	636	4,615	2,522

Loss before income taxes	(5,865)	(3,588)	(26,579)	(19,896)

Provision for income taxes	28	—	196	29

Net loss	$(5,893)	$(3,588)	$(26,775)	$(19,925)

Basic and diluted net loss per share	$(0.22)	$(0.11)	$(1.01)	$(0.65)

Shares used in calculation of basic and diluted net loss per share	26,839	32,341	26,594	30,507

(1)
Sales and marketing expenses exclude amortization of stock-based compensation of $30 and $15 for the three months ended September 30, 2001 and 2002, respectively and $201 and $52 for the nine months ended September 30, 2001 and 2002, respectively.

(2)
Research and development expenses exclude amortization of stock-based compensation of $1,431 and $244 for the three months ended September 30, 2001 and 2002, respectively and $8,303 and $1,170 for the nine months ended September 30, 2001 and 2002, respectively.

(3)
General and administrative expenses exclude amortization of stock-based compensation of $7 and $29 for the three months ended September 30, 2001 and 2002, respectively and $30 and $80 for the nine months ended September 30, 2001 and 2002, respectively.

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2001	2002
OPERATING ACTIVITIES:
Net loss	$(26,775)	$(19,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,634	2,078
Amortization of goodwill	5,508	—
Amortization of other intangible assets	2,664	3,163
Acquired in-process technology	—	1,179
Amortization of stock-based compensation	8,534	1,302
Noncash stock-based compensation restructuring charges	579	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,045	(2,063)
Inventories, net	1,322	391
Prepaid expenses and other	(1,055)	(341)
Other intangibles, net and other assets	(93)	(28)
Accrued restructuring charges	863	2,933
Accounts payable, accrued expenses and other liabilities	(2,320)	3,593
Deferred revenue	5,036	2,101

NET CASH USED IN OPERATING ACTIVITIES	(1,058)	(5,617)
INVESTING ACTIVITIES:
Purchases of equipment and furniture and other	(1,793)	(888)
Proceeds from sale and maturity of marketable securities	157,457	96,263
Purchases of marketable securities	(147,738)	(77,142)
Net cash paid in connection with the acquisition of RapidStream	—	(16,793)

NET CASH PROVIDED BY INVESTING ACTIVITIES	7,926	1,440
FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and the sale of common stock through the employee stock purchase plan	1,873	1,004

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,873	1,004

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,741	(3,173)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,837	13,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,578	$10,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Adjustment to deferred stock-based compensation for options cancelled	$1,392	$47

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2001 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2002. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 28, 2002.

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

WatchGuard generates revenues through sales of its Firebox and RapidStream “Secured by Check Point” products, including related software licenses, subscriptions for its LiveSecurity Service, which includes access to technical support, software updates, threat responses, expert editorials, support flashes, virus alerts and interactive training, and sales of ServerLock products. Software license revenues are generated from licensing the rights to use WatchGuard’s products directly to end-users, from sublicense fees from resellers and distributors and from sales of its managed security solution products to Internet service providers and other service providers that utilize WatchGuard’s products to provide managed security services to their customers.

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

WatchGuard provides an estimated returns and allowances reserve for return rights, pricing protection rights and promotional rebates for most of its customers. A customer’s return rights are generally limited to the lesser of its on-hand inventory or a percentage of the customer’s purchases for the previous quarter. Pricing protection rights, offered to many of WatchGuard’s customers, are generally limited to 60 to 90 days after notification of a price change. The promotional rebates vary by type and term and are earned by customers in accordance with various conditions. Revenues are reduced by the provision for estimated returns and allowances at the time the sales are made. Some of WatchGuard’s distributors have unlimited stock return and rotation rights. Revenues from these distribution arrangements are not recognized until the distributors sell the products to their customers. Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the contract, typically 90 days to two years. WatchGuard’s payment terms typically range from 30 to 60 days.

Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation because their effect is antidilutive.

Principles of Consolidation

The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three-and nine-month periods ended September 30, 2002, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss	$(5,893)	$(3,588)	$(26,775)	$(19,925)
Unrealized gain (loss) on investments	731	83	1,232	(369)

Comprehensive loss	$(5,162)	$(3,505)	$(25,543)	$(20,294)

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” WatchGuard adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets other than goodwill, including primarily current technology acquired in the acquisitions of RapidStream, Inc. (RapidStream) and Qiave Technologies Corporation, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. As a result, the adoption of SFAS No. 144 had no material effect on WatchGuard’s operating results during the three- and nine-month periods ended September 30, 2002. Should there be an impairment in the future, WatchGuard will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. WatchGuard determines fair value using the market value method or the present value method of measurement of future cash flows. Under the market value method, WatchGuard uses the quoted market price of its common stock as of the measurement date as its best estimate of fair value. The present value method includes the estimation of a cash flow stream, applying a discount rate. The discount rate used is commensurate with the risks involved, including the nature of the business, the time value of money, expectations about the amount or timing of future cash flows, and factors affecting liquidity. Impairment losses will be charged to earnings in the period they are determined. The transitional impairment test prescribed by SFAS 142 was completed as of January 1, 2002 and no impairment was indicated. WatchGuard is currently in the process of performing its annual impairment analysis and expects to complete its analysis before year-end, and should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2002. Current technology and other separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

Effective January 1, 2002, WatchGuard adopted SFAS No. 141 and SFAS No. 142. Application of the new standards resulted in a reclassification of the unamortized balance of an assembled workforce intangible in the amount of $390,000 to goodwill on January 1, 2002. This resulted in a net goodwill balance of $27.0 million (which, as of January 1, 2002, is no longer subject to amortization but will be subject to evaluation for impairment) and a net balance of other intangibles of $9.8 million (which will continue to be amortized over their estimated useful lives of three to five years). The following table summarizes the effect SFAS No. 142 would have had on net loss and basic and diluted net loss per share, had the statement been applied retroactively to the three-month and nine-month periods ended September 30, 2001 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss
Net loss – as reported	$(5,893)	$(3,588)	$(26,775)	$(19,925)
Adjustment for amortization of goodwill	1,837	—	5,508	—

Net loss – as adjusted	$(4,056)	$(3,588)	$(21,267)	$(19,925)

Basic and diluted net loss per share
Basic and diluted net loss per share – as reported	$(0.22)	$(0.11)	$(1.01)	$(0.65)
Amortization of goodwill, per share	0.07	—	0.22	—

Basic and diluted net loss per share – as adjusted	$(0.15)	$(0.11)	$(0.79)	$(0.65)

The following table summarizes other intangibles, net and other assets as of December 31, 2001 and September 30, 2002 (in thousands):

	December 31,	September 30,
	2001	2002
Current technology	$13,376	$23,342
Accumulated amortization	(3,614)	(6,777)

	9,762	16,565
Other assets	376	578

	$10,138	$17,143

Current technology will be amortized over their remaining useful lives through 2007. The remaining amortization is expected to be $1.2 million for the remainder of 2002 and $4.7 million, $4.3 million, $3.8 million, $2.0 million and $500,000 for the years 2003, 2004, 2005, 2006 and 2007, respectively.

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3—BALANCE SHEET ACCOUNT DETAIL (in thousands)

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following:

	December 31, 2001	September 30, 2002
Trade accounts receivable	$9,202	$11,074
Reserve for returns and allowances	(2,046)	(1,798)
Allowance for uncollectible accounts	(793)	(499)

$6,363	$8,777

Inventories, net

Inventories, net consisted of the following:

	December 31, 2001	September 30, 2002
Finished goods	$4,015	$4,445
Components	746	1,043

	4,761	5,488
Inventory reserves	(348)	(659)

	$4,413	$4,829

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2001	September 30, 2002
Accrued payroll-related expenses	$1,395	$2,470
Accrued restructuring costs	1,486	4,419
Acquisition-related liabilities	—	1,528
Other	2,105	3,044

	$4,986	$11,461

NOTE 4—BUSINESS RESTRUCTURINGS

During the quarter ended June 30, 2002, WatchGuard recorded restructuring charges of approximately $4.3 million. Approximately $3.7 million of these charges relates to the 2002 restructuring plan and $524,000 relates to revised estimates under the 2001 restructuring plan. No adjustments to the remaining reserves were required in the three-month period ended September 30, 2002.

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

As part of this reorganization, WatchGuard implemented a workforce reduction of 50 employees, which represented approximately 16% of WatchGuard’s employee base at that time and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consisted of stock-based compensation expense associated with the acceleration of vesting of stock subject to repurchase and stock options held by terminated employees, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that related to ongoing operations were not included as restructuring charges. All restructuring charges have been paid as of September 30, 2002, except accrued amounts primarily related to losses for the lease buyout or sublease of abandoned facilities, which are expected to be realized through September 2006. Revenues recorded from the consumer security market were insignificant prior to the restructuring.

The accrued liability relating to this restructuring as of December 31, 2001 and activity recorded through September 30, 2002 is as follows (in thousands):

	Accrued restructuring balance at December 31, 2001	Additional charges in 2002	Amounts paid	Accrued restructuring balance at September 30, 2002
Accrued liabilities related to abandoned facilities and other	$1,486	$524	$(683)	$1,327

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream (see note 5), which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. As a result of this restructuring, WatchGuard recorded a $3.7 million restructuring charge during the second quarter of 2002. The restructuring charge for the nine-month period ended September 30, 2002 included the following (in thousands):

	Restructuring charges	Amounts paid or charged	Accrued restructuring balance at September 30, 2002
Severance and termination benefits	$529	$(517)	$12
Costs related to cancellation of technology-related Contracts	542	(42)	500
Abandoned facilities and other	2,677	(97)	2,580

Total	$3,748	$(656)	$3,092

As part of this reorganization, WatchGuard implemented a workforce reduction of 36 employees, which represented approximately 10% of WatchGuard’s post-acquisition employee base and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2002. Other costs associated with the reorganization consist of contract terminations and the consolidation of excess facilities. Costs that related to ongoing operations were not included as restructuring charges. Restructuring charges for severance and termination benefits are expected to be paid by December 31, 2002, while accrued amounts related to losses for the lease buyout or sublease of abandoned facilities of approximately $2.6 million at September 30, 2002 are expected to be realized through 2007. Any costs of eliminating technology contracts will be realized when contract terminations are completed or existing related litigation is resolved.

NOTE 5—ACQUISITION OF RAPIDSTREAM, INC.

On April 2, 2002, WatchGuard acquired all of the outstanding capital stock of RapidStream, a privately held provider of ASIC (application specific integrated circuit)-based firewall and virtual private networking (VPN) appliances. The acquisition of RapidStream brings ASIC technology that will allow WatchGuard to address a new class of customer that requires enterprise-level networking functionality and VPN scalability. The results of RapidStream’s operations have been included in WatchGuard’s consolidated financial statements since the date of acquisition.

The total RapidStream acquisition cost of $51.2 million was comprised of (a) $16.5 million in cash, (b) 4.92 million shares of WatchGuard common stock valued at $31.0 million, based on the closing sales price of WatchGuard common stock on April 2, 2002, the closing date of the merger, (c) WatchGuard’s assumption of RapidStream’s obligations under its stock option plan, resulting in the conversion of RapidStream options into options to purchase 318,251 shares of WatchGuard common stock valued at approximately $1.8 million using the Black-Scholes pricing model and the following assumptions: risk-free interest rate of 4.75%, an expected life of 5 years and a volatility of 1.37, and (d) $1.9 million in acquisition costs. Deferred stock-based compensation associated with the conversion of unvested RapidStream stock options and the issuance of restricted stock was $601,000. An aggregate of approximately 1.2 million shares of the WatchGuard common stock issuable as merger consideration will be held in escrow for one year from the effective time of the merger, to secure the indemnification obligations of the RapidStream shareholders under the merger agreement.

In connection with the execution of the merger agreement, the officers and directors of RapidStream who were shareholders and their respective affiliates entered into a shareholders agreement. Under the terms of the shareholders agreement, these shareholders and affiliates agreed, among other things, to certain lockup restrictions on the resale of the shares of WatchGuard common stock they received in the merger. Shareholders and affiliates who beneficially own an aggregate of 2,988,769 shares of WatchGuard common stock each agreed not to sell or otherwise transfer more than 6.25% of the WatchGuard shares received in the merger (Lockup Shares) until 90 days after the effective time of the merger, and no more than 10% of such Lockup Shares in any month thereafter until the one-year anniversary of the effective time. In addition, two shareholders who beneficially own an aggregate of 348,233 shares of WatchGuard common stock agreed not to sell or otherwise transfer any of their Lockup Shares until two years after the effective time, except that 5% of the Lockup Shares were released from the lockup restriction three months after the effective time, 5% were released six months after the effective time, 10% will be released one year after the effective time and 20% will be released on the last day of each three-month period thereafter. Finally, one shareholder who beneficially owns 340,878 shares of WatchGuard common stock agreed not to sell or otherwise transfer any of his Lockup Shares until 90 days after the effective time and no more than 10% of his Lockup Shares in any month thereafter until the one-year anniversary of the effective time.

In the event that the average of the high and low sales prices of WatchGuard common stock on the first anniversary of the closing date, April 2, 2003, is less than the average of the high and low sales prices of WatchGuard common stock on the closing date of the merger, WatchGuard will make an aggregate cash payment to the former holders of RapidStream common stock equal to the product of 0.42 multiplied by the difference between (i) the average trading price on the closing date, $6.32, discounted to reflect the effect on fair market value of the lockup restrictions on the Lockup Shares and (ii) the average trading price on the first anniversary of the closing date, multiplied by the number of shares of WatchGuard common stock issued to and held by the former holders of RapidStream common stock, or up to approximately 915,000 shares.

WatchGuard is in the process of calculating the final value of assets acquired in the RapidStream acquisition. Any future adjustments to the asset values will affect the purchase price. The following table summarizes the purchase price allocation as of September 30, 2002 (in thousands):

Tangible assets and liabilities
Cash	$2,183
Accounts receivable, net	351
Inventory, net	808
Fixed assets, net	891
Other assets	361
Accounts payable and accrued liabilities	(3,842)
Deferred revenue	(79)

Total fair value of RapidStream tangible assets, net of liabilities	673
Current technology	9,966
Goodwill	38,738
Acquired in-process research and development	1,179

Total purchase price	50,556
Deferred stock-based compensation	601

Total consideration, including deferred stock-based compensation	$51,157

Tangible assets and liabilities.    Tangible assets and liabilities are recorded at fair value. The accounts payable and accrued liabilities of approximately $3.8 million included acquisition related liabilities of approximately $2.7 million for severance and termination costs associated with RapidStream employees, costs related to the abandonment of excess facilities, a liability reflecting the fair value of an over-market lease, and other costs. Amounts recorded related to these items and accrued balances remaining at September 30, 2002 were as follows (in thousands):

	Acquisition Liabilities at April 2, 2002	Amounts paid or charged	Balance at September 30, 2002
Severance and termination costs	$634	$(603)	$31
Over-market lease and abandoned facilities and other	2,020	(523)	1,497

Total acquisition-related liabilities	$2,654	$(1,126)	$1,528

As part of the acquisition, WatchGuard terminated 21 employees from the original RapidStream workforce. All of these employees were terminated prior to September 30, 2002. Other acquisition-related costs include consolidation of excess facilities for which WatchGuard is currently attempting to negotiate a sublease, and an adjustment to fair value for an over-market lease. All acquisition-related liabilities are expected to be realized by December 31, 2002, except accrued amounts related to losses for the consolidation of excess facilities and over-market lease of approximately $1.5 million at September 30, 2002, which are expected to be realized through 2004.

Current technology.    Values assigned to current technology were determined using the income approach. Under the income approach, fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the current technology. To determine the value of current technology, WatchGuard discounted the expected future cash flows of the existing technology products at a rate of 15%, taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility. The projected revenues used in the income approach are based on the future revenues that will most likely be generated by the commercial sales of the technology. The current technology will be amortized over the estimated useful lives of 5 years.

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

Acquired in-process research and development.    Values assigned to the acquired in-process research and development (IPR&D) were determined using an income approach. To determine the value of the IPR&D, WatchGuard considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks, which included the inherent difficulties and uncertainties in completing the project and achieving technological feasibility and risks related to the viability of and potential changes in future target markets. This analysis resulted in amounts assigned to IPR&D for projects that had not yet reached technological feasibility and do not have alternative future uses. The entire $1.2 million allocated to acquired IPR&D was expensed on the date of acquisition.

At the time of the acquisition, three IPR&D projects were identified as being related to future products for which technological or commercial feasibility had not yet been established and that did not have an alternative future use. WatchGuard analyzed each project, using estimated percentage completion factors ranging from less than 10% to 65%. Revenue growth rates for RapidStream’s IPR&D were assumed to be as high as 175% in the year after the year of introduction and decreasing each year to a negative growth rate of 35% in the final year of the five-year projection period. Projected annual revenues related to IPR&D ranged from approximately $1.6 million to $5.0 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, anticipated growth rates for the Internet security market, anticipated product development and product introduction cycles and the estimated life of the underlying technology.

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

Deferred compensation.    A total of approximately $601,000 of deferred stock-based compensation was recorded in connection with the acquisition. Approximately $419,000 of the deferred stock-based compensation was due to WatchGuard’s assumption of unvested options to purchase RapidStream common stock. This deferred stock-based compensation was based on the intrinsic value of the unvested options at the closing date of the merger. In addition, before the close of the merger, twelve RapidStream employees were allowed to exercise a portion of their unvested options. The WatchGuard stock that was acquired by the former RapidStream employees in exchange for the RapidStream stock acquired upon the exercise of these options is considered restricted and the restrictions will lapse over the original vesting term of the options. Additionally, because the shares of RapidStream were exchanged for a cash payment in addition to shares of WatchGuard common stock, the cash payment related to the restricted shares is also subject to the same vesting period. The total number of restricted shares is 25,281 and the intrinsic value of the arrangement in the amount of $182,000 is recorded as deferred compensation, based on the fair value of WatchGuard common stock on the closing date of the merger.

Pro forma results.    The following unaudited pro forma combined historical results for the three months ended September 30, 2001 and the nine months ended September 30, 2001 and 2002 are presented as if RapidStream had been acquired on January 1, 2001 and 2002. Because the acquisition occurred prior to the beginning of the quarter ended September 30, 2002, the combined results for that quarter are included in the consolidated statements of operations above and therefore, no pro forma results are given below. The pro forma results, which exclude the nonrecurring one-time charge in 2002 of $1.2 million for IPR&D, are presented below (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2001	2002
Total revenues, net	$17,737	$53,019	$54,109
Net loss	$(10,575)	$(42,456)	$(24,125)
Pro forma basic and diluted net loss per share	$(0.33)	$(1.35)	$(0.75)

NOTE 6—SUBSEQUENT EVENTS

On October 24, 2002, WatchGuard announced that its Board of Directors approved the repurchase by the Company of up to $8 million of its common stock. Depending on market conditions and other factors, repurchases may be made from time to time in the open market and in negotiated transactions, including block transactions, and may be discontinued at any time.

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

•
the benefits we may realize from our acquisition of RapidStream, Inc. and our relationship with Check Point Software Technologies Ltd. related to that acquisition and their expected effect on our future operating results;

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

Overview

WatchGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Our award-winning products and services include our Firebox and RapidStream “Secured by Check Point” firewall and virtual private network, or VPN, appliances for access control and secure communications and our ServerLock technology and anti-virus solution for content and application security for servers and desktops. Our innovative subscription-based LiveSecurity Service delivers threat responses, software updates, expert editorials, support flashes and virus alerts over the Internet, which enables enterprises to protect their data and communications in a continuously changing environment, with minimal effort. Our core market includes small to medium sized enterprises, or SMEs, and large Internet-distributed enterprises, or IDEs, with ultra-high-speed connections supporting VPNs between the IDEs and their geographically dispersed branch offices. Our acquisition of RapidStream in April 2002 provides us with advanced ASIC-based technology, a family of high-performance systems and a relationship with Check Point that allow us to address new classes of customers that require a high-performance security solution with enterprise-level networking functionality and VPN scalability or a Check Point security solution with a high-performance hardware platform.

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

Revenue Recognition

Revenue recognition rules for software companies are very complex. Although we follow very specific and detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. The complexity of the revenue recognition rules and estimates inherent in the revenue recognition process makes revenue results difficult to predict, and any shortfall in revenue or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We generate revenues through:

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

•	sales of products and service subscriptions directly and, from time to time, indirectly through our distributors, to our service provider customers at volume pricing rates; and

•	sales of service subscription renewals directly to end-users.

Product revenues include:

•
sales of our security appliance and the perpetual software license fees for our Firebox Systems, including the recently released Firebox Vclass originating with our acquisition of RapidStream, that are bundled with the sale of our security appliance as part of our security solutions;

•	hardware sales of our RapidStream “Secured by Check Point” line of high performance security appliances, as introduced in the second quarter of 2002;

•	revenues from sales of software options, such as user expansion and software management modules;

•	sales of our ServerLock products and anti-virus solutions for server content, application and desktop security; and

•	revenues from sales of our NOC security suite software license as part of our managed security solution.

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

Revenues from products are generally recognized upon delivery if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed and determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. While we generally recognize product revenues upon shipment, revenues on product sales for some of our major distributors are recorded when these distributors have sold the product to their customers. Service subscription revenues are recognized ratably on a monthly basis, generally over periods ranging from 90 days to two years.

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

Inventory Valuation

Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write our inventories down to estimated market value based on assumptions about future demand and market conditions. Variation in market trends, customer preferences and introduction of new products that replace existing products or technological advances could, however, significantly affect these estimates and result in additional inventory write-downs.

Restructuring

In 2001 and 2002, we recorded significant accruals related to our restructuring plans. These accruals included estimates related to the abandonment of excess facilities. We had to adjust the 2001 restructuring accrual due to the changing real estate market in the areas where these excess facilities are located. The actual costs related to the restructuring may differ from the estimate if it takes us longer than expected to find suitable tenants, if there are further changes in the real estate market in those areas where excess facilities are located, if we are unable to negotiate affordable contract termination fees or are subject to costly litigation or if costs related to existing litigation associated with contract terminations are greater than expected. Any additional adjustments resulting from these factors could have a material effect on our financial position and operating results.

Asset Impairment

Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired as well as capitalized technology and other definite-lived intangible assets. These assets are periodically reviewed for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill or other long-lived assets are impaired. Any resulting impairment loss could have a material adverse effect on our financial position and operating results.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, the carrying value of intangible assets, other than goodwill, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external that may suggest impairment. Although revenues resulting from the acquisition of Qiave Technologies Corporation have thus far failed to meet our expectations, estimation of future cash flow streams does not indicate an impairment exists at September 30, 2002. WatchGuard intends to integrate certain of the Qiave technology into its core product offerings. If this integration is unsuccessful and the revenues from the sale of Qiave products separate from our core product offerings continue to fall below expectations, impairment may be indicated in the future. In addition, no such impairment has been indicated relating to the RapidStream acquisition. As a result, the adoption of SFAS No. 144 had no material effect on our operating results during the three- and nine-month periods ended September 30, 2002. Should there be an impairment in the future, we will measure the amount of the impairment based on discounted expected future cash flows from the impaired assets.

Goodwill and other intangibles, including purchased technology, represent the excess of the purchase price over the fair value of net assets acquired. Before 2002, we amortized goodwill on a straight-line basis over its estimated useful life of five years. With the required adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” beginning January 1, 2002, we no longer amortize goodwill to earnings. Instead, goodwill will be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that reduce the fair value of a reporting unit below its carrying value. WatchGuard determines fair value using the market value method or the present value method of measurement of future cash flows. The transitional impairment test as prescribed by SFAS 142 was completed as of January 1, 2002 and no impairment was indicated. WatchGuard is currently in the process of performing its annual impairment analysis and expects to complete its analysis before year-end, and, should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2002, as impairment losses are charged to earnings in the period in which they are identified. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our future cash flows are based on current volume and pricing levels with anticipated rates of growth and change. If our estimated future cash flow or their related assumptions were to change, we would be required to record impairment charges for these assets for which the carrying value is not supported by the future cash flows. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

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

Acquisition of RapidStream, Inc.

On April 2, 2002, we acquired RapidStream, a privately held provider of high-performance, ASIC-based firewall and VPN appliances. The acquisition of RapidStream brings advanced ASIC technology and a family of high-performance systems that will allow us to address a new class of customer that requires a high-performance security solution with enterprise-level networking functionality and VPN scalability. Immediately after the RapidStream acquisition, WatchGuard announced a partnership with Check Point to deliver a new class of high-performance VPN/security appliances integrating Check Point next-generation software. These “Secured by Check Point” appliances were developed by RapidStream.

The acquisition of RapidStream has had, and is expected to continue to have, a significant impact on our financial position and operating results for 2002. Specifically:

•
we began initial shipment of ASIC-based products originating from our acquisition of RapidStream late in the second quarter of 2002 and expect product revenues to increase during the remainder of 2002 due to sales of these products. Given the current economic uncertainty, however, it is difficult to predict revenue levels in future quarters;

•	product returns may increase due to sales of a new product resulting from the acquisition;

•	stock-based compensation has increased due to deferred stock-based compensation associated with the acquisition;

•	we have recorded additional amounts for goodwill and other intangibles;

•	amortization expense on definite-lived intangibles will increase;

•
a restructuring charge of approximately $3.7 million has been recorded as we implemented a plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition. This plan included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of our strategy; and

•
we have expended approximately $19.0 million in cash in the second quarter of 2002 for consideration paid as part of the purchase price, acquisition-related costs and additional costs of closing. This expenditure was partially offset by $2.2 million in cash held by RapidStream at the time of the acquisition.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Product	74.2%	70.9%	75.8%	69.8%
Service	25.8	29.1	24.2	30.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	30.2	26.6	30.7	27.1
Service	8.4	7.5	8.5	8.6

Total cost of revenues	38.6	34.1	39.1	35.7

Gross margin	61.4	65.9	60.9	64.3

Operating expenses:
Sales and marketing	42.7	44.1	44.8	46.9
Research and development	23.9	26.4	27.3	29.9
General and administrative	11.9	8.9	11.2	10.9
Stock-based compensation	8.5	1.4	16.5	2.4
Amortization of goodwill	10.6	—	10.6	—
Amortization of other intangible assets acquired	5.1	6.1	5.1	5.9
Acquired in-process technology	—	—	—	2.2
Restructuring charges	—	—	5.6	8.0

Total operating expenses	102.9	87.0	121.0	106.3

Operating loss	(41.4)	(21.0)	(60.1)	(42.0)
Interest income, net	7.5	3.2	8.9	4.7

Loss before income taxes	(34.0)	(17.9)	(51.2)	(37.2)
Provision for income taxes	0.2	—	0.4	0.1

Net loss	(34.1)%	(17.9)%	(51.6)%	(37.3)%

In the third quarter of 2002, we continued to see general global economic weakness and deferral in spending by businesses on information technology. We believe this downturn began late in the fourth quarter of 2000 and has affected the demand for our products and services. Revenues increased from $51.9 million in the nine months ended September 30, 2001 to $53.4 million in the nine months ended September 30, 2002. Our net loss decreased from $26.8 million, or $1.01 per share, in the nine months ended September 30, 2001 to $19.9 million, or $0.65 per share, in the nine months ended September 30, 2002. The improvement in our net loss in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due mainly to reduced noncash stock-based compensation charges and reduced amortization of goodwill in conjunction with the adoption of SFAS No. 142. Specifically, net losses for the nine months ended September 30, 2001 included $14.0 million of noncash charges related to both stock-based compensation and amortization of goodwill, and net losses for the nine months ended September 30, 2002 included $1.3 million of these noncash charges. These reductions in noncash charges were partially offset by a $1.2 million acquired in-process technology expense that relates to our purchase of RapidStream in April 2002. A restructuring charge of $4.3 million for the nine months ended September 30, 2002 is a $1.4 million increase over the $2.9 million restructuring charge recorded for the nine months ended September 30, 2001. In addition, interest income has decreased from prior periods due to a reduction in cash balances resulting from approximately $19 million expended for the RapidStream acquisition and to a decrease in the average rates of return.

In May 2002, as a part of our ongoing integration of RapidStream, we announced a restructuring plan to reduce our post acquisition cost structure. As part of this reorganization we have consolidated office facilities and eliminated duplicate resources by reducing our staff by 36 employees, or approximately 10% of our workforce. As a result of this restructuring, during the second quarter of 2002, we recorded a $3.7 million restructuring charge. Additionally, a $524,000 revised estimate expense pertaining to the 2001 restructuring plan was recorded in the quarter ended June 30, 2002.

Three Months Ended September 30, 2001 and 2002

Revenues

Total revenues, which consist of product revenues and service revenues, increased from $17.3 million in the three months ended September 30, 2001 to $20.1 million in the three months ended September 30, 2002, an increase of 16%. The increase in total revenues reflects a 31% service revenue increase and an 11% product revenue increase. The increase in product revenues for the three months ended September 30, 2002 reflects an increase in units shipped as a result of new product releases, in comparison to the three months ended September 30, 2001. The increase in service revenues results from previous deferrals attributable to bundled product revenues and increased renewals of LiveSecurity Service subscriptions by our existing customer base.

Revenues in the Americas and the rest of the world as a percentage of total revenues were approximately 47% and 53%, in the three months ended September 30, 2001 and approximately 45% and 55% in the three months ended September 30, 2002. In the three months ended September 30, 2002, global revenues from one of our distributors, Ingram Micro, Inc., accounted for $2.4 million, or approximately 12% of total revenues, and revenues from another of our distributors, Tech Data, accounted for $2.3 million, or approximately 12% of total revenues. In the three months ended September 30, 2001, global revenues from Ingram Micro accounted for $1.8 million, or 11% of total revenues, and revenue from Tech Data accounted for $2.1 million, or 12% of total revenues.

Product revenues increased from $12.8 million in the three months ended September 30, 2001 to $14.2 million in the three months ended September 30, 2002. Product revenues as a percentage of total revenues decreased from 74% in the three months ended September 30, 2001 to 71% in the three months ended September 30, 2002. The product revenue dollar increase was primarily due to an increase in unit volumes, in connection with new product introductions in the three months ended September 30, 2002. The decrease in product revenues as a percent of overall revenues reflects a greater increase in service revenues resulting from an increased base of customers renewing their LiveSecurity Service subscriptions. Given the current economic uncertainty and slowdown in capital spending, it is difficult to predict revenue levels in future quarters, which may be more variable than historically.

Service revenues increased from $4.5 million in the three months ended September 30, 2001 to $5.9 million in the three months ended September 30, 2002, an increase of 31%. As a percentage of total revenues, service revenues increased from 26% in the three months ended September 30, 2001 to 29% in the three months ended September 30, 2002. The increase in service revenue as a percent of overall revenue reflects an increased base of customers renewing their LiveSecurity Service subscriptions. Lower product sales in 2001 in comparison to 2000 have led to lower service revenue growth for the nine-month period ended September 30, 2002 as compared to the same period in 2001 and is expected to lead to slower growth in service revenues during the remainder of 2002.

We have established a sales reserve for returns and allowances to address the return rights and pricing protection rights of, and promotional rebates that may be earned by, some of our customers. This provision for sales returns and allowances was $2.4 million, or 12% of total revenues before returns and allowances, in the three months ended September 30, 2001 and $1.1 million, or 5% of total revenues before returns and allowances, in the three months ended September 30, 2002. The decrease in the provision as a percentage of total revenues reflects improved trends of actual returns and allowances. We expect to continue to introduce new products and promotional programs each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

Total cost of revenues increased from $6.7 million in the three months ended September 30, 2001 to $6.8 million in the three months ended September 30, 2002, an increase of 3%. As a percentage of total revenues, cost of revenues decreased from 39% in the three months ended September 30, 2001 to 34% in the three months ended September 30, 2002. Correspondingly, gross margins, as a percentage of total revenues, increased from 61% in the three months ended September 30, 2001 to 66% in the three months ended September 30, 2002. Gross margins are impacted by various factors, including the volume discount level contained in our channel partner agreements, the cost of our Firebox and RapidStream “Secured by Check Point” appliances, the mix of product and service sales, which may include hardware and software products and service subscriptions or both, the cost of royalties associated with our products, and the costs of our technical support organization and LiveSecurity Service.

Cost of product revenues, which includes the cost of manufacturing our security appliances, the cost of our distribution operations, product packaging and third-party product licensing fees, increased from $5.2 million in the three months ended September 30, 2001 to $5.3 million in the three months ended September 30, 2002, an increase of 2%. Cost of product revenues as a percentage of total product revenues decreased from 41% in the three months ended September 30, 2001 to 37% in the three months ended September 30, 2002. The dollar increase in cost of product revenue was primarily due to higher cost of distribution operations. The decrease in cost of product revenues as a percentage of total product revenues was primarily due to a product mix composition with a greater quantity of higher-margin products being sold. We expect product mix changes, which would result from increased sales of higher-margin, enterprise-class Firebox products, to have a positive effect on gross margins.

Cost of service revenues, which includes the costs of our technical support organization and costs associated with our LiveSecurity Service, were $1.5 million in both the three months ended September 30, 2001 and the three months ended September 30, 2002. As a percentage of total service revenues, cost of service revenues decreased from 33% in the three months ended September 30, 2001 to 26% in the three months ended September 30, 2002, reflecting relatively stable costs concurrent with an expanded user base. We expect service costs to increase in total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity Service subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase slightly.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. Sales and marketing expenses increased from $7.4 million in the three months ended September 30, 2001 to $8.6 million in the three months ended September 30, 2002, an increase of 20%. As a percentage of total revenues, sales and marketing expenses increased from 43% of total revenues in the three months ended September 30, 2001 to 44% in the three months ended September 30, 2002. The dollar and percentage increases in sales and marketing expenses were primarily due to increases in payroll and related costs. This increase was partially offset by reduction in travel expenditures. Specifically, major components of the increase included:

•	an increase in salaries, commissions, recruiting, consulting and related expenses from $2.9 million to $4.3 million;

•	a decrease in travel costs from $950,000 to $570,000 as a result of changes in our sales organization.

We expect that sales and marketing expenses will remain at the current level for the remainder of 2002.

Research and Development.    Research and development expenses include salaries, costs of noncapitalized equipment and software tools, depreciation of capital equipment and software costs associated with our security appliance prototypes and payments to designers and contractors. Research and development expenses increased from $4.1 million in the three months ended September 30, 2001 to $5.3 million in the three months ended September 30, 2002, an increase of 29%. As a percentage of total revenues, research and development expenses increased from 24% in the three months ended September 30, 2001 to 26% in the three months ended September 30, 2002. The dollar and percentage increases in research and development expenses reflect increased employee-related expenses from the RapidStream acquisition, as well as product integration costs to accelerate the rollout of new products associated with the RapidStream acquisition. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $2.8 million to $3.9 million, the majority of which is related to our acquisition of RapidStream; and

•	an increase in security appliance prototype development and consulting costs from $390,000 to $765,000, primarily related to the continued integration of the new RapidStream and Firebox products.

We expect research and development expenses to remain at the current level for the remainder of 2002. Thereafter, we expect to increase our research and development expenses in total dollar amounts to enhance and expand our current product offerings and develop new products.

General and Administrative.    General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts and costs of legal and accounting professional services. General and administrative expenses declined from $2.1 million in the three months ended September 30, 2001 to $1.8 million in the three months ended September 30, 2002, a decrease of 13%. As a percentage of total revenues, general and administrative expenses decreased from 12% in the three months ended September 30, 2001 to 9% in the three months ended September 30, 2002. The dollar and percentage decrease in general and administrative expenses reflects flat employee-related and professional service fees, coupled with a reduction in provision for bad debt as a result of tighter credit policies implemented during a period of changing global economic conditions. We expect general and administrative expenses to increase in dollar amounts as we expand our infrastructure to manage the growth of our operations and as a result of increases in costs associated with being a public company, payroll and related expenses and other general and administrative expenses.

Stock-Based Compensation.    Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options. Amortization of deferred stock-based compensation expenses was $1.5 million in the three months ended September 30, 2001 and $288,000 in the three months ended September 30, 2002. The decrease is primarily the result of recognizing a much larger portion of the expense in the early quarters after an acquisition. In the three months ended September 30, 2002, the allocation of deferred stock-based compensation expenses associated with functional operating expense categories was $15,000 for sales and marketing, $244,000 for research and development and $29,000 for general and administrative. In the three months ended September 30, 2001, the allocation of deferred stock-based compensation expenses associated with functional operating expense categories was $30,000 for sales and marketing, $1.4 million for research and development and $7,000 for general and administrative.

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

Amortization of Goodwill.    Amortization of goodwill related to our acquisitions of BeadleNet and Qiave was $1.8 million in the three months ended September 30, 2001. There was no goodwill amortization in the three months ended September 30, 2002 due to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill no longer be amortized but instead be periodically reviewed for impairment. WatchGuard is currently in the process of performing its annual impairment analysis and expects to complete its analysis before year-end, and, should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2002.

Amortization of Other Intangible Assets Acquired.    Amortization of other intangible assets acquired consists of amortization of capitalized technology and other definite-lived intangibles related to our acquisitions of BeadleNet, Qiave and RapidStream. Amortization of other intangible assets acquired was $887,000 in the three months ended September 30, 2001 and $1.2 million in the three months ended September 30, 2002. The increase in amortization of other intangible assets acquired primarily results from our acquisition of RapidStream in April 2002. We will periodically review the carrying value of other intangible assets acquired for impairment. Although revenues resulting from the acquisition of Qiave have thus far failed to meet our expectations, estimation of future cash flow streams does not indicate that an impairment exists at September 30, 2002.

Interest Income

Interest income is generated from our investment of proceeds from the sale of common stock in our public offerings in 1999 and 2000. Interest income decreased from $1.3 million in the three months ended September 30, 2001 to $636,000 in the three months ended September 30, 2002. This decrease resulted from both a decrease in the average balance of invested funds due primarily to cash used for the acquisition of RapidStream as well as from a decrease in the average rates of return.

Income Taxes

Income tax expense of $28,000 in the three months ended September 30, 2001 and zero in the three months ended September 30, 2002 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carry forward position for federal income tax purposes of approximately $157 million as of September 30, 2002. These carry forwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code. Additionally, approximately $104 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carry forwards.

Nine Months Ended September 30, 2001 and 2002

Revenues

Total revenues increased from $51.9 million in the nine months ended September 30, 2001 to $53.4 million in the nine months ended September 30, 2002, an increase of 3%. The increase in total revenues was primarily due to an increase in service revenues partially offset by the effects of a product mix with a greater quantity of lower-priced products being sold. In the nine months ended September 30, 2001, revenues from one of our distributors, Ingram Micro, were $6.7 million, or approximately 13% of revenues, and revenues from another distributor, Tech Data, were $5.5 million, or approximately 11% of revenues. In the nine months ended September 30, 2002, revenues from Ingram Micro were $6.1 million, or approximately 11% of revenues, and revenues from Tech Data were $7.3 million, or approximately 14% of revenues. Revenues in the Americas and the rest of the world as a percentage of total revenues were approximately 44% and 56% in the nine months ended September 30, 2001 and 43% and 57% in the nine months ended September 30, 2002.

Product revenues decreased from $39.3 million in the nine months ended September 30, 2001 to $37.3 million in the nine months ended September 30, 2002, a decrease of 5% and reflects primarily a change in product mix. As a percentage of total revenues, product revenues decreased from 76% in the nine months ended September 30, 2001 to 70% in the nine months ended September 30, 2002, reflecting product mix changes and an increase in service revenues from an increased base of customers renewing their LiveSecurity Service subscriptions.

Service revenues increased from $12.5 million in the nine months ended September 30, 2001 to $16.2 million in the nine months ended September 30, 2002, an increase of 29%. As a percentage of total revenues, service revenues increased from 24% in the nine months ended September 30, 2001 to 30% in the nine months ended September 30, 2002. The increases reflect a growing customer base and increased renewals of LiveSecurity subscriptions, as well as the lower product revenues discussed above.

The provision for sales returns and allowances was $4.5 million, or 9% of total revenues before returns and allowances, in the nine months ended September 30, 2001 and $3.6 million, or 6% of total revenues before returns and allowances, in the nine months ended September 30, 2002. The provision as a percentage of total revenues has decreased reflecting improved trends of actual returns and allowances. The provision also reflects rebates relating to promotional programs that were first introduced in the last half of 2001. We expect to continue to introduce new products and promotional programs each year, which may impact our reserve for sales returns and allowances.

Cost of Revenues

Cost of revenues decreased from $20.3 million in the nine months ended September 30, 2001 to $19.1 million in the nine months ended September 30, 2002, a decrease of 6%. As a percentage of total revenues, cost of revenues decreased from 39% in the nine months ended September 30, 2001 to 36% in the nine months ended September 30, 2002. The dollar decrease in cost of revenues was primarily due to flat cost of service revenues and lower cost of product revenues from selling a product mix with a greater quantity of lower-cost products. The decrease in cost of product revenues as a percentage of total product revenues was primarily due to a product mix composition with a greater quantity of higher-margin products being sold.

Cost of product revenues decreased from $15.9 million in the nine months ended September 30, 2001 to $14.5 million in the nine months ended September 30, 2002, a decrease of 9%. Cost of product revenues as a percentage of total product revenues was 40% for the nine months ended September 30, 2001 and 39% for the nine months ended September 30, 2002. The dollar and percentage decreases primarily resulted from a product mix composition with a greater quantity of higher margin products being sold.

Cost of service revenues increased from $4.4 million in the nine months ended September 30, 2001 to $4.6 million in the nine months ended September 30, 2002, an increase of 5%. The dollar increase in cost of service revenues reflects an expanded user base. As a percentage of service revenues, cost of service revenues decreased from 35% in the nine months ended September 30, 2001 to 28% in the nine months ended September 30, 2002, reflecting relatively stable costs concurrent with an expanded user base. We expect service costs to increase in a total dollar amount as our user base expands. In the longer term, as revenues from LiveSecurity Service subscriptions increase and account for a greater percentage of total revenues, we expect our service margins to increase slightly.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased from $23.2 million in the nine months ended September 30, 2001 to $25.1 million in the nine months ended September 30, 2002, an increase of 8%. As a percentage of total revenues, sales and marketing expenses increased from 45% in the nine months ended September 30, 2001 to 47% in the nine months ended September 30, 2002. The dollar increase in sales and marketing expenses was primarily due to increases in payroll and related costs from headcount increases associated with the realignment of our sales and marketing organization beginning in the fourth quarter of 2001 and from the RapidStream acquisition, all offset by decreases in variable marketing costs as well as travel expenditures. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $8.7 million to $12.0 million;

•	a decrease in variable marketing costs from $8.7 million to $7.9 million; and

•	a decrease in travel and related expenses from $2.8 million to $1.6 million.

Research and Development.    Research and development expenses increased from $14.1 million in the nine months ended September 30, 2001 to $16.0 million in the nine months ended September 30, 2002, an increase of 13%. As a percentage of total revenues, research and development expenses increased from 27% in the nine months ended September 30, 2001 to 30% in the nine months ended September 30, 2002. The dollar increase in research and development expenses reflects the increased headcount following the RapidStream acquisition, as well as product integration costs associated with the acquisition. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $8.8 million to $11.1 million, the majority of which is related to our acquisition of RapidStream; and

•	an increase in consulting and security appliance prototype engineering costs from $2.1 million to $2.8 million, primarily as a result of the RapidStream acquisition.

General and Administrative.    General and administrative expenses were $5.8 million for the nine months ended September 30, 2001 and 2002. As a percentage of total revenues, general and administrative expenses were 11% for the nine months ended September 30, 2001 and 2002. While total expenses remained the same for both nine-month periods, certain components of total general and administrative expenses did fluctuate, including:

•	an increase in payroll and related expenses from $2.5 million to $2.8 million, the majority of which is related to our acquisition of RapidStream;

•	an $800,000 decrease in bad debt expense as a result of tighter credit policies implemented during a period of changing global economic conditions;

•	an increase in business insurance from $300,000 to $490,000, primarily reflecting changes in market price for premiums for directors’ and officers’ insurance; and

•
a decrease in professional fees for accounting and legal services from $760,000 to $580,000, primarily reflecting a legal expense incurred in 2001 for the July 2001 voluntary stock option exchange program that concluded in February 2002.

Stock-based Compensation.    Amortization of deferred compensation expense was $8.5 million in the nine months ended September 30, 2001 and $1.3 million in the nine months ended September 30, 2002. The decrease is primarily the result of normal amortization of acquisition-related deferred stock-based compensation, in which a much larger portion of the expense is recognized in the early quarters after an acquisition. The allocation of the stock-based compensation expense associated with the functional operating expense categories of sales and marketing, research and development, and general and administrative was $201,000, $8.3 million and $30,000, respectively, for the nine months ended September 30, 2001 and $52,000, $1.2 million and $80,000, respectively, for the nine months ended September 30, 2002.

Amortization of Goodwill.    Amortization of goodwill related to our acquisitions of BeadleNet and Qiave was $5.5 million in the nine months ended September 30, 2001. There was no goodwill amortization in the nine months ended September 30, 2002 due to the adoption on January 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill no longer be amortized but instead be periodically reviewed for impairment.

Amortization of Other Intangible Assets Acquired.    Amortization of other intangible assets acquired consists of amortization of other intangibles related to our acquisitions of BeadleNet, Qiave and RapidStream. Amortization of other intangible assets acquired was $2.7 million in the nine months ended September 30, 2001 and $3.2 million in the nine months ended September 30, 2002. The increase in amortization of other intangible assets acquired primarily results from our acquisition of RapidStream in the second quarter of 2002.

Acquired In-Process Technology.    Acquired in-process technology of $1.2 million in the nine months ended September 30, 2002 is a one-time charge resulting from our acquisition of RapidStream. There were no such charges for the nine months ended September 30, 2001.

Restructuring Charges.    We recorded a $2.9 million restructuring charge for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, based on current market conditions, we recorded an additional $524,000 restructuring charge to revise estimates related to the consolidation of excess facilities.

In the second quarter of 2002 we implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which included a reduction in workforce, consolidation of excess facilities and elimination of technology related contracts that are no longer required or part of our strategy. As a result of this restructuring, we recorded a $3.7 million restructuring charge during the second quarter of 2002.

Interest Income

Interest income is generated from our investment of proceeds from the sale of common stock in our public offerings. Interest income decreased from $4.6 million in the nine months ended September 30, 2001 to $2.5 million in the nine months ended September 30, 2002. This decrease resulted from a decrease in the average balance of invested funds resulting primarily from our use of cash for the acquisition of RapidStream, as well as from a decrease in the average rates of return.

Quarterly Results of Operations

The following tables provide our unaudited results of operations expressed both in dollar amounts and as a percentage of total revenues for each quarter in the five-quarter period ended September 30, 2002. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our unaudited consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

	Three Months Ended
	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product	$12,806	$7,548	$10,558	$12,500	$14,224
Service	4,462	4,857	4,954	5,348	5,851

Total revenues	17,268	12,405	15,512	17,848	20,075
Cost of revenues:
Product	5,214	4,752	4,297	4,870	5,332
Service	1,450	1,440	1,516	1,551	1,509

Total cost of revenues	6,664	6,192	5,813	6,421	6,841

Gross margin	10,604	6,213	9,699	11,427	13,234
Operating expenses:
Sales and marketing	7,380	6,476	7,438	8,763	8,859
Research and development	4,129	4,714	4,668	6,015	5,306
General and administrative	2,060	1,931	2,000	2,031	1,786
Stock-based compensation	1,468	899	613	401	288
Amortization of goodwill	1,836	1,836	—	—	—
Amortization of other intangible assets acquired	888	934	721	1,219	1,219
Acquired in-process technology	—	—	—	1,179	—
Restructuring charges	—	820	—	4,272	—

Total operating expenses	17,761	17,610	15,440	23,880	17,458

Operating loss	(7,157)	(11,397)	(5,741)	(12,453)	(4,224)
Interest income, net	1,292	1,156	1,120	766	636

Loss before income taxes	(5,865)	(10,241)	(4,621)	(11,687)	(3,588)
Provision for income taxes	28	(39)	13	16	—

Net loss	$(5,893)	$(10,202)	$(4,634)	$(11,703)	$(3,588)

Basic and diluted net loss per share	$(0.22)	$(0.38)	$(0.17)	$(0.36)	$(0.11)

Shares used in calculation of basic and diluted net loss per share	26,839	27,011	27,117	32,095	32,341

	Three Months Ended
	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002
Consolidated Statement of Operations Data:
Revenues:
Product	74.2%	60.8%	68.1%	70.0%	70.9%
Service	25.8	39.2	31.9	30.0	29.1

Total revenues	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Product	30.2	38.3	27.7	27.3	26.6
Service	8.4	11.6	9.8	8.7	7.5

Total cost of revenues	38.6	49.9	37.5	36.0	34.1

Gross margin	61.4	50.1	62.5	64.0	65.9
Operating expenses:
Sales and marketing	42.7	52.2	47.9	49.1	44.1
Research and development	23.9	38.0	30.1	33.7	26.4
General and administrative	11.9	15.6	12.9	11.4	8.9
Stock-based compensation	8.5	7.2	4.0	2.2	1.4
Amortization of goodwill	10.6	14.8	—	—	—
Amortization of other intangible assets acquired	5.1	7.5	4.6	6.8	6.1
Acquired in-process technology	—	—	—	6.6	—
Restructuring charges	—	6.6	—	23.9	—

Total operating expenses	102.9	142.0	99.5	133.8	87.0

Operating loss	(41.4)	(91.9)	(37.0)	(69.8)	(21.0)
Interest income, net	7.5	9.3	7.2	4.3	3.2

Loss before income taxes	(34.0)	(82.6)	(29.8)	(65.5)	(17.9)
Provision for income taxes	0.2	(0.3)	0.1	0.1	—

Net loss	(34.1)%	(82.2)%	(29.9)%	(65.6)%	(17.9)%

During 2001 and the first nine months of 2002, global economic, political and other uncertainties, as well as constrained corporate information technology spending, appeared to slow the demand for our products and services. We are experiencing a downturn in the growth rate of revenues that began in the fourth quarter of 2000 and continues through the third quarter of 2002. We believe that both our revenues and our operating results for the five-quarter period ended September 30, 2002 were negatively affected by the worldwide economic slowdown and an overall reduction in capital spending for information technology. We expect a lower service revenue growth rate in 2002 than that in 2001 as a result of our negative product sales growth rate in 2001. Additionally, revenues and operating results for the fourth quarter of 2001 were negatively affected by changes in our sales and marketing organizations and a realignment of our distribution and channel partner strategy. These changes in our organization, as well as decreases in both sales returns and allowances, resulted in greater revenues for each of the first three quarters of 2002. Beginning in the first quarter of 2002, sequential quarterly revenues have increased $3.1 million, $2.3 million and $2.2 million, resulting in total revenues of $15.5 million, $17.8 million and $20.1 million, for the first three quarters of 2002. While the changes in our sales and marketing organizations and the realignment of our distribution and channel partner strategy negatively affected revenues and operating results in the fourth quarter of 2001, we believe they were required to compete effectively in the global Internet security market.

Our gross margins in 2001, both in dollars and as a percentage of total revenues, remained relatively flat until the fourth quarter of 2001, when we experienced a sharp decline in gross margins. Gross margins in the fourth quarter of 2001 were affected by the factors described above as well as by a change in product mix that resulted in a higher concentration of lower-priced, lower-margin products being sold, fixed manufacturing overhead and customer support costs spread over a smaller revenue base, and the write-down of existing Firebox II products and related assets. During 2001, Firebox II product promotional programs that we established to facilitate the introduction of the new Firebox III product line also negatively affected gross margins. Our gross margins, both in dollars and as a percentage of total revenues, have increased sequentially in each of the first three quarters of 2002 over the gross margins from the fourth quarter of 2001, primarily due to higher revenues, including revenues from the initial sale of ASIC-based products, and a nonrecurring write-down of Firebox II products in the fourth quarter of 2001. Our gross margins could be adversely affected in future quarters by competitive selling pressures, the impact on the existing inventory values when replacement products are introduced, availability of key components and continual investment in our customer support organization as our LiveSecurity Service subscription base expands.

Overall, except for general and administrative expenses, our total operating expenses have varied, in dollars and as a percent of revenues, in each of the quarters in the five-quarter period ended September 30, 2002, due primarily to the acquisition of RapidStream and restructuring charges. In comparison to the fourth quarter of 2001, sales and marketing expenses increased in the first two quarters of 2002 and were flat for the third quarter of 2002, reflecting the changes in our sales and marketing organizations mentioned above as well as the acquisition of RapidStream. Research and development expenses increased in the third quarter of 2002 as a result of the RapidStream acquisition, reflecting additional personnel and general development costs. General and administrative expenses have been relatively stable for the five-quarter period ending September 30, 2002. Stock-based compensation charges associated with the acquisition of Qiave in October 2000 have decreased each sequential quarter since the third quarter of 2001. Amortization of goodwill was recorded in the third and fourth quarters of 2001, but was eliminated in the first quarter of 2002 as a result of the required adoption of SFAS No. 142 on January 1, 2002. Other RapidStream-specific charges recorded beginning in the second quarter of 2002 were amortization of other intangible assets acquired, stock-based compensation expense and acquired in-process technology. In addition, our fourth quarter 2001 and second quarter 2002 operating expenses included significant restructuring charges associated with our 2001 and 2002 restructuring plans.

Excluding acquired in-process technology, restructuring charges and amortization of stock-based compensation, goodwill and intangibles, our operating expenses in the five-quarter period ended September 30, 2002 decreased in dollar amounts through the fourth quarter of 2001, increased in the first and second quarters of 2002, and decreased again in the third quarter of 2002. These expenses, as compared to each successive prior quarter, decreased by approximately $400,000 in the fourth quarter of 2001, increased by approximately $1.0 million in the first quarter of 2002 and $2.7 million in the second quarter of 2002 and decreased by approximately $900,000 in the third quarter of 2002. Our operating expenses, excluding acquired in-process technology, restructuring charges and amortization of stock-based compensation, goodwill and intangibles, increased in the first quarter of 2002 as compared to the prior quarter primarily due to costs associated with the changes in our sales and marketing organizations and the realignment of our distribution and channel partner strategy, as well as to increased sales commissions associated with increased revenues. Our operating expenses, excluding these costs, increased in the second quarter of 2002 as compared to the prior quarter primarily due to the additional personnel costs in all functional areas due to the RapidStream acquisition. Our operating expenses, excluding these costs, decreased in the third quarter of 2002 primarily as a result of eliminating duplicate resources in connection with our second quarter 2002 restructuring plan associated with our acquisition of RapidStream.

Liquidity and Capital Resources

As of September 30, 2002, we had $91.1 million in cash, cash equivalents and short-term investments. The cash equivalents and short-term investments were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit that we issued in September 2000 to our landlord in conjunction with the building lease for our corporate headquarters. Currently, our letter of credit is collateralized by short-term investments with our bank. Our working capital as of September 30, 2002 was $72.6 million.

Operating activities

Our operating activities resulted in net cash outflows of $1.1 million in the nine months ended September 30, 2001, as compared to $5.6 million in the nine months ended September 30, 2002. The operating cash outflows during these periods primarily resulted from significant investments in sales and marketing and research and development, all of which led to operating losses. Cash used in operating activities was net of noncash charges totaling $18.9 million in the nine months ended September 30, 2001 and $7.7 million in the nine months ended September 30, 2002. These noncash charges were primarily associated with the amortization of goodwill and other intangibles, depreciation and amortization of capital assets, acquired in-process technology, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. Cash provided by operating assets and liabilities for operating activities was $6.8 million in the nine months ended September 30, 2001 and $6.6 million in the nine months ended September 30, 2002. In the nine-month period ended September 30, 2002, there were large fluctuations within some major working capital components, as described below:

(a)
Net receivables increased from $6.4 million at December 31, 2001 to $8.8 million at September 30, 2002, reflecting the increase in revenues from $12.4 million in the three months ended December 31, 2001 to $20.1 million in the three months ended September 30, 2002. Days sales outstanding, or DSOs, improved from 46 days at December 31, 2001 to 39 days at September 30, 2002, calculated on a quarterly basis. DSOs are affected by the payment terms contained in our customer contracts, risks associated with the uncertain economy, whether revenues in a particular quarter are linear, that is, are evenly distributed throughout the quarter or weighted more towards the end of the quarter, and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on our current sales mix, the linearity of revenues in past and future quarters, timing differences arising from the varying payment terms in our customer agreements and the growth of deferred revenue, we expect our DSOs to generally range from 50 to 65 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

(b)
Net inventories increased from $4.4 million at December 31, 2001 to $4.8 million at September 30, 2002. The overall increase reflects the introduction during the third quarter of 2002 of two new product lines from the acquisition of RapidStream. We maintain a reserve for inventory obsolescence and will continue to review inventory on a periodic basis to ensure our reserves are adequate.

(c)
Accounts payable and accrued expenses and other liabilities increased from $9.0 million at December 31, 2001 to $18.8 million at September 30, 2002. The increase resulted primarily from the liabilities assumed in connection with the acquisition of RapidStream, the net second quarter 2002 restructuring charge balance at September 30, 2002 of approximately $3.1 million, and the timing of inventory purchases and expenditures and their related liability balances as of December 31, 2001, as compared to September 30, 2002.

(d)
Deferred revenue increased from $15.7 million at December 31, 2001 to $17.9 million at September 30, 2002, an increase of 14%. This increase reflects the deferral of revenue from bundled LiveSecurity Service subscriptions included in new product revenues and renewals of LiveSecurity Service subscriptions from a growing customer base.

Investing activities

Cash provided by investing activities was $7.9 million in the nine months ended September 30, 2001 and $1.4 million in the nine months ended September 30, 2002. During 2001, these activities primarily related to short-term investing activity of the proceeds received from our public offerings, offset by capital expenditures for equipment and furniture. During 2002, these activities primarily related to short-term investing activity of the proceeds received from our public offerings, offset by the net cash consideration paid in connection with the acquisition of RapidStream. To complete the acquisition of RapidStream, we expended approximately $19.0 million in cash in the nine months ended September 30, 2002, including consideration paid as part of the purchase price, acquisition-related costs and additional costs of closing.

Financing activities

Cash provided by financing activities totaled $1.9 million in the nine months ended September 30, 2001 and $1.0 million in the nine months ended September 30, 2002. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

We believe that our existing cash and securities balances will be sufficient to meet our anticipated cash needs for the increased operating expenses associated with the acquisition of RapidStream, for other potential acquisitions or technology investments, for our announced plan to repurchase up to $8 million of our common stock and for our working capital and capital expenditures for at least the next 12 months. We may need to seek additional funding before that time through public or private financings or other arrangements, however, if the underlying assumed levels of spending for other potential acquisitions of or investments in complementary businesses or technologies prove to be inaccurate.

Other Commitments

In the nine months ended September 30, 2002, we were a party to several noncancelable, nonrefundable agreements to purchase inventory, for a total commitment of $2.7 million.

In the event that the average of the high and low sales prices of WatchGuard common stock on the first anniversary of the closing date, April 2, 2003, is less than the average of the high and low sales prices of WatchGuard common stock on the closing date of the merger, WatchGuard will make an aggregate cash payment to the former holders of RapidStream common stock equal to the product of 0.42 multiplied by the difference between (i) the average trading price on the closing date, $6.32, discounted to reflect the effect on fair market value of the lockup restrictions on the Lockup Shares and (ii) the average trading price on the first anniversary of the closing date, multiplied by the number of shares of WatchGuard common stock issued to and held by the former holders of RapidStream common stock, or up to approximately 915,000 shares. WatchGuard expects that any payment, if required, would not be material to its financial position.

Unaudited Pro Forma Operating Results

Our management reviews our operating results on a pro forma basis in making operating decisions, and we believe pro forma results provide additional meaningful information. The following table provides our pro forma results for the three- and nine-month periods ended September 30, 2001 and 2002 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss–as reported	$(5,893)	$(3,588)	$(26,775)	$(19,925)
Adjustments to reconcile net loss in the financial statements to pro forma net loss:
Stock-based compensation	1,468	288	8,534	1,302
Amortization of goodwill	1,837	—	5,508	—
Amortization of other intangibles assets acquired intangibles	887	1,219	2,664	3,159
Acquired in-process technology	—	—	—	1,179
Restructuring charges	—	—	2,900	4,272

Pro forma net loss	$(1,701)	$(2,081)	$(7,169)	$(10,013)

Basic and diluted pro forma net loss per share	$(0.06)	$(0.06)	$(0.27)	$(0.33)

Shares used in computation of basic and diluted pro forma net loss per share	26,839	32,341	26,594	30,507

Pro forma information is presented for informational purposes only and is not prepared in accordance with generally accepted accounting principles. Pro forma results exclude:

•
noncash stock-based compensation expenses originating from employee stock options granted at less than fair value, stock options granted to consultants and stock options, unregistered common stock and common stock subject to repurchase issued in connection with our acquisition of BeadleNet in October 1999, Qiave in October 2000 and RapidStream in April 2002;

•	the amortization of goodwill, purchased technology and other intangibles arising from the BeadleNet, Qiave and RapidStream acquisitions;

•	acquired in-process technology; and

•	restructuring charges.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of September 30, 2002, we had an accumulated deficit of approximately $102.5 million. Although our revenues have increased each year since we began operations, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. We expect that over time we will have to increase our operating expenses in connection with

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	pursuing additional strategic acquisitions;

•	hiring additional personnel; and

•	upgrading our information and internal control systems.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of our 2002 restructuring and our impairment analysis of our Qiave intangible asset and goodwill relating to the acquisitions of BeadleNet, Qiave and RapidStream. Although we do not anticipate further significant adjustments to our 2002 restructuring, the actual costs related to the restructuring may differ from the estimate if it takes us longer than expected to find suitable tenants, if there are further changes in the real estate market in those areas where excess facilities are located, or if we are unable to negotiate affordable contract termination fees or litigation costs related to contract terminations are greater than expected. Although revenues resulting from the acquisition of Qiave have thus far failed to meet our expectations, no impairment of the related intangible asset is currently indicated as WatchGuard intends to integrate certain of the Qiave technology into its core product offerings. If such integration is unsuccessful and the revenues from the sale of Qiave products separate from our core product offerings continue to fall below expectations, however, impairment may be indicated in the future. SFAS No. 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis or on an interim basis if circumstances change or if events occur that would reduce the fair value of a reporting unit below its carrying value. The Company determines fair value using the market value method or the present value method of measurement of future cash flows. The company is currently in the process of performing its annual impairment analysis and expects to complete its analysis before year-end, and should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2002. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

We currently expect that future revenues will be primarily generated through sales of our Firebox products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers, or VARs, and Internet service providers and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly the Firebox Vclass products based on the RapidStream technology we acquired in the second quarter of 2002, however, are relatively new and unproven. The Firebox Vclass products were launched in May of 2002 and delivered in June of 2002, and the broadcast portion of our LiveSecurity solution has been available only since February 1999. The Firebox Vclass products are also directed at a new class of customer for us, one that requires a high performance security solution with enterprise-level networking functionality and VPN scalability, and we may be unsuccessful in marketing and selling to this class of customer. To receive our LiveSecurity Service, enterprises are required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel partner. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information. Because our LiveSecurity Service is an innovative service, we may not be able to accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

We may not realize any significant benefits from our relationship with Check Point Software Technologies Ltd. or the sale of the RapidStream-branded Secured by Check Point line of products.

Following our acquisition of RapidStream in the second quarter of 2002, we entered into a relationship with Check Point under which we market a line of products that includes Check Point security software. These products, which are sold under the RapidStream brand as “Secured by Check Point,” are new and unproven and may not achieve market acceptance. In addition, Check Point is a competitor of ours in the Internet security industry, and our relationship with Check Point is terminable by both parties at will. If Check Point discontinues its relationship with us or fails to devote sufficient resources and attention to the marketing of our RapidStream products, we may not realize any benefits from our relationship with Check Point and may not generate significant revenues from the sale of the RapidStream line of products.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

The market for Internet security products is intensely competitive and we expect competition to intensify in the future, particularly with our expansion into the larger enterprise market with the products based on the RapidStream technology. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point, Cisco Systems, Inc., NetScreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and NetworkAssociates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products hat they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

If our third-party channel customers fail to perform, our ability to sell our products and services will be limited.

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two of our channel customers, Ingram Micro and Tech Data, together accounted for 25% of our revenues in the nine months ended September 30, 2002. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of consolidating our channel by reducing the number of channel customers with whom we have a direct contract while expanding our programs for our indirect partners to improve overall performance and efficiencies. If this consolidation causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $1.1 million in 1999, $1.9 million in 2000 and $6.9 million in 2001, or 5%, 3% and 10% of total revenues before returns and allowances. The provision for returns and allowances was $2.4 million, or 12% of total revenues before returns and allowances, for the three months ended September 30, 2001 and $1.1 million, or 5% of total revenues before returns and allowances, for the three months ended September 30, 2002. We decreased the sales reserve as a percentage of total revenues during the three months ended September 30, 2002 to reflect improved trends of actual returns and allowances. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with new products, including new products resulting from our acquisition of RapidStream, the provision may still be inadequate.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 50% of our revenues in 1999, 55% in 2000, 56% in 2001 and 57% in the nine months ended September 30, 2002. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

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

Foreign Currency Risk

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currencies during the nine-month period ended September 30, 2002 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to WatchGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the Evaluation Date, which is a date within 90 days before the filing of this quarterly report, and they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

38

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1
Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.1 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

3.2	Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

99.1	Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002
WATCHGUARD TECHNOLOGIES, INC

By:	/s/ MICHAEL E. MCCONNELL
Michael E. McConnell
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James A. Cady, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WatchGuard Technologies, Inc. (WatchGuard);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of WatchGuard as of, and for, the periods presented in this quarterly report;

4.
WatchGuard’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for WatchGuard and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to WatchGuard, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of WatchGuard’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
WatchGuard’s other certifying officer and I have disclosed, based on our most recent evaluation, to WatchGuard’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect WatchGuard’s ability to record, process, summarize and report financial data and have identified for WatchGuard’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in WatchGuard’s internal controls; and

6.
WatchGuard’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ JAMES A. CADY
JAMES A. CADY President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

I, Michael E. McConnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WatchGuard Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of WatchGuard as of, and for, the periods presented in this quarterly report;

4.
WatchGuard’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for WatchGuard and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to WatchGuard, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of WatchGuard’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
WatchGuard’s other certifying officer and I have disclosed, based on our most recent evaluation, to WatchGuard’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect WatchGuard’s ability to record, process, summarize and report financial data and have identified for WatchGuard’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in WatchGuard’s internal controls; and

6.
WatchGuard’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ MICHAEL E. MCCONNELL
MICHAEL E. MCCONNELL Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

WATCHGUARD TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit	Description

3.1
Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.1 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

3.2	Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

99.1	Certifications of Chief Executive Officer and Chief Financial Officer