Form 10-Q
period 2003-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2003-05-14
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003	Commission File Number 000-26819

WATCHGUARD TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1712427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Fifth Ave. South, Suite 500, Seattle WA 98104-3892

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:  (206) 521-8340

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

32,843,029 shares of WatchGuard common stock were outstanding as of May 6, 2003.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	December 31, 2002	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$8,890	$12,486
Short-term investments	80,412	75,739
Trade accounts receivable, net	8,813	10,183
Inventories, net	4,442	6,259
Prepaid expenses and other	4,435	3,935

Total current assets	106,992	108,602
Property and equipment, net	6,467	6,512
Goodwill	66,605	66,605
Other intangibles, net and other assets	9,234	8,568

Total assets	$189,298	$190,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,905	$5,455
Accrued expenses and other liabilities	5,143	6,796
Accrued restructuring and acquisition costs	9,035	7,445
Deferred revenues	18,451	18,814

Total current liabilities	37,534	38,510
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 32,655,404 at December 31, 2002 and 32,833,039 at March 31, 2003	33	33
Additional paid-in capital	265,932	266,704
Deferred stock-based compensation	(254)	(154)
Accumulated other comprehensive income	229	219
Accumulated deficit	(114,176)	(115,025)

Total stockholders’ equity	151,764	151,777

Total liabilities and stockholders’ equity	$189,298	$190,287

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2003

Revenues:
Product	$10,558	$14,579
Service	4,954	7,230

Total revenues	15,512	21,809

Cost of revenues:
Product	4,297	4,975
Service	1,516	1,475

Total cost of revenues	5,813	6,450

Gross margin	9,699	15,359

Operating expenses:
Sales and marketing (1)	7,438	8,673
Research and development (2)	4,668	5,219
General and administrative (3)	2,000	1,934
Stock-based compensation	613	121
Amortization of other intangible assets acquired	721	518

Total operating expenses	15,440	16,465

Operating loss	(5,741)	(1,106)
Interest income, net	1,120	263

Loss before income taxes	(4,621)	(843)
Provision for income taxes	13	6

Net loss	$(4,634)	$(849)

Basic and diluted net loss per share	$(0.17)	$(0.03)

Shares used in calculation of basic and diluted net loss per share	27,117	32,740

(1)	Sales and marketing expenses exclude amortization of stock-based compensation of $12 and $13 for the three months ended March 31, 2002 and 2003, respectively.
(2)	Research and development expenses exclude amortization of stock-based compensation of $596 and $94 for the three months ended March 31, 2002 and 2003, respectively.
(3)	General and administrative expenses exclude amortization of stock-based compensation of $5 and $14 for the three months ended March 31, 2002 and 2003, respectively.

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2003

OPERATING ACTIVITIES:
Net loss	$(4,634)	$(849)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	623	722
Amortization of other intangible assets acquired	723	518
Amortization of stock-based compensation	613	121
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,581)	(1,370)
Inventories, net	1,448	(1,817)
Prepaid expenses and other	875	500
Other intangibles, net and other assets	5	138
Accounts payable	(2,113)	550
Accrued expenses and other liabilities	1,283	1,653
Accrued restructuring and acquisition costs	(329)	(1,590)
Deferred revenues	893	363

NET CASH USED IN OPERATING ACTIVITIES	(3,194)	(1,061)

INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(757)
Proceeds from maturity of marketable securities	17,845	42,655
Proceeds from sale of marketable securities	17,336	—
Purchases of marketable securities	(32,775)	(37,992)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,387	3,906

FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and the sale of common stock through the employee stock purchase plan	370	751

NET CASH PROVIDED BY FINANCING ACTIVITIES	370	751

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(437)	3,596
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,958	8,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,521	$12,486

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2002 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2003. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2002 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 26, 2003.

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

Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenues to delivered elements once it has established vendor-specific objective evidence for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The promotional rebates vary by type and term and are earned by customers in accordance with various conditions. WatchGuard accounts for promotional rebates given to customers in accordance with the Emerging Issues Task Force (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which requires that sales incentives given to customers or resellers be accounted for as a reduction of revenue unless a vendor receives a benefit that is identifiable and can be reasonably estimated. WatchGuard accrues the maximum amount possible unless historical trends indicate a lower rate of accrual is adequate.

Revenues from some distribution arrangements are not recognized until the distributors sell the products to their customers, including those who have unlimited stock return and rotation rights. Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the contract, typically 90 days to two years. WatchGuard’s payment terms typically range from 30 to 60 days.

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

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three-month periods ended March 31, 2002 and March 31, 2003, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2002	2003

Net loss	$(4,634)	$(849)
Unrealized loss on investments	(513)	(10)

Comprehensive loss	$(5,147)	$(859)

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 generally requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. As the provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2003, and WatchGuard did not undertake these activities in the three months ended March 31, 2003, SFAS 146 did not have a material impact on WatchGuard’s consolidated financial statements.

At the November 21, 2002 meeting, the EITF of the FASB reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple-deliverable arrangements into separate units of accounting, such as SOP 97-2, the arrangement should be accounted for in accordance with that literature. As WatchGuard accounts for the multiple-elements revenue arrangements in accordance with SOP 97-2, it does not believe the adoption of EITF Issue 00-21 will have a material impact on its financial position or results of operation.

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3—BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2002	March 31, 2003
Trade accounts receivable	$11,144	$12,570
Reserve for returns and allowances	(1,845)	(1,946)
Allowance for uncollectible accounts	(486)	(441)

	$8,813	$10,183

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2002	March 31, 2003
Finished goods	$3,811	$4,702
Components	1,256	2,162

	5,067	6,864
Inventory reserves	(625)	(605)

	$4,442	$6,259

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2002	March 31, 2003
Accrued payroll-related liabilities	$2,226	$2,231
Other accrued liabilities	2,917	4,565

	$5,143	$6,796

Accrued Restructuring and Acquisition Costs

Accrued restructuring and acquisition costs consisted of the following (in thousands):

	December 31, 2002	March 31, 2003
Accrued acquisition costs	$1,628	$1,413
Accrued restructuring costs	7,407	6,032

	$9,035	$7,445

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4—BUSINESS RESTRUCTURINGS

During 2001 and 2002, WatchGuard recorded restructuring charges of $3.7 million and $8.1 million, respectively. At March 31, 2003, the remaining balance of the restructuring liabilities was $6.0 million. No adjustments to the remaining liabilities were required in the three-month period ended March 31, 2003.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for certain liabilities related to abandoned facilities which are as follows (in thousands):

	December 31, 2002 Accrued Restructuring Balance	Amounts Paid or Charged	March 31, 2003 Accrued Restructuring Balance

Accrued liabilities related to abandoned facilities	$2,035	$(149)	$1,886

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc., which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. As a result of this restructuring, WatchGuard recorded a $6.7 million restructuring charge in 2002.

As part of this reorganization, WatchGuard implemented a workforce reduction of 36 employees, which represented approximately 10% of WatchGuard’s post-acquisition employee base and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2002. Other costs associated with the reorganization consist of contract terminations and the consolidation of excess facilities. Costs that related to ongoing operations were not included as restructuring charges. Restructuring charges for severance and termination benefits were paid by December 31, 2002, while accrued amounts related to losses for the lease buyout or sublease of abandoned facilities of approximately $4.1 million at March 31, 2003 are expected to be realized through 2010. Contract termination costs were paid during the quarter ended March 31, 2003, except for certain legal fees that will be paid by June 30, 2003.

The accrued liability relating to this restructuring as of December 31, 2002 and activity recorded through March 31, 2003 is as follows (in thousands):

	December 31, 2002 Accrued Restructuring Balance	Amounts Paid or Charged	March 31, 2003 Accrued Restructuring Balance

Costs related to cancellation of technology-related contracts	$580	$(559)	$21
Abandoned facilities and other	4,792	(667)	4,125

Total	$5,372	$(1,226)	$4,146

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5—STOCK-BASED COMPENSATION

WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard’s common stock at the date of grant over the stock option exercise price.

The following pro forma information regarding stock-based compensation has been determined as if WatchGuard had accounted for its employee stock options and employee stock purchase plan shares under the fair market value method of SFAS 123. The fair value of the employee stock options was estimated at the date of grant, using a minimum value option pricing model through the date of WatchGuard’s initial public offering in July 1999 and using the Black-Scholes pricing model thereafter. The estimated fair value of the options is amortized over their vesting periods.

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2003

Net loss—as reported	$(4,634)	$(849)
Add: stock-based compensation, as reported	613	121
Deduct: stock-based compensation determined under fair-value-based method	(9,655)	(5,849)

Net loss—pro forma	(13,676)	(6,577)

Net loss per share—as reported	$(0.17)	$(0.03)
Net loss per share—pro forma	$(0.50)	$(0.20)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of WatchGuard’s financial condition and results of operations. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. References to “we,” “our” and “us” in this quarterly report refer to WatchGuard Technologies, Inc. and our wholly owned subsidiaries.

Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this quarterly report include, without limitation:

•	information concerning possible or assumed future operating results, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about our costs and operating expenses relative to our revenues and the expected composition of our revenues;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, investments and available bank borrowings to meet those requirements;

•	information about the anticipated timing of new product releases;

•	other statements about our plans, objectives, expectations and intentions; and

•	other information that is not historical facts.

Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below under the heading “Important Factors That May Affect Our Operating Results, Our Business and Our Stock Price” in this quarterly report. Other factors besides those described in this quarterly report could also affect actual results. You should carefully consider those factors in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this quarterly report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC.

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

Our core market spans the small- to medium-sized enterprise, or SME, market, from companies at the lower end where ease-of-use is a key requirement, to companies at the high end, including those with high-speed connections supporting virtual private networks, or VPNs, between the corporate headquarters and geographically dispersed branch offices, where performance, scalability and networking features are key requirements. In addition, with the introduction of our RapidStream line of “Secured by Check Point” appliances, we also have the opportunity to leverage the established presence of Check Point Software Technologies Ltd., or Check Point, in the large enterprise market.

We sell our Internet security solutions indirectly to end-users through thousands of distributors and resellers, with customers located in over 125 countries. We also sell directly and indirectly to a number of service providers that implement our managed security solution.

Since January 2002, we have continued to invest heavily in the development of our products as follows:

•	In April 2002, we acquired RapidStream, Inc., a privately held provider of high-performance, ASIC (application-specific integrated circuit)-based firewall and VPN appliances.

•	In April 2002, we entered into a partnership with Check Point to deliver a RapidStream “Secured by Check Point” line of high-performance security firewall and VPN appliances based on Check Point’s custom-designed security ASIC technology and integrating Check Point Next Generation software, which is targeted at the Global 1000 and large enterprise market. In June 2002, we introduced this RapidStream line.

•	In the second quarter of 2002, we introduced high-performance Firebox Vclass VPN and firewall appliances, which are based on custom-designed security ASIC processors and are designed to address the performance and flexibility needs of a wide range of customers, including those in the higher end of the SME market that are running large distributed networks and data center environments.

•	In August 2002, we introduced our new Firebox SOHO 6, Firebox SOHO 6tc, and Firebox SOHO 6tc–50 user models.

•	In March 2003, we introduced the Firebox S6 and Firebox S-6-VPN firewall and VPN network security appliances for small businesses, remote offices and telecommuters, fully localized for the Japanese market.

•	In March 2003, we introduced the Firebox V60L, an addition to our line of Firebox Vclass security appliances, based on WatchGuard’s intelligent ASIC architecture. The new product is designed to provide mid-size enterprises with firewall/VPN performance and scalability superior to other solutions in the same price range.

•	In March 2003, we introduced the Firebox 500, an addition to our Firebox III family of sophisticated, easy-to-manage security solutions for SMEs. The new product is a hardened firewall appliance for small businesses requiring perimeter security, mobile user VPN support and Web content control.

•	In March 2003, we introduced the Firebox V200, which extends our line of high-performance Firebox Vclass security solutions based on WatchGuard’s intelligent ASIC architecture. The new product is designed to eliminate the need for multiple appliances in environments requiring multi-gigabit throughput, providing a cost-effective, easy-to-implement solution for distributed enterprises and service providers.

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

•	revenue recognition, including sales returns and allowances;

•	the provision for bad debt;

•	inventory reserves;

•	restructuring reserves;

•	the allocation of purchase price in business combinations to intangible assets; and

•	analysis of impairment of goodwill and intangible assets.

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

Revenue Recognition

Revenue recognition rules for software companies are very complex. Although we follow very specific and detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. The complexity of the revenue recognition rules and estimates inherent in the revenue recognition process makes revenue results difficult to predict, and any shortfall in revenues or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We generate revenues through:

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

•	sales of products and service subscriptions directly and, from time to time, indirectly through our distributors to our service provider customers at volume pricing rates; and

•	sales of service subscription renewals directly to end-users.

Product revenues include:

•	sales of our security appliance and the perpetual software license fees for our Firebox products that are bundled with the sale of our security appliance as part of our security solutions;

•	revenues from sales of software options, such as user expansion and software management modules;

•	hardware sales of our RapidStream “Secured by CheckPoint” line of high-performance security appliances;

•	sales of our ServerLock products and anti-virus solutions for server content, application and desktop security; and

•	revenues from sales of our network operations center security suite software license as part of our managed security solution.

Revenues from products are generally recognized upon delivery if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. While we generally recognize product revenues upon shipment, revenues on product sales for some of our major distributors are recorded when these distributors have sold the product to their customers.

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

We have established cash and noncash allowances for estimated returns, return rights and pricing protection rights. We have also established an allowance for promotional rebates that may be earned by our customers. We estimate these reserves and adjust them periodically based on historical rates of returns and allowances, as well as the expected effect of current promotional programs and new product introductions. We estimate the allowance for promotional rebates based on the maximum amounts potentially available to the customers, unless we accumulate sufficient historic evidence for individual customers with respect to their realization of rebates. If new or expanded promotional programs are introduced, or new products are announced, additional allowances may be required. Alternatively, if actual promotional rebates fall below maximum exposure levels, we may reduce the allowances and recognize additional revenue.

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

Business Combinations Purchase Price Allocation

We account for our business combinations using the purchase method of accounting prescribed by SFAS 141. We allocate the total consideration paid in an acquisition to the fair value of the acquired company’s identifiable assets and liabilities. The remainder of consideration is allocated to goodwill.

We identify and record separately the intangible assets acquired as part of goodwill based on the specific criteria for separate recognition established in SFAS 141, namely:

•	the asset arises from contractual or other legal rights or

•	the asset is capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged.

We recognize current technology as a separate intangible asset acquired and assign the value to this technology based on the income valuation approach, reflecting the present value of the projected net cash flows expected to be generated from future commercial sales of products incorporating this current technology. WatchGuard capitalizes the acquired technology that had reached the phase of technological feasibility.

Apart from the capitalized current technology, we also identify the value of the research and development efforts spent on the technology that has not yet reached the technological feasibility stage and does not have alternative future uses. We base this value of the in-process research and development on several factors, including the state of the development of each project, the time and cost needed to complete the project, expected income and associated risks related to the viability of the potential changes in future target markets. The value of the in-process research and development is expensed at the time of acquisition per SFAS 2.

Accounting for Goodwill and Other Intangibles

Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as capitalized technology and other definite-lived intangible assets.

Pursuant to SFAS 142, we test purchased goodwill for impairment at least annually. Application of the goodwill impairment test may require judgments, including those inherent in the determination of fair value of the reporting unit in which the goodwill resides and the resulting determination of the implicit value of the goodwill. Significant judgments required to estimate the fair value include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value.

Separable intangible assets that do not have indefinite lives are amortized over their useful lives ranging between three and five years. In accordance with SFAS 144, these assets are also periodically reviewed for the existence of facts and circumstances, both internal and external, which may suggest potential impairment. The determination of whether these intangible assets are impaired involves significant judgments based on short- and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to continue to develop and ultimately to commercialize the products based on these intangible assets, as well as our projections of future cash flows from these products. Changes in strategy and/or market conditions may result in impairment adjustments.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2002	2003

Revenues:
Product	68.1%	66.8%
Service	31.9	33.2

Total revenues	100.0	100.0

Cost of revenues:
Product	27.7	22.8
Service	9.8	6.8

Total cost of revenues	37.5	29.6

Gross margin	62.5	70.4

Operating expenses:
Sales and marketing	47.9	39.8
Research and development	30.1	23.9
General and administrative	12.9	8.9
Stock-based compensation	4.0	0.5
Amortization of other intangible assets acquired	4.6	2.4

Total operating expenses	99.5	75.5

Operating loss	(37.0)	(5.1)

Interest income, net	7.2	1.2

Loss before income taxes	(29.8)	(3.9)

Provision for income taxes	0.1	0.0

Net loss	(29.9)%	(3.9)%

Three Months Ended March 31, 2002 and 2003

Revenues

	Three Months Ended March 31,		Percentage Increase
	2002	2003

Revenues (in thousands):
Product	$10,558	$14,579	38%
Service	4,954	7,230	46%

Total	$15,512	$21,809	41%

Revenues (as % of total revenues):
Product	68%	67%
Service	32%	33%

Total	100%	100%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2002	2003

Revenues:
Americas	$6,182	$10,163	64%
EMEA	5,749	8,250	44%
APAC	3,581	3,396	(5)%

Total	$15,512	$21,809	41%

Revenues:
Americas	40%	47%
EMEA	37%	38%
APAC	23%	15%

Total	100%	100%

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Increase
	2002	2003

Revenues:
Tech Data	$2,281	$4,829	112%
Ingram Micro	*	2,818	N/A

Revenues:
Tech Data	15%	22%
Ingram Micro	*	13%

*	Less than 10%

The product revenues dollar increase was primarily due to larger unit volumes in connection with new product introductions, such as Firebox Vclass products in the second quarter of 2002 and SOHO 6 products in the third quarter of 2002 and, to a lesser extent, in connection with further additions of new products to the Firebox Vclass and Firebox lines in the first quarter of 2003. The dollar growth in product revenues is also attributed to the improved sales channel performance in the Americas and EMEA markets. The growth of international revenues was partially slowed by the decrease in sales in the Asia-Pacific region in the first quarter of 2003, as compared to the first quarter of 2002. In the first quarter of 2003, we were in the early stages of the realignment of our APAC business focused on improving the performance of our sales channels and localization of some of our products. Given these realignment efforts and the current economic uncertainty and deferral in spending by businesses on information technology, it is difficult to predict revenue levels in future quarters, which may remain depressed or fluctuate more than they have historically. We may be unable to maintain or increase the demand for our products, our revenues may not continue to grow at the same rate as in the past or at the rate expected, and we may be unable to achieve similar results in future periods.

The dollar increase in service revenues was primarily related to a growing installed base of customers purchasing LiveSecurity Service renewals in addition to initial service subscriptions included as part of the product bundle. The increase in service revenues as a percentage of total revenues is primarily due to $600,000 of service revenue in the first quarter of 2003 that was generated from LiveSecurity services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported. Although we may realize additional service revenues as a result of our license compliance initiatives, we expect a slower growth rate of service revenues through the remainder of 2003 as compared to corresponding periods of 2002.

The provision for estimated sales returns, price protection rights and promotional rebates was $1.1 million, or 7% of total revenues before the provision in the first quarter of 2002, and $1.7 million, or 7% of total revenues before the provision in the first quarter of 2003. The higher provision in absolute dollars in the first three months of 2003 as compared to the same period of 2002 corresponds to higher product sales. We expect to introduce new products and promotional programs through the remainder of 2003, which may affect our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2002	2003

Cost of revenues (in thousands):
Product	$4,297	$4,975	16%
Service	1,516	1,475	(3)%

Total	$5,813	$6,450	11%

Cost of revenues (as % of total revenues):
Product	28%	23%
Service	10%	7%

Total	38%	30%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	41%	34%
Service (as % of service revenues)	31%	20%

Gross margin (in thousands):
Product	$6,261	$9,604	53%
Service	3,438	5,755	67%

Total	$9,699	$15,359	58%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	59%	66%
Service (as % of service revenues)	69%	80%

Total (as % of total revenues)	62%	70%

Gross margins are impacted by various factors, including the volume discount level contained in our channel partner agreements, the cost of our Firebox and RapidStream “Secured by Check Point” appliances, the expense associated with provision for inventory reserves, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the mix of product and services sales, which may include hardware and software products and service subscriptions, or both, the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging and third-party product licensing fees. The dollar increase in cost of product revenues was primarily due to the increase in units sold. The decrease in cost of product revenues as a percentage of total product revenues was primarily due to the introduction of new products in the second and third quarters of 2002 with higher product margins and a lower provision for inventory reserves. We expect a dollar increase in cost of product revenues for the remainder of 2003 if we achieve the expected increase in shipments. We expect product gross margins to increase in the future in dollar amount, primarily as a result of increased sales combined with a more favorable product mix aimed at a greater quantity of higher-margin products. However, our gross margins may be adversely affected in the future by competitive selling pressures, the impact on the existing inventory values when replacement products are introduced and availability of key components. Our margins as a percentage of revenues could be negatively affected by the continued economic uncertainty, resulting in the downward pressure on the prices of the technology-based products.

Cost of service revenues includes the costs of our technical support organization and costs associated with our LiveSecurity Service. The percentage and dollar decrease in cost of service revenues and the resulting improved gross margin reflect operational and cost efficiencies we have realized at the same time that we have expanded our customer base. The percentage decrease in cost of service revenues in the first quarter of 2003 is also partially attributable to $600,000 of service revenue generated, without significant additional costs, from our license compliance initiative, discussed above. We expect service costs to increase in absolute dollar amount as our user base expands in the remainder of 2003. In the longer term, as revenues from LiveSecurity Service subscriptions grow, we expect our service margins to increase on an absolute dollar basis.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Percentage Increase
	2002	2003

Sales and marketing expenses (in thousands)	$7,438	$8,673	17%
Sales and marketing expenses (as % of total revenues)	48%	40%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral and trade show expenses. The dollar and percentage increases in sales and marketing expenses were primarily due to increases in headcount in our sales and marketing organizations and the expansion of marketing programs. Increases in both headcount and in marketing activities were primarily required to support the expansion of our product lines, such as the addition of our Firebox Vclass line and our RapidStream “Secured by CheckPoint” line, which was developed as a result of our acquisition of RapidStream in the second quarter of 2002. Specifically, major components of the increase were:

•	an increase in salaries, recruiting, consulting and related expenses from $4.1 million to $4.6 million;

•	an increase in marketing programs, including advertising, trade shows, public relations and other expenses from $2.0 million to $2.4 million; and

•	an increase in travel costs from $410,000 to $570,000.

We expect to continue to increase our sales and marketing expenses in dollar amount as we expand our international presence, especially in the APAC markets. We believe we will incur additional expenses to introduce new products and increase the adoption rate for these products as we continue to broaden our product offerings. We expect sales and marketing expenses to decrease as a percentage of revenues as we focus on improving depth and productivity of our existing channel partners.

Research and Development

	Three Months Ended March 31,		Percentage Increase
	2002	2003

Research and development expenses (in thousands)	$4,668	$5,219	12%
Research and development expenses (as % of total revenues)	30%	24%

Research and development expenses include salaries, costs of noncapitalized equipment and software tools, depreciation of capital equipment and software, costs associated with our security appliance prototypes and payments to designers and contractors. The dollar and percentage increases in research and development expenses primarily reflect the increases in headcount and corresponding employee-related costs, due to our acquisition of RapidStream in the second quarter of 2002. We also increased our investment in outsourced development, integration and certification costs. We continued to invest in the further development of our new product lines introduced in the second quarter of 2002, such as our Firebox Vclass line and our RapidStream “Secured by CheckPoint” line. In the first quarter of 2003, we also developed new additions to the Firebox Vclass and Firebox III lines, such as V60L, V200, Firebox S6 and Firebox 500. At the same time, we continued to integrate our existing and acquired products. Specifically, major components of the increase were:

•	an increase in payroll and related expenses from $2.9 million to $3.3 million; and

•	an increase in security appliance prototype development, certification and consulting costs from $590,000 to $750,000.

We expect research and development expenses to increase in dollar amount and decline as a percentage of revenues in the remainder of 2003. We believe that technological leadership is critical to our success and we are committed to continuing a high level of funding for our research and development effort in order to meet the changing requirements of our customers, to ensure continued introduction of new products as technology advances, and to enhance and expand our current product offerings.

General and Administrative

	Three Months Ended March 31,		Percentage Decrease
	2002	2003

General and administrative expenses (in thousands)	$2,000	$1,934	(3%)
General and administrative expenses (as % of total revenues)	13%	9%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance cost. The dollar and percentage decrease in general and administrative expenses reflects relatively stable headcount and related personnel costs, coupled with a reduction in outside professional service fees. We expect general and administrative expenses to increase in dollar amount and decline as a percentage of revenues in the remainder of 2003, as we incur additional costs related to the growth of our business and our operation as a public company, including new regulatory and corporate governance requirements.

Stock-Based Compensation

Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options. Stock-based compensation expenses allocated by functional operating expense category were as follows (in thousands):

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2002	2003

Sales and marketing	$12	$13	8%
Research and development	596	94	(84%)
General and administrative	5	14	180%

Total amortization of stock-based compensation	$613	$121	(80%)

Deferred stock-based compensation is recorded as a component of stockholders’ equity as the difference between the exercise price of options and the fair value of our common stock on the date of grant, and for the value of common stock subject to repurchase that we issued in connection with our October 2000 acquisition of Qiave and our April 2002 acquisition of RapidStream. In addition, deferred stock-based compensation is recorded for the fair value of stock options granted to consultants.

Amortization of Other Intangible Assets Acquired

Amortization of other intangible assets acquired consists of amortization of capitalized technology and other definite-lived intangibles related to our acquisitions of Qiave in 2000 and RapidStream in 2002. We are amortizing the intangible assets on a straight-line basis over useful lives ranging from three to five years. Amortization of other intangible assets acquired was $721,000 in the three months ended March 31, 2002 and $518,000 in the three months ended March 31, 2003. The decrease in amortization of other intangible assets acquired in the first quarter of 2003 as compared to the first quarter of 2002 resulted primarily from the following major factors:

•	During the fourth quarter of 2002, we developed a business plan that, because of limited resources, de-emphasized further development and integration of the technology we acquired in connection with our acquisition of Qiave Technologies Corporation in October 2000. Separately, we continued to realize lower than expected revenue from products based on the Qiave technology. As a result, the expected future cash flows were determined to be insufficient to support the carrying value of the Qiave capitalized technology. We therefore recorded an impairment charge of $6.7 million in the last quarter of 2002 of capitalized technology related to the acquisition of Qiave. This impairment charge reduced the remaining amortization basis of the Qiave technology, which resulted in the decrease of quarterly amortization expense of $700,000 in the first quarter of 2003.

•	In the first quarter of 2003, we recorded $500,000 amortization of intangible assets related to the acquisition of RapidStream, which acquisition was completed in the second quarter of 2002.

Interest Income, Net

Interest income, net is generated primarily from our investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-up public offering in February 2000. Interest income decreased from $1.1 million in the three months ended March 31, 2002 to $263,000 in the three months ended March 31, 2003. This decrease resulted from both a decrease in the average balance of invested funds primarily due to cash used for the acquisition of RapidStream and from a decrease in the average rates of return.

Income Taxes

Income tax expense of $13,000 in the three months ended March 31, 2002 and $6,000 in the three months ended March 31, 2003 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carry forward position for federal income tax purposes of approximately $185 million as of March 31, 2003. These carry forwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, approximately $104 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carry forwards.

Quarterly Results of Operations

The following tables provide our unaudited results of operations expressed both in dollar amounts and as a percentage of total revenues for each quarter in the five-quarter period ended March 31, 2003. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our unaudited consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:

Revenues:
Product	$10,558	$12,500	$14,224	$15,918	$14,579
Service	4,954	5,348	5,851	6,147	7,230

Total revenues	15,512	17,848	20,075	22,065	21,809

Cost of revenues:
Product	4,297	4,870	5,332	5,389	4,975
Service	1,516	1,551	1,509	1,393	1,475

Total cost of revenues	5,813	6,421	6,841	6,782	6,450

Gross margin	9,699	11,427	13,234	15,283	15,359

Operating expenses:
Sales and marketing	7,438	8,763	8,859	8,633	8,673
Research and development	4,668	6,015	5,306	4,869	5,219
General and administrative	2,000	2,031	1,786	1,987	1,934
Stock-based compensation	613	401	288	148	121
Amortization of other intangible assets acquired	721	1,219	1,219	7,896	518
Acquired in-process technology	—	1,179	—	—	—
Restructuring charges	—	4,272	—	3,819	—

Total operating expenses	15,440	23,880	17,458	27,352	16,465

Operating loss	(5,741)	(12,453)	(4,224)	(12,069)	(1,106)
Interest income, net	1,120	766	636	398	263

Loss before income taxes	(4,621)	(11,687)	(3,588)	(11,671)	(843)
Provision for income taxes	13	16	—	—	6

Net loss	$(4,634)	$(11,703)	$(3,588)	$(11,671)	$(849)

Basic and diluted net loss per share	$(0.17)	$(0.36)	$(0.11)	$(0.36)	$(0.03)

Shares used in calculation of basic and diluted net loss per share	27,117	32,095	32,341	32,540	32,740

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003

Consolidated Statement of Operations Data:

Revenues:
Product	68.1%	70.0%	70.9%	72.1%	66.8%
Service	31.9	30.0	29.1	27.9	33.2

Total revenues	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	27.7	27.3	26.6	24.4	22.8
Service	9.8	8.7	7.5	6.3	6.8

Total cost of revenues	37.5	36.0	34.1	30.7	29.6

Gross margin	62.5	64.0	65.9	69.3	70.4

Operating expenses:
Sales and marketing	47.9	49.1	44.1	39.1	39.8
Research and development	30.1	33.7	26.4	22.1	23.9
General and administrative	12.9	11.4	8.9	9.0	8.9
Stock-based compensation	4.0	2.2	1.4	0.7	0.5
Amortization of other intangible assets acquired	4.6	6.8	6.1	35.8	2.4
Acquired in-process technology	—	6.6	—	—	—
Restructuring charges	—	23.9	—	17.3	—

Total operating expenses	99.5	133.7	86.9	124.0	75.5

Operating loss	(37.0)	(69.7)	(21.0)	(54.7)	(5.1)
Interest income, net	7.2	4.3	3.2	1.8	1.2

Loss before income taxes	(29.8)	(65.4)	(17.8)	(52.9)	(3.9)
Provision for income taxes	0.1	0.1	—	—	0.0

Net loss	(29.9)%	(65.5)%	(17.8)%	(52.9)%	(3.9)%

During 2002 and the first quarter of 2003, global economic, political and other uncertainties, as well as constrained corporate information technology spending, appeared to slow the demand for our products and services. Like most companies in the technology sector, we are experiencing a downturn in the growth rate of revenues that began in the fourth quarter of 2000 and continues through the first quarter of 2003. We believe that both our revenues and our operating results for the five-quarter period presented above were negatively affected by the worldwide economic conditions and an overall reduction in capital spending by businesses.

As a result of realigning of our sales and marketing organization and refocusing our distribution and channel partner strategy in late 2001, we achieved growth in revenues in each of the four quarters of 2002. The sequential decline in revenues in the first quarter of 2003 was primarily driven by overall economic conditions and the realignment of our APAC sales organization and channel strategy. The decline in APAC regional revenue began in the last quarter of 2002 and continued to a greater extent into the first quarter of 2003. In the first quarter of 2003, in an attempt to expand the APAC market penetration, we focused on rebuilding our regional operation, including strengthening our sales channels and support infrastructure, as well as localizing some of our products. These efforts, however, may not be successful as soon as expected or at all.

Our gross margins, both in dollar amount and as a percentage of total revenues, have increased sequentially in each of the five quarters presented. The gross margin improvements in 2002 were caused by sequential revenue growth and the introduction of higher-margin, lower-cost products, improved pricing obtained from original equipment manufacturers and lower provision for inventory reserves. The percentage margin improvement in the first quarter of 2003 is primarily due to a larger percentage of higher-margin service revenues included in total revenues. The dollar margin improvement in the first quarter of 2003 is attributable to an additional $600,000 of service revenue generated without significant additional costs from our license compliance initiative discussed above.

Overall, our total operating expenses have fluctuated, both in dollar amount and as a percentage of revenues, in the five-quarter period ended March 31, 2003, due primarily to the acquisition of RapidStream and business restructuring in 2002.

The components of the total operating expense fluctuation are as follows:

•	Sales and marketing expenses increased sequentially in the first three quarters of 2002, declined by $230,000 in the fourth quarter of 2002 and remained relatively flat in the first quarter of 2003. The increase in sales and marketing expenses in 2002 reflects changes in our sales and marketing organizations, realignment of our distribution and channel partner strategy, increased sales commissions associated with increased revenues and enhanced marketing effort to support the introduction of new product lines and the broadening of existing lines. A small decline in the fourth quarter of 2002 is due to achievement of stability in our sales and marketing efforts. The achieved level on investment in sales and marketing in 2002 continued in the first quarter of 2003, as we continued to broaden our product offerings.

•	Research and development expenses increased sharply in the second quarter of 2002 as a result of the RapidStream acquisition, reflecting additional personnel and general development costs, and returned to the pre-acquisition level by the fourth quarter of 2002, as a result of eliminating duplicate resources during our restructuring in the second quarter of 2002. Our research and development expenses increased $350,000 in the first quarter of 2003 compared to the prior quarter, as we devoted more internal and outsourced resources for new product initiatives.

•	General and administrative expenses have been relatively stable for the five-quarter period ended March 31, 2003.

•	Stock-based compensation charges, associated primarily with the acquisition of Qiave in October 2000, have decreased sequentially for all quarters presented, due to recognizing a much larger portion of the expense in the early quarters after an acquisition.

•	Amortization of other intangible assets acquired increased in the second quarter of 2002 by $500,000 as we capitalized technology acquired in connection with the RapidStream acquisition. In the fourth quarter of 2002, we recorded a $6.7 million impairment charge of the capitalized technology related to the acquisition of Qiave, as we revised downwards our estimate of future cash flow streams from products based on this technology. The amortization expense recorded in the first quarter of 2003 reflects primarily the amortization of the RapidStream technology.

•	Acquired in-progress technology expense was recorded as a one-time cost in the second quarter of 2002 in connection with the acquisition of RapidStream.

•	Restructuring charges were recorded in the second and fourth quarters of 2002 and were associated with our 2001 and 2002 restructuring plans. In the fourth quarter of 2002, we revised upwards our estimates of restructuring losses on abandoned facilities due to the declining real estate market conditions in the areas where these excess facilities are located.

Liquidity and Capital Resources

As of March 31, 2003, we had $88.2 million in cash, cash equivalents and short-term investments. The cash equivalents and short-term investments were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit that we issued in September 2000 to our landlord in conjunction with the building lease for our corporate headquarters. Currently, our letter of credit is collateralized by short-term investments with our bank. Our working capital as of March 31, 2003 was $70.1 million.

Operating Activities

Our operating activities resulted in net cash outflows of $3.2 million in the three months ended March 31, 2002, and $1.1 million in the three months ended March 31, 2003. The operating cash outflows during these periods primarily resulted from significant investments in sales and marketing and research and development, all of which led to operating losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Three Months Ended March 31,
	2002	2003

Net loss	$(4,634)	$(849)
Add: noncash expenses	1,959	1,361
Subtract: changes in operating assets and liabilities	(519)	(1,573)

Net cash used in operating activities	$(3,194)	$(1,061)

The noncash expenses are associated with the amortization of other intangible assets acquired, depreciation and amortization of capital assets, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard.

Changes in the operating assets and liabilities reflect primarily changes in working capital components of the balance sheet apart from cash and short-term investments, with larger fluctuations within some of them as described below:

(a)	Trade Accounts Receivable, Net increased from $8.8 million at December 31, 2002 to $10.2 million at March 31, 2003, primarily reflecting the timing of revenues during the quarters ended December 31, 2002 and March 31, 2003. Days sales outstanding, or DSOs, calculated on a quarterly basis, increased from 36 days at December 31, 2002 to 42 days at March 31, 2003. DSOs are affected by the payment terms contained in our customer contracts, risks associated with the uncertain economy, whether revenues in a particular quarter are linear (that is, whether revenues are evenly distributed throughout the quarter or weighted more toward the end of the quarter), and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on our current sales mix, the linearity of revenues in past and future quarters, timing differences arising from the varying payment terms in our customer agreements and the growth of deferred revenue, we expect our DSOs to generally range from 50 to 60 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

(b)	Net Inventories increased from $4.4 million at December 31, 2002 to $6.3 million at March 31, 2003. The increase of inventories was due to an expansion of product offerings resulting from the RapidStream acquisition and introduction of new products in 2002 and 2003, as well as minimum required purchases of key components.

(c)	Accrued Expenses and Other Liabilities increased from $5.1 million at December 31, 2002 to $6.8 million at March 31, 2003. The increase resulted primarily from customer payments received in advance of revenue recognized.

(d)	Accrued Restructuring and Acquisition Costs decreased from $9.0 million at December 31, 2002 to $7.4 million at March 31, 2003, due to settlements of an abandoned lease and a technology-related contract, as well as to the payment of rents on excess facilities.

Investing Activities

Cash provided by investing activities was $2.4 million in the three months ended March 31, 2002 and $3.9 million in the three months ended March 31, 2003. In both periods, these activities primarily relate to short-term investment of the proceeds received from our public offerings, offset by capital expenditures for equipment and furniture.

Financing Activities

Cash provided by financing activities totaled $370,000 in the three months ended March 31, 2002 and $751,000 in the three months ended March 31, 2003. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

We believe that our existing available cash, cash equivalents and investments will be sufficient to meet our operating expenses, working capital needs and capital expenditure requirements, as well as to provide for potential acquisitions or technology investments, for at least the next 12 months. We may need to seek additional funding before that time through public or private financings or other arrangements, however, if the underlying assumed levels of spending for other potential acquisitions of or investments in complementary businesses or technologies prove to be inaccurate.

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are not cancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010. We have the option to extend this lease for an additional five-year term. We also lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We lease facilities in Aliso Viejo and San Jose, California and Waltham, Massachusetts under operating leases that expire between 2004 and 2006, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, and in Aliso Viejo and San Jose, California, are partially subleased to tenants, with sublease terms that expire between 2003 and 2010. We also have several operating leases for computer equipment. WatchGuard is also a party to several noncancelable and nonrefundable agreements to purchase inventory.

Our contractual commitments at March 31, 2003 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $1.7 million, are as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$23,748	$3,837	$6,384	$5,890	$7,637
Purchase obligations	1,813	1,813	—	—	—

Total	$25,561	$5,650	$6,384	$5,890	$7,637

We have entered into employment and executive retention agreements with certain employees and executive officers that, among other things, include certain severance and change-of-control provisions.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any legal proceedings, the adverse outcome of which, in our opinion, would have a material adverse effect on our operating results or financial position.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the later of six years after the date that the officer or director ceases to serve at our request in such capacity or the final termination of proceedings against the officer or director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of March 31, 2003, we had an accumulated deficit of approximately $115 million. Although our revenues have increased each year since we began operations, we may not be able to continue to grow our revenues as expected, and even if we are able to continue to grow our revenues, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. We expect that over time we will have to increase our operating expenses in connection with

•	continuing to develop our technology;

•	expanding into new product markets;

•	pursuing additional strategic acquisitions;

•	expanding into new geographic markets;

•	hiring additional personnel; and

•	upgrading our information and internal control systems.

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

Our discussion and analysis of financial condition and results of operations in this quarterly report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

•	revenue recognition, including sales returns and allowances;

•	bad debt;

•	inventory reserves;

•	restructuring reserves;

•	allocation of purchase price in business combinations to intangible assets; and

•	analysis of impairment of goodwill and other long-lived intangible assets.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of our 2001 and 2002 restructuring and impairment analysis of our Qiave intangible asset, as well as goodwill relating to our acquisitions of BeadleNet, Qiave and RapidStream. Although we do not anticipate further significant adjustments to our 2002 restructuring, the actual costs related to the restructuring may differ from estimates if it takes us longer than expected to find suitable tenants or if there are further changes in the real estate market where excess facilities are located. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Because many potential customers do not fully understand or remain unaware of the need for comprehensive, integrated Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for comprehensive, integrated Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased comprehensive Internet security solutions, and the concept of the security appliance that integrates multiple security technologies is relatively new and unproven. Also, there is a perception that comprehensive Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for comprehensive, integrated Internet security and we can convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for comprehensive, integrated Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our Firebox products and the related LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers and Internet service providers and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly the Firebox Vclass products based on the RapidStream technology we acquired in the second quarter of 2002, however, are relatively new and unproven. The Firebox Vclass products were launched in May 2002 and delivered in June 2002, and the broadcast portion of our LiveSecurity Service has been available only since February 1999. The Firebox Vclass products are also directed at a new class of customer for us, one that requires a high-performance security solution with enterprise-level networking functionality and VPN scalability, and we may be unsuccessful in marketing and selling to this class of customer.

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

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two of our channel customers, Ingram Micro and Tech Data, together accounted for 35% of our revenues in the quarter ended March 31, 2003. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of consolidating our channel by reducing the number of channel customers with whom we have a direct contract, while expanding our programs for our indirect partners to improve overall performance and efficiencies. While we have made progress in the Americas and EMEA regions, we are in an earlier stage of that process in the APAC region where, in addition to consolidation, a channel reorganization is required. The channel reorganization in the APAC region also includes identifying and hiring additional personnel to assist us in managing the channel. If the consolidation and reorganization causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers. In addition, the spread of SARS in the APAC region may also result in a loss or reduction in sales from our channel customers in that region.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions, notification of the end-of-life of existing products or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $1.9 million in 2000, $6.9 million in 2001 and $4.6 million in 2002 or 3%, 10% and 6% of total revenues before returns and allowances. The provision for returns and allowances was 1.7 million, or 7% of revenues, before returns and allowances in the quarter ended March 31, 2003. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with new products, including new products resulting from our acquisition of RapidStream, or notification of the end-of-life of existing products, the provision may still be inadequate.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 57% of our revenues in the quarter ended March 31, 2003. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

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

We believe that our existing available cash, cash equivalents and investments will be sufficient to meet our operating expenses, working capital needs and capital expenditure requirements, as well as to provide for potential acquisitions or technology investments, for at least the next 12 months. Our capital requirements will depend on several factors, however, including

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer at the time of purchase, with the exception of U.S. treasury and agency securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, with the average maturity of our investments equal to one year or less. The securities are subject to interest-rate risk and will decrease in value if interest rates increase. The fair value of our investment portfolio or related income would not be significantly affected by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio.

Foreign Currency Risk

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the three months ended March 31, 2003 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

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

May 14, 2003

WATCHGUARD TECHNOLOGIES, INC.

By:	/S/ MICHAEL E. MCCONNELL
Michael E. McConnell
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James A. Cady, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WatchGuard Technologies, Inc. (“WatchGuard”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of WatchGuard as of, and for, the periods presented in this quarterly report;

4.	WatchGuard’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for WatchGuard and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to WatchGuard, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/S/ JAMES A. CADY
James A. Cady President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

I, Michael E. McConnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WatchGuard Technologies, Inc. (“WatchGuard”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of WatchGuard as of, and for, the periods presented in this quarterly report;

4.	WatchGuard’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for WatchGuard and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to WatchGuard, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/S/ MICHAEL E. MCCONNELL
Michael E. McConnell Senior Vice President, Chief Financial Officer and Treasurer (Principal Executive Officer)

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