Form 10-Q
period 2003-06-30
WATCHGUARD TECHNOLOGIES INC
filed 2003-08-12
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

32,867,173 shares of WatchGuard common stock were outstanding as of July 31, 2003.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	December 31, 2002	June 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$8,890	$11,453
Short-term investments	80,412	73,437
Trade accounts receivable, net	8,813	9,349
Inventories, net	4,442	5,624
Prepaid expenses and other	4,435	3,266

Total current assets	106,992	103,129
Property and equipment, net	6,467	6,447
Goodwill	66,605	66,605
Other intangibles, net and other assets	9,234	8,027

Total assets	$189,298	$184,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,905	$5,640
Accrued expenses and other liabilities	5,143	6,142
Accrued restructuring and acquisition costs	9,035	6,699
Deferred revenues	18,451	17,582

Total current liabilities	37,534	36,063

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 32,655,404 at December 31, 2002 and 32,860,089 at June 30, 2003	33	33
Additional paid-in capital	265,932	266,743
Deferred stock-based compensation	(254)	(77)
Accumulated other comprehensive income	229	71
Accumulated deficit	(114,176)	(118,625)

Total stockholders’ equity	151,764	148,145

Total liabilities and stockholders’ equity	$189,298	$184,208

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Product	$12,500	$13,132	$23,058	$27,711
Service	5,348	6,888	10,302	14,118

Total revenues	17,848	20,020	33,360	41,829

Cost of revenues:
Product	4,870	6,066	9,167	11,041
Service	1,551	1,556	3,067	3,031

Total cost of revenues	6,421	7,622	12,234	14,072

Gross margin	11,427	12,398	21,126	27,757

Operating expenses:
Sales and marketing	8,763	8,204	16,201	16,877
Research and development	6,015	5,337	10,683	10,556
General and administrative	2,031	2,016	4,031	3,950
Stock-based compensation (1)	401	62	1,014	183
Amortization of other intangible assets acquired	1,219	554	1,940	1,072
Acquired in-process technology	1,179	—	1,179	—
Restructuring charges	4,272	—	4,272	—

Total operating expenses	23,880	16,173	39,320	32,638

Operating loss	(12,453)	(3,775)	(18,194)	(4,881)
Interest income, net	766	183	1,886	446

Loss before income taxes	(11,687)	(3,592)	(16,308)	(4,435)
Provision for income taxes	16	8	29	14

Net loss	$(11,703)	$(3,600)	$(16,337)	$(4,449)

Basic and diluted net loss per share	$(0.36)	$(0.11)	$(0.55)	$(0.14)

Shares used in calculation of basic and diluted net loss per share	32,095	32,842	29,580	32,791

(1) Stock-based compensation charges relate to the following expense categories:
Sales and marketing	$27	$5	$38	$17
Research and development	328	47	925	141
General and administrative	46	10	51	25

Total	$401	$62	$1,014	$183

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2003
OPERATING ACTIVITIES:
Net loss	$(16,337)	$(4,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	1,351	1,419
Amortization of other intangible assets acquired	1,944	1,072
Amortization of stock-based compensation	1,014	183
Acquired in-process technology	1,179	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,546)	(536)
Inventories, net	2,170	(1,182)
Prepaid expenses and other	347	1,169
Other intangibles, net and other assets	3	126
Accounts payable	411	735
Accrued expenses and other liabilities	1,533	999
Accrued restructuring and acquisition costs	3,129	(2,336)
Deferred revenues	1,544	(869)

NET CASH USED IN OPERATING ACTIVITIES	(4,258)	(3,669)

INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(1,390)
Proceeds from maturity of marketable securities	37,360	80,247
Proceeds from sale of marketable securities	30,839	—
Purchases of marketable securities	(41,389)	(73,430)
Net cash paid in connection with the acquisition of RapidStream	(16,793)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,939	5,427

FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and the sale of common stock through the employee stock purchase plan	546	805

NET CASH PROVIDED BY FINANCING ACTIVITIES	546	805

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,227	2,563

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,958	8,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,185	$11,453

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2002 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2003. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2002 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 26, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

Revenues from some distribution arrangements are not recognized until the distributors sell the products to their customers, including those who have unlimited stock return and rotation rights. Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the subscription, typically 90 days to two years. WatchGuard’s payment terms typically range from 30 to 60 days.

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

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three- and six-month periods ended June 30, 2002 and June 30, 2003, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss	$(11,703)	$(3,600)	$(16,337)	$(4,449)
Unrealized gain (loss) on investments	61	(148)	(452)	(158)

Comprehensive loss	$(11,642)	$(3,748)	$(16,789)	$(4,607)

Recent Accounting Pronouncements

At the November 21, 2002 meeting, the EITF of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple-deliverable arrangements into separate units of accounting, such as SOP 97-2, the arrangement should be accounted for in accordance with that literature. As WatchGuard accounts for the multiple-elements revenue arrangements in accordance with SOP 97-2, it does not believe the adoption of EITF Issue 00-21 will have a material impact on its financial position or results of operation.

In May 2003, SFAS 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2002	June 30, 2003
Trade accounts receivable	$11,144	$11,952
Reserve for returns and allowances	(1,845)	(2,164)
Allowance for uncollectible accounts	(486)	(439)

	$8,813	$9,349

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2002	June 30, 2003
Finished goods	$3,811	$4,635
Components	1,256	2,321

	5,067	6,956
Inventory reserves	(625)	(1,332)

	$4,442	$5,624

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2002	June 30, 2003
Accrued payroll-related liabilities	$2,226	$2,136
Other accrued liabilities	2,917	4,006

	$5,143	$6,142

Accrued Restructuring and Acquisition Costs

Accrued restructuring and acquisition costs consisted of the following (in thousands):

	December 31, 2002	June 30, 2003
Accrued acquisition costs	$1,628	$1,199
Accrued restructuring costs	7,407	5,500

	$9,035	$6,699

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – BUSINESS RESTRUCTURINGS

During 2001 and 2002, WatchGuard recorded restructuring charges of $3.7 million and $8.1 million, respectively. At June 30, 2003, the remaining balance of the restructuring liabilities was $5.5 million. No adjustments to the remaining liabilities were required in the six-month period ended June 30, 2003.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for certain liabilities related to abandoned facilities which are as follows (in thousands):

	December 31, 2002 Accrued Restructuring Balance	Amounts Paid or Charged	June 30, 2003 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$2,035	$(343)	$1,692

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

As part of this reorganization, WatchGuard implemented a workforce reduction of 36 employees, which represented approximately 10% of WatchGuard’s post-acquisition employee base and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2002. Other costs associated with the reorganization consist of contract terminations and the consolidation of excess facilities. Costs that related to ongoing operations were not included as restructuring charges. Restructuring charges for severance and termination benefits were paid by December 31, 2002, while accrued amounts relating to losses for the lease buyout or sublease of abandoned facilities of approximately $3.8 million at June 30, 2003 are expected to be realized through 2010. Contract termination costs were paid during the quarter ended March 31, 2003.

The accrued liability relating to this restructuring as of December 31, 2002 and activity recorded through June 30, 2003 is as follows (in thousands):

	December 31, 2002 Accrued Restructuring Balance	Amounts Paid or Charged	June 30, 2003 Accrued Restructuring Balance
Costs related to cancellation of technology-related contracts	$580	$(580)	$—
Abandoned facilities and other	4,792	(984)	3,808

Total	$5,372	$(1,564)	$3,808

NOTE 5 – STOCK-BASED COMPENSATION

WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard’s common stock at the date of grant over the stock option exercise price.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss—as reported	$(11,703)	$(3,600)	$(16,337)	$(4,449)
Add: stock-based compensation, as reported	401	62	1,014	183
Deduct: stock-based compensation determined under fair-value-based method	(9,129)	(4,441)	(18,784)	(10,290)

Net loss—pro forma	$(20,431)	$(7,979)	$(34,107)	$(14,556)

Net loss per share—as reported	$(0.36)	$(0.11)	$(0.55)	$(0.14)
Net loss per share—pro forma	$(0.64)	$(0.24)	$(1.15)	$(0.44)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of WatchGuard’s financial condition and results of operations. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. References to “we,” “our” and “us” in this quarterly report refer to WatchGuard Technologies, Inc. and its wholly owned subsidiaries.

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

Our core market spans the small- to medium-sized enterprise, or SME, market, from companies at the lower end where ease-of-use is a key requirement, to companies at the high end, including those with high-speed connections supporting virtual private networks, or VPNs, between the corporate headquarters and geographically dispersed branch offices, where performance, scalability and networking features are key requirements. In addition, through our partnership with Check Point Software Technologies Ltd., or Check Point, and with the introduction of our RapidStream line of “Secured by Check Point” appliances, we also have the opportunity to leverage the established presence of Check Point in the large enterprise market.

We sell our Internet security solutions indirectly to end-users through thousands of distributors and resellers, with customers located in over 125 countries. We also sell directly and indirectly to a number of service providers that implement our managed security solution.

Since January 2002, we have continued to invest heavily in the development of our products as follows:

•	In April 2002, we acquired RapidStream, Inc., a privately held provider of high-performance, ASIC (application-specific integrated circuit)-based firewall and VPN appliances.

•	In April 2002, we entered into a partnership with Check Point to deliver a RapidStream “Secured by Check Point” line of high-performance security firewall and VPN appliances based on our custom-designed security ASIC technology and integrating Check Point Next Generation software, which is targeted at the Global 1000 and large enterprise market. In June 2002, we introduced this RapidStream line.

•	In the second quarter of 2002, we introduced high-performance Firebox Vclass VPN and firewall appliances, which are based on custom-designed security ASIC processors and are designed to address the performance and flexibility needs of a wide range of customers, including those in the higher end of the SME market that are running large distributed networks and data center environments.

•	In August 2002, we introduced our new Firebox SOHO 6, Firebox SOHO 6tc, and Firebox SOHO 6tc–50 user models.

•	In March 2003, we introduced the Firebox S6 and Firebox S-6-VPN firewall and VPN network security appliances for small businesses, remote offices and telecommuters, fully localized for the Japanese market.

•	In March 2003, we introduced the Firebox V60L, an addition to our line of Firebox Vclass security appliances, based on WatchGuard’s intelligent ASIC architecture. The new product is designed to provide mid-size enterprises with firewall/VPN performance and scalability superior to other solutions in the same price range.

•	In March 2003, we introduced the Firebox 500, an addition to our Firebox III family of sophisticated, easy-to-manage security solutions for SMEs. The new product is a hardened firewall appliance for small businesses requiring perimeter security, mobile user VPN support and Web content control.

•	In March 2003, we introduced the Firebox V200, which extends our line of high-performance Firebox Vclass security solutions based on WatchGuard’s intelligent ASIC architecture. The new product is designed to eliminate the need for multiple appliances in environments requiring multi-gigabit throughput, providing a cost-effective, easy-to-implement solution for distributed enterprises and service providers.

•	In June 2003, we introduced the SOHO 6 Wireless product line, designed to provide a complete, robust wireless and scalable wired security solution in a single firewall/VPN appliance for small businesses, remote offices and telecommuters.

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

We generate revenues through:

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

•	sales of products and service subscriptions directly and, from time to time, indirectly, through our distributors to our service provider customers at volume pricing rates; and

•	sales of service subscription renewals directly to end-users.

Product revenues, net of sales returns, allowances and promotions, include:

•	sales of our security appliance and the perpetual software license fees for our Firebox products that are bundled with the sale of our security appliance as part of our security solutions;

•	revenues from sales of software options, such as user expansion and software management modules;

•	hardware sales of our RapidStream “Secured by Check Point” line of high-performance security appliances;

•	sales of our ServerLock products and anti-virus solutions for server content, application and desktop security; and

•	revenues from sales of our network operations center security suite software license as part of our managed security solution.

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

Bad Debts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Significant judgment is required when we assess the ultimate realization of receivables, including the probability of collection and the creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have an adverse effect on our results of operations.

Inventory Valuation

Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write our inventories down to estimated market value based on assumptions about future demand and market conditions. The introduction of new products that replace existing products, technological advances, and variation in market trends or customer preferences could, however, significantly affect these estimates and result in additional inventory write-downs, which could have an adverse effect on our results of operations.

Restructuring

In 2001 and 2002, we recorded significant accruals related to our restructuring plans. These accruals included estimates related to the abandonment of excess facilities. We have adjusted, as required, the restructuring accruals due to continued poor real estate market conditions in the areas where these excess facilities are located. The actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for excess facilities or if there are further changes in the real estate market in those areas where excess facilities are located. Any additional adjustments resulting from these factors could have a material effect on our financial condition and operating results.

Business Combinations Purchase Price Allocation

We account for our business combinations using the purchase method of accounting prescribed by SFAS 141. We allocate the total consideration paid in an acquisition to the fair value of the acquired company’s identifiable assets and liabilities. The remainder of consideration is allocated to goodwill.

We identify and record separately the intangible assets acquired apart from goodwill based on the specific criteria for separate recognition established in SFAS 141, namely:

•	the asset arises from contractual or other legal rights or

•	the asset is capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged.

We recognize current technology as a separate intangible asset acquired and assign the value to this technology based on the income valuation approach, reflecting the present value of the projected net cash flows expected to be generated from future commercial sales of products incorporating this current technology. WatchGuard capitalizes the acquired technology that has reached the phase of technological feasibility.

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

Separable intangible assets that do not have indefinite lives are amortized over their useful lives ranging between three and five years. In accordance with SFAS 144, these assets are also periodically reviewed for the existence of facts and circumstances, both internal and external, which may suggest potential impairment. The determination of whether these intangible assets are impaired involves significant judgments based on short- and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to continue to develop and ultimately to commercialize the products based on these intangible assets, as well as our projections of future cash flows from these products. Changes in strategy and/or market conditions may result in an impairment charge to our operating expenses, which could have an adverse effect on our results of operations.

Results of Operations for the Three and Six Month Periods Ended June 30, 2002 and 2003

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Product	70.0%	65.6%	69.1%	66.2%
Service	30.0	34.4	30.9	33.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product	27.3	30.3	27.5	26.4
Service	8.7	7.8	9.2	7.2

Total cost of revenues	36.0	38.1	36.7	33.6

Gross margin	64.0	61.9	63.3	66.4
Operating expenses:
Sales and marketing	49.1	41.0	48.6	40.4
Research and development	33.7	26.6	32.1	25.2
General and administrative	11.4	10.1	12.1	9.5
Stock-based compensation	2.2	0.3	3.0	0.4
Amortization of other intangible assets acquired	6.8	2.8	5.8	2.6
Acquired in-process technology	6.6	—	3.5	—
Restructuring charges	23.9	—	12.8	—

Total operating expenses	133.7	80.8	117.9	78.1

Operating loss	(69.7)	(18.9)	(54.6)	(11.7)
Interest income, net	4.3	0.9	5.7	1.1

Loss before income taxes	(65.4)	(18.0)	(48.9)	(10.6)
Provision for income taxes	0.1	0.0	0.1	0.0

Net loss	(65.5)%	(18.0)%	(49.0)%	(10.6)%

Revenues

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2002	2003		2002	2003
Revenues (in thousands):
Product	$12,500	$13,132	5%	$23,058	$27,711	20%
Service	5,348	6,888	29%	10,302	14,118	37%

Total	$17,848	$20,020	12%	$33,360	$41,829	25%

Revenues (as % of total revenues):
Product	70%	66%		69%	66%
Service	30%	34%		31%	34%

Total	100%	100%		100%	100%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2002	2003		2002	2003
Revenues:
Americas	$7,909	$10,077	27%	$14,091	$20,240	44%
EMEA	6,100	7,361	21%	11,849	15,611	32%
APAC	3,839	2,582	(33)%	7,420	5,978	(19)%

Total	$17,848	$20,020	12%	$33,360	$41,829	25%

Revenues:
Americas	44%	50%		42%	49%
EMEA	34%	37%		36%	37%
APAC	22%	13%		22%	14%

Total	100%	100%		100%	100%

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2002	2003		2002	2003
Revenues:
Tech Data	$2,676	$3,236	21%	$4,957	$8,065	63%
Ingram Micro	2,284	3,121	37%	3,648	5,939	63%
CDW	2,230	*	N/A	3,426	*	N/A
Revenues:
Tech Data	15%	16%		15%	19%
Ingram Micro	13%	16%		11%	14%
CDW	12%	*		10%	*

*	Less than 10%

The product revenues dollar increase in the three- and six-month periods ended June 30, 2003 as compared to the same periods of 2002 was primarily due to an increase in unit volumes for all major product lines, in connection with new product introductions, such as Firebox Vclass products in the second quarter of 2002 and SOHO 6 products in the third quarter of 2002 and, to a lesser extent, in connection with further additions of new products to the Firebox Vclass and Firebox III lines in the first quarter of 2003. The increase in unit volume in the three- and six-month periods ended June 30, 2003, as compared to the same periods of 2002 was partially offset by the following factors:

•	competitive pricing pressure in the Firebox III product line;

•	the launch of new promotional programs intended to drive future demand;

•	a shift in product mix towards lower priced products; and

•	the introduction of the lower priced products in the Firebox Vclass and Firebox III product lines.

From a regional standpoint, the increase in revenue in the three- and six-month periods ended June 30, 2003 as compared to the same periods of 2002 was mostly achieved in Americas and EMEA regions, due primarily to the improved sales channel performance in those regions. The growth of international revenues was partially slowed by the decrease in sales in APAC, specifically in Japan, in both the three- and six-month periods ended June 30, 2003, as compared to the same periods of 2002. In the first quarter of 2003 we were in the early stages of the realignment of our APAC business focused on improving the performance of our sales channels and localization of some of our products, and we continued this process in the second quarter of 2003.

Given these realignment efforts and the current economic uncertainty and deferral in spending by businesses on information technology, it is difficult to predict revenue levels in future quarters, which may decrease or fluctuate more than they have historically. We may be unable to maintain or increase the demand for our products, our revenues may not continue to grow at the same rate as in the past, may not grow at all or may decline, and we may be unable to achieve similar results in future periods.

The service revenues increase in both absolute dollars and a percentage of total revenues in the three- and six-month periods ended June 30, 2003 as compared to the same periods of 2002 was primarily related to a growing installed base of customers purchasing LiveSecurity Service renewals in addition to initial service subscriptions included as part of the product bundle.

The increase in service revenues in the six-month period ended June 30, 2003 as compared to the same period of 2002 is also attributable to service revenue of $600,000 in the first quarter of 2003 and $20,000 in the second quarter of 2003 that was generated from LiveSecurity services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported to WatchGuard by those customers.

Service revenue is related to the product shipments in the immediately preceding quarters, because a substantial portion of the service revenue results from the amortization of the initial service fee bundled with the original product purchase. Our product volume declined for the first two quarters of 2003 as compared to the last quarter of 2002. As a result of this decline in product volume negatively affecting the growth of initial service subscriptions, combined with the increasing installed customer base renewing services support, it is difficult to predict the growth rate of service revenues through the remainder of 2003, but we believe that the rate of service revenue growth will be lower than in the first six months of 2003.

The provision for estimated sales returns, price protection rights and promotional rebates was $1.3 million, or 7% of total revenues before the provision in the three-month period ended June 30, 2002, and $1.9 million, or 9% of total revenues before the provision in the same period of 2003. The higher provision in absolute dollars in the three-month period ended June 30, 2003 as compared to the same period of 2002 corresponds to higher product sales. The higher provision as a percentage of revenue in the three-month period ended June 30, 2003 as compared to the same period of 2002 relates to the introduction of new promotional campaigns in 2003.

The provision for estimated sales returns, price protection rights and promotional rebates was $2.4 million, or 7% of total revenues before the provision in the six-month period ended June 30, 2002, and $3.7 million, or 8% of total revenues before the provision in the same period of 2003. The higher provision in absolute dollars in the six-month period ended June 30, 2003 as compared to the same period of 2002 corresponds to higher product sales. The higher provision as a percentage of revenue in the first six months of 2003 as compared to the same period of 2002 relates to the introduction of new promotional campaigns in 2003.

We expect to introduce new products and promotional programs through the remainder of 2003, which may affect our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2002	2003		2002	2003
Cost of revenues (in thousands):
Product	$4,870	$6,066	25%	$9,167	$11,041	20%
Service	1,551	1,556	0%	3,067	3,031	(1)%

Total	$6,421	$7,622	19%	$12,234	$14,072	15%

Cost of revenues (as % of total revenues):
Product	27%	30%		28%	27%
Service	9%	8%		9%	7%

Total	36%	38%		37%	34%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	39%	46%		40%	40%
Service (as % of service revenues)	29%	23%		30%	21%

Gross margin (in thousands):
Product	$7,630	$7,066	(7)%	$13,891	$16,670	20%
Service	3,797	5,332	40%	7,235	11,087	53%

Total	$11,427	$12,398	8%	$21,126	$27,757	31%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	61%	54%		60%	60%
Service (as % of service revenues)	71%	77%		70%	79%
Total (as % of total revenues)	64%	62%		63%	66%

Gross margins are impacted by various factors, including the volume discount level offered to our customers, the cost of our hardware appliances, the expense associated with provision for inventory reserves, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the mix of product and services sales, which may include hardware and software products and service subscriptions, or both, the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and warranty.

The dollar increase in cost of product revenues in the three-month period ended June 30, 2003 as compared to the same period of 2002 was primarily due to an approximate $900,000 increase in the provision for inventory reserves, as well as due to the increase in units shipped. For this same period, gross margins decreased, in dollars and as a percent of revenue, primarily as a result of the increase in provision for inventory reserves mentioned above. If the provision for inventory reserves were excluded from the calculation of product margin, the product gross margin as a percentage of product revenue would have been approximately 63% for both the three-month period ended June 30, 2002 and the same period of 2003. Quantities of shipments of our products have been below our expectations for the past two quarters. Our cautionary projections for future quarters in combination with our product life cycle planning process resulted in us recording the additional provision for inventory reserves mentioned above for certain of our products, including our RapidStream “Secured by Check Point” brand product. This brand is a subset of the products and technology obtained as a result of our April 2002 acquisition of RapidStream, Inc. Additional inventory reserves may be required if RapidStream “Secured by Check Point” brand revenue continues to fall below our expectations.

The dollar increase in cost of product revenues in the six-month period ended June 30, 2003 as compared to the same period of 2002 was primarily due to the increase in unit volume, the provision for inventory reserves and cost of manufacturing. The downward effect of the increased inventory reserves described above on product margin as a percentage of related revenue was offset by a favorable shift in the product mix, associated with the introduction of new products in the second and third quarter of 2002 with higher unit margins, therefore product margins as a percentage of related revenue remained the same for both six-month periods ended June 30, 2002 and June 30, 2003.

Forecasting future product gross margin is difficult, as our gross margins may be adversely affected in the future by various factors, such as competitive selling pressures, the impact on the existing inventory values when replacement products are introduced and availability of key components. Our margins as a percentage of revenues could be negatively affected by the continued economic uncertainty, resulting in the downward pressure on the prices of the technology-based products.

Cost of service revenues includes the costs of our technical support organization and costs associated with our LiveSecurity Service.

Cost of service revenues remained relatively similar in absolute dollars and declined as a percentage of related revenue, with the corresponding increase in dollar and percentage service margin in the three- and six-month periods ended June 30, 2003 as compared to the same periods of 2002, due to operational and cost efficiencies we have realized at the same time that we have expanded our customer base. The larger percentage increase in service margins in comparative six-month periods than in the comparative three-month periods is also partially attributable to service revenue of $600,000 generated in the first quarter of 2003 and $20,000 generated in the second quarter of 2003, without significant additional costs, from our license compliance initiative mentioned above in the discussion of our service revenues.

We expect service costs to increase in absolute dollar amount as our user base expands in the remainder of 2003. In the longer term, as revenues from LiveSecurity Service subscriptions are expected to grow, we expect our service margins to increase on an absolute dollar basis.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Percent (Decrease)	Six Months Ended June 30,		Percent Increase
	2002	2003		2002	2003
Sales and marketing expenses (in thousands)	$8,763	$8,204	(6)%	$16,201	$16,877	4%

Sales and marketing expenses (as % of total revenues)	49%	41%		49%	40%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade show and advertising expenses.

The dollar and percentage decline in sales and marketing expenses in the three-month period ended June 30, 2003 as compared to the same period of 2002 was primarily due to decreases in marketing programs. Costs of marketing programs declined from $3.0 million in the three-month period ended June 30, 2002 to $2.5 million in the same period of 2003. The decline in these costs is primarily related to the reduction in certain promotional costs, as we attempt to balance those activities with increases in sales discounts and other promotional programs.

The dollar increase in sales and marketing expenses in the six-month period ended June 30, 2003 as compared to the same period of 2002 was primarily due to the increase of salaries, recruiting and consulting costs and other headcount related expenses associated with the expansion of our product lines, such as the addition of the Firebox Vclass line in the second quarter of 2002, and the additions of new products to the Firebox III and Firebox Vclass lines in the first quarter of 2003. This increase in headcount related expenses was somewhat offset by a decrease of approximately $500,000 in certain promotional costs. Sales and marketing expenses declined as a percentage of revenue as we focused on improving the productivity of our sales channels and the efficiency of our marketing campaigns.

We expect to continue investing in key areas of our sales and marketing organizations. At the same time we are targeting a reduction in our overall costs of sales and marketing for the remainder of 2003 as compared to the first six months of 2003.

Research and Development

	Three Months Ended June 30,		Percent (Decrease)	Six Months Ended June 30,		Percent (Decrease)
	2002	2003		2002	2003
Research and development expenses (in thousands)	$6,015	$5,337	(11)%	$10,683	$10,556	(1)%

Research and development expenses (as % of total revenues)	34%	27%		32%	25%

Research and development expenses include salaries, costs of noncapitalized equipment and software tools, depreciation of capital equipment and software, costs associated with our security appliance prototypes and payments to designers and contractors.

Research and development expenses declined in both absolute dollars and as a percentage of revenue in the three- and six-month periods ended June 30, 2003 as compared to the same periods of 2002. This decline is primarily related to the decline in salaries and benefits, associated with the reduction in research and development personnel. Headcount related compensation costs and other research and development costs increased substantially in the second quarter of 2002 as a result of the RapidStream acquisition and due to the product integration efforts to accelerate the rollout of new Vclass products based on the RapidStream technology. Headcount was gradually brought down to the pre-acquisition levels by the end of the second quarter of 2003, as duplicate functions were eliminated. In the six-month period ended June 30, 2003 as compared to the same period of 2002, the compensation costs decline was partially offset by the increased costs of outsourced development connected to the broadening of the existing product lines, as well as directed towards new generations of products.

We believe that technological leadership is critical to our success, and we intend to continue to fund our research and development efforts in order to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances, and to enhance and expand our current product offerings. We expect to continue investments in key areas aimed at the development of new generations of our products, further extension of our existing product lines and the development of the new generation of underlying silicon technology for our proprietary ASIC chips. At the same time, for the remainder of 2003, we expect to maintain or reduce the overall cost of research and development expenses as compared to the first six months of 2003.

General and Administrative

	Three Months Ended June 30,		Percent (Decrease)	Six Months Ended June 30,		Percent (Decrease)
	2002	2003		2002	2003
General and administrative expenses (in thousands)	$2,031	$2,016	(1)%	$4,031	$3,950	(2)%

General and administrative expenses (as % of total revenues)	11%	10%		12%	10%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance cost.

General and administrative expenses declined in both absolute dollars and as a percentage of revenue in the three- and six-month periods ended June 30, 2003 as compared to the same periods of 2002. The dollar and percentage decrease in general and administrative expenses reflects relatively stable headcount and related personnel costs coupled with a slight reduction in travel costs. The travel costs decrease in the three-month period ended June 30, 2003 as compared to the same period of 2002 was partially offset by the increase in legal and accounting fees as a result of enhanced corporate governance requirements.

For the remainder of 2003, we expect general and administrative expenses, in terms of absolute dollars, to increase from the levels incurred in the first six months of 2003. We may incur additional expenses in connection with enhanced regulatory and corporate governance requirements relating to additional internal controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and cost increases relating to directors and officers insurance.

Stock-Based Compensation

Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options. Stock-based compensation expenses allocated by functional operating expense category were as follows (in thousands):

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2002	2003		2002	2003
Sales and marketing	$27	$5	(81)%	$38	$17	(55)%
Research and development	328	47	(86)%	925	141	(85)%
General and administrative	46	10	(78)%	51	25	(51)%

Total amortization of stock-based compensation	$401	$62	(85)%	$1,014	$183	(82)%

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

Amortization of other intangible assets acquired was $1.2 million in the three-month period ended June 30, 2002 and $554,000 in the same period of 2003.

Amortization of other intangible assets acquired was $1.9 million in the six-month period ended June 30, 2002 and $1.1 million in the same period of 2003.

The decrease in amortization of other intangible assets acquired in the three- and six-month periods ended June 2003 as compared to the same periods of 2002 resulted primarily from the following major factors:

•	During the fourth quarter of 2002, we developed a business plan that, because of limited resources, de-emphasized further development and integration of the technology we acquired in connection with our acquisition of Qiave Technologies Corporation in October 2000. Separately, we continued to realize lower than expected revenue from products based on the Qiave technology. As a result, the expected future cash flows were determined to be insufficient to support the carrying value of the Qiave capitalized technology. We therefore recorded an impairment charge of $6.7 million in the last quarter of 2002 of capitalized technology related to the acquisition of Qiave. This impairment charge reduced the remaining amortization basis of the Qiave technology, which resulted in the decrease of quarterly amortization expense of approximately $700,000 in the three-month period ended June 30, 2003 as compared to the same period of 2002 and the decrease of approximately $1.4 million in the six-month amortization expense for the six-month period ended June 30, 2003 as compared to the same period of 2002.

•	As a result of the acquisition of RapidStream in April of 2002, the amortization expense increased in the six-month period ended June 30, 2003 as compared to the same period of 2002, by approximately $500,000 due to the amortization of intangible technology related to this acquisition. The amortization of this intangible asset was comparable in the three-month periods ended June 30, 2003 and 2002.

We periodically review the carrying value of other intangible assets acquired for existence of facts and circumstances, both internal and external, which may suggest potential impairment. Revenues from the RapidStream “Secured by Check Point” brand products based on the acquired RapidStream technology have thus far failed to meet our expectations. A key factor for success of this brand is the willingness of Check Point to devote adequate resources to this relationship. If revenues from this brand fail to meet our expectations then an impairment charge may be indicated in the future.

Acquired In-process Technology

Acquired in-process technology expenses of $1.2 million in the three-and in the six-month periods ended June 30, 2002 consist of in-process research and development, or IPR&D, expense related to our acquisition of RapidStream.

Restructuring Charge

The restructuring charges in the three- and six-month periods ended June 30, 2002 are associated with the restructuring plans initiated in 2001 and 2002.

In the second quarter of 2001, we announced a restructuring plan designed to streamline operations and reduce operating costs, which included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, we exited the consumer security market and terminated various original equipment manufacturer agreements to develop products and services for that market, and streamlined operations in support of new products and services aimed at business customers. In the three- and six-month periods ended June 30, 2002, we recorded additional restructuring charges of $524,000, relating to revised estimates of the costs associated with the consolidation and sublease of excess facilities.

In the second quarter of 2002, we implemented a second restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of our strategy. As a result of this restructuring, we recorded a $3.7 million restructuring charge in the three- and six-month periods ended June 30, 2002.

Interest Income, Net

Interest income, net is generated primarily from our investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-up public offering in February 2000. Net interest income also includes financing costs incurred due to term discounts taken by our customers.

Interest income decreased from $766,000 in the three-month period ended June 30, 2002 to $183,000 in the same period of 2003. The decrease is caused by both a decrease in the average balance invested and a decline in the average rates of return. Additionally, the decline in net interest revenue was caused by the increase of approximately $100,000 in financing costs from term discounts taken by our customers, as the decline in market interest rates makes early payment terms more attractive.

Interest income decreased from $1.9 million in the six-month period ended June 30, 2002 to $446,000 in the same period of 2003. These decreases resulted from all three factors mentioned above. The decline in the invested balance in the six-month period ended June 30, 2003 was primarily due to cash used for the acquisition of RapidStream in April of 2002. Approximately $200,000 decline in net interest income is due to the increase in financing costs from term discounts.

If interest rates stay the same in the future, it is expected that interest income would decline due to maturing of investments having higher rates than current investments. Additionally, financing costs from term discounts taken by our customers will reduce interest income.

Income Taxes

Income tax expense was $16,000 in the three-month period ended June 30, 2002 and $8,000 in the same period of 2003. Income tax expense was $29,000 in the six-month period ended June 30, 2002 and $14,000 in the same period of 2003. Income tax primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carry forward position for federal income tax purposes of approximately $189.0 million as of June 30, 2003. These carry forwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, approximately $103.0 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carry forwards.

Quarterly Results of Operations

The following tables provide our unaudited results of operations expressed both in dollar amounts and as a percentage of total revenues for each quarter in the five-quarter period ended June 30, 2003. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our unaudited consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

	Three Months Ended
	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:
Product	$12,500	$14,224	$15,918	$14,579	$13,132
Service	5,348	5,851	6,147	7,230	6,888

Total revenues	17,848	20,075	22,065	21,809	20,020
Cost of revenues:
Product	4,870	5,332	5,389	4,975	6,066
Service	1,551	1,509	1,393	1,475	1,556

Total cost of revenues	6,421	6,841	6,782	6,450	7,622

Gross margin	11,427	13,234	15,283	15,359	12,398
Operating expenses:
Sales and marketing	8,763	8,859	8,633	8,673	8,204
Research and development	6,015	5,306	4,869	5,219	5,337
General and administrative	2,031	1,786	1,987	1,934	2,016
Stock-based compensation	401	288	148	121	62
Amortization of other intangible assets acquired	1,219	1,219	7,896	518	554
Acquired in-process technology	1,179	—	—	—	—
Restructuring charges	4,272	—	3,819	—	—

Total operating expenses	23,880	17,458	27,352	16,465	16,173

Operating loss	(12,453)	(4,224)	(12,069)	(1,106)	(3,775)
Interest income, net	766	636	398	263	183

Loss before income taxes	(11,687)	(3,588)	(11,671)	(843)	(3,592)
Provision for income taxes	16	—	—	6	8

Net loss	$(11,703)	$(3,588)	$(11,671)	$(849)	$(3,600)

Basic and diluted net loss per share	$(0.36)	$(0.11)	$(0.36)	$(0.03)	$(0.11)

Shares used in calculation of basic and diluted net loss per share	32,095	32,341	32,540	32,740	32,842

	Three Months Ended
	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003
Consolidated Statement of Operations Data:

Revenues:
Product	70.0%	70.9%	72.1%	66.8%	65.6%
Service	30.0	29.1	27.9	33.2	34.4

Total revenues	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Product	27.3	26.6	24.4	22.8	30.3
Service	8.7	7.5	6.3	6.8	7.8

Total cost of revenues	36.0	34.1	30.7	29.6	38.1

Gross margin	64.0	65.9	69.3	70.4	61.9

Operating expenses:
Sales and marketing	49.1	44.1	39.1	39.8	41.0
Research and development	33.7	26.4	22.1	23.9	26.6
General and administrative	11.4	8.9	9.0	8.9	10.1
Stock-based compensation	2.2	1.4	0.7	0.5	0.3
Amortization of other intangible assets acquired	6.8	6.1	35.8	2.4	2.8
Acquired in-process technology	6.6	—	—	—	—
Restructuring charges	23.9	—	17.3	—	—

Total operating expenses	133.7	86.9	124.0	75.5	80.8

Operating loss	(69.7)	(21.0)	(54.7)	(5.1)	(18.9)

Interest income, net	4.3	3.2	1.8	1.2	0.9

Loss before income taxes	(65.4)	(17.8)	(52.9)	(3.9)	(18.0)

Provision for income taxes	0.1	—	—	0.0	0.0

Net loss	(65.5)%	(17.8)%	(52.9)%	(3.9)%	(18.0)%

During 2002 and the first six months of 2003, global economic, political and other uncertainties, as well as constrained corporate information technology spending, appeared to slow the demand for our products and services. Like most companies in the technology sector, we are experiencing a downturn in the growth rate of revenues that began in the fourth quarter of 2000 and continues through the first six months of 2003. We believe that both our revenues and our operating results for the five-quarter period presented above were negatively affected by the worldwide economic conditions and an overall reduction in capital spending by businesses.

As a result of realigning of our sales and marketing organization and refocusing our distribution and channel partner strategy in late 2001, we achieved growth in revenues in all quarters of 2002. The sequential decline in revenues in the first and second quarters of 2003 was primarily driven by overall economic conditions, the realignment of our APAC sales organization and channel strategy and by the competitive pressure on selling prices for some of our products. The decline in APAC regional revenue began in the last quarter of 2002 and continued into the first quarter of 2003. In response to the declining APAC revenues, we focused on rebuilding our regional operation, including strengthening our sales channels and support infrastructure, as well as localizing some of our products. In the second quarter of 2003, APAC revenues continued to decline due to the revenues shortfall in Japan although revenues in other countries of the region have stabilized. We are continuing our realignment efforts in Japan in the remainder of 2003. These efforts, however, may not be successful as soon as expected or at all.

Our gross margins, both in absolute dollars and as a percentage of total revenues, increased sequentially in the four-quarter period between the second quarter of 2002 and the first quarter of 2003. The gross margin improvements in 2002 were caused by sequential revenue growth and the introduction of new higher-margin, lower-cost products, improved pricing obtained from original equipment manufacturers and lower provision for inventory reserves. The percentage margin improvement in the first quarter of 2003 is primarily due to a larger percentage of higher-margin service revenues included in total revenues. The dollar margin improvement in the first quarter of 2003 is attributable to an additional $600,000 of service revenue generated without significant additional costs from our license compliance initiative mentioned above in the discussion of our service revenues. Gross margins declined in both dollar and percentage amounts in the second quarter of 2003, mostly due to competitive pressure on selling prices of some of our products, especially in the Firebox III product line, as well as due to the higher provision for inventory reserves, mentioned above in the discussion of the cost of product revenues.

Overall, our total operating expenses have fluctuated, both in dollar amount and as a percentage of revenues, in the five-quarter period ended June 30, 2003, due primarily to the acquisition of RapidStream and business restructuring in 2002.

The five-quarter trends in components of the total operating expense are as follows:

•	Sales and marketing expenses increased sequentially from the second to the third quarter of 2002, declined by $230,000 in the fourth quarter of 2002 and remained relatively comparable to prior levels in the first quarter of 2003 and declined by $470,000 in the second quarter of 2003. The increase in sales and marketing expenses in 2002 reflects changes in our sales and marketing organizations, realignment of our distribution and channel partner strategy, increased sales commissions associated with increased revenues and enhanced marketing effort to support the introduction of new product lines and the broadening of existing lines. A small decline in the fourth quarter of 2002 is due to achievement of stability in our sales and marketing efforts. The achieved level on investment in sales and marketing in 2002 continued in the first quarter of 2003, as we continued to broaden our product offerings. The decline in the second quarter of 2003 is primarily due to the decrease in incentive compensation tied to revenue goals and partially due to the reduction in certain promotional costs, as we attempt to balance those activities with the increase in the sales discounts and other promotional programs.

•	Research and development expenses increased sharply in the second quarter of 2002 as a result of the RapidStream acquisition, reflecting additional personnel and general development costs, and returned to the pre-acquisition levels by the fourth quarter of 2002, as a result of eliminating duplicate resources during our restructuring in the second quarter of 2002. Our research and development expenses increased sequentially by $350,000 in the first quarter of 2003 and by $120,000 in the second quarter of 2003 compared to the prior quarter, as we devoted more internal and outsourced resources for new product initiatives and development of new generation technologies.

•	General and administrative expenses have been relatively stable for the five-quarter period ended June 30, 2003.

•	Stock-based compensation charges, associated our October 2000 acquisition of Qiave and our April 2002 acquisition of RapidStream, have decreased sequentially for all quarters presented, due to the use of the accelerated method of amortization.

•	Amortization of other intangible assets acquired increased in the fourth quarter of 2002 as we recognized a $6.7 million impairment charge of the capitalized technology related to the acquisition of Qiave, as we revised downwards our estimate of future cash flow streams from products based on this technology. The amortization expense recorded in the first quarter of 2003 reflects primarily the amortization of the RapidStream technology.

•	Acquired in-progress technology expense was recorded as a one-time cost in the second quarter of 2002 in connection with the acquisition of RapidStream.

•	Restructuring charges were recorded in the second and fourth quarters of 2002 and were associated with our 2001 and 2002 restructuring plans. In the fourth quarter of 2002, we revised upwards our estimates of restructuring losses on abandoned facilities due to the declining real estate market conditions in the areas where these excess facilities are located.

Liquidity and Capital Resources

As of June 30, 2003, we had $84.9 million in cash, cash equivalents and short-term investments. The cash equivalents and short-term investments were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit that we issued in September 2000 to our landlord in conjunction with the building lease for our corporate headquarters. Currently, our letter of credit is collateralized by short-term investments with our bank. Our working capital as of June 30, 2003 was $67.1 million.

Operating Activities

Our operating activities resulted in net cash outflows of $4.3 million in the six-month period ended June 30, 2002, and $3.7 million in the same period of 2003. The operating cash outflows during these periods primarily resulted from significant investments in sales and marketing and research and development, all of which led to operating losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Six Months Ended June 30,
	2002	2003
Net loss	$(16,337)	$(4,449)
Add: noncash expenses	5,488	2,674
Add (Subtract): changes in operating assets and liabilities	6,591	(1,894)

Net cash used in operating activities	$(4,258)	$(3,669)

The noncash expenses are associated with the amortization of other intangible assets acquired, depreciation and amortization of capital assets, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. In the six-month period ended June 30, 2002, these expenses also included the cost of acquired in-progress technology recorded in connection with the acquisition of RapidStream.

Changes in the operating assets and liabilities reflect primarily changes in working capital components of the balance sheet apart from cash and short-term investments, with larger fluctuations within some of them as described below:

a)	Trade Accounts Receivable, Net increased from $8.8 million at December 31, 2002 to $9.3 million at June 30, 2003, primarily reflecting the timing of revenues during the quarters ended December 31, 2002 and June 30, 2003. Days sales outstanding, or DSOs, calculated on a quarterly basis, increased from 36 days at December 31, 2002 to 42 days at June 30, 2003. DSOs are affected by the payment terms contained in our customer contracts, including term discounts taken by our customers, risks associated with the uncertain economy, whether revenues in a particular quarter are linear (that is, whether revenues are evenly distributed throughout the quarter or weighted more toward the end of the quarter), and the amount of deferred revenue contained in the receivable balance that has not been recognized as revenue. Based on our current sales mix, the linearity of revenues in past and future quarters, timing differences arising from the varying payment terms in our customer agreements and the growth of deferred revenue, we expect our DSOs to generally range from 50 to 60 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

b)	Net Inventories increased from $4.4 million at December 31, 2002 to $5.6 million at June 30, 2003. The increase of inventories was due to an expansion of product offerings resulting from the RapidStream acquisition and introduction of new products in 2002 and 2003, as well as minimum required purchases of key components.

c)	Accrued Expenses and Other Liabilities increased from $5.1 million at December 31, 2002 to $6.1 million at June 30, 2003. The increase resulted primarily from customer payments received in advance of revenue recognized.

d)	Accrued Restructuring and Acquisition Costs decreased from $9.0 million at December 31, 2002 to $6.7 million at June 30, 2003, due to settlements of an abandoned lease and a technology-related contract, as well as to the ongoing payment of rents on excess facilities.

e)	Deferred Revenue decreased from $18.5 million at December 31, 2002 to $17.6 million at June 30, 2003. The decrease of deferred revenue balance is related to the decrease in the number of initial service subscriptions bundled with the original product purchases, as the product shipments sequentially declined in the first and second quarters of 2003 compared to shipments in the last quarter of 2002.

Investing Activities

Cash provided by investing activities was $9.9 million in the six-month period ended June 30, 2002 and $5.4 million in the same period of 2003. In the six month period ended June 30, 2003, these activities primarily relate to short-term investment of the proceeds received from our public offerings, offset by capital expenditures for equipment and furniture. In the six month period ended June 30, 2002, the investing activities also included the net cash consideration paid in connection with the acquisition of RapidStream.

Financing Activities

Cash provided by financing activities totaled $546,000 in the six month period ended June 30, 2002 and $805,000 in the same period of 2003. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Our contractual commitments at June 30, 2003 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $2.1 million, are as follows (in thousands):

	Payment due by period
		Before			After
	Total	December 31, 2003	December 31, 2005	December 31, 2007	December 31, 2007
Operating lease obligations	$22,299	$1,912	$6,504	$5,705	$8,178
Purchase obligations	1,976	1,976	—	—	—

Total	$24,275	$3,888	$6,504	$5,705	$8,178

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of June 30, 2003, we had an accumulated deficit of approximately $119.0 million. Although our revenues have increased each year since we began operations, we may not be able to continue to grow our revenues as expected, and even if we are able to grow our revenues, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. We expect that over time we will have to increase our operating expenses in connection with

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

The economic downturn in the U.S. economy and in other economies worldwide has adversely affected the demand for our products and services and may continue to result in decreased revenue and growth rates. We do not know how long this economic downturn will last or how severe it will become. We also cannot predict the extent of the effect of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or grows deeper in the United States or other geographic regions in which we operate, the Internet security industry and demand for our products and services are likely to be adversely affected.

Because a majority of our revenue is recognized when the related product is sold to our channel partners, rather than when our channel partners sell our products to their customers, our operating results for any quarter or year are affected by the amount of inventory purchases made by our channel partners. Our channel partners’ level of inventory depends on many factors beyond our control, including the amount and rate of purchases by their customers and economic and competitive pressures that may be specific to that channel partner or its geographic region. If our channel partners reduce their inventory levels, or fail to purchase the amount of inventory we expect them to purchase, our operating results could fall below the expectations of securities analysts and investors resulting in a decline in our stock price.

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

Our discussion and analysis of financial condition and results of operations in this quarterly report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

•	revenue recognition, including sales returns and allowances;

•	inventory reserves;

•	bad debt;

•	restructuring reserves;

•	allocation of purchase price in business combinations to intangible assets; and

•	analysis of impairment of goodwill and other long-lived intangible assets.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of our 2001 and 2002 restructurings, and impairment analysis of our Rapid Stream intangible assets, as well as goodwill relating to our acquisitions. Although we do not anticipate further significant adjustments to our 2002 restructuring, the actual costs related to the restructuring may differ from estimates if it takes us longer than expected to find suitable tenants or if there are further changes in the real estate market where excess facilities are located. We periodically review the carrying value of other intangible assets acquired for existence of facts and circumstances, both internal and external, which may suggest potential impairment. Revenues from the RapidStream “Secured by Check Point” brand products based on the acquired RapidStream technology have thus far to meet our expectations. A key factor for success of this brand is the willingness of Check Point to devote adequate resources to this relationship. If revenues from this brand fail to meet our expectations then an impairment charge to our operating expenses may be indicated in the future, which could have an adverse effect on our results of operations. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

The market for Internet security products is intensely competitive and we expect competition to intensify in the future, particularly with our expansion into the larger enterprise market with our products based on RapidStream technology. An increase in competitive pressures in our market or our failure to compete effectively has in the past and may in the future result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point, Cisco Systems, Inc., NetScreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

If we do not retain our key employees, or successfully integrate new employees into our organization, our ability to execute our business strategy will be impaired.

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, we have recently hired new senior management into our Sales organization. If we are unable to successfully integrate these or any other key employees into our organization, or if these new employees are unable to successfully lead our Sales organization, our ability to execute our business strategy will be impaired and our revenues could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

We currently expect that future revenues will be primarily generated through sales of our Firebox products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers and Internet service providers and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly the Firebox Vclass products based on the RapidStream technology we acquired in the second quarter of 2002, however, are relatively new and unproven. The Firebox Vclass products were launched in May 2002 and delivered in June 2002. The Firebox Vclass products are also directed at a new class of customer for us, one that requires a high-performance security solution with enterprise-level networking functionality and VPN scalability, and we may be unsuccessful in marketing and selling to this class of customer.

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

Following our acquisition of RapidStream in the second quarter of 2002, we entered into a relationship with Check Point under which we market a line of products that includes Check Point security software. These products, which are sold under the RapidStream brand as “Secured by Check Point,” are relatively new and unproven, have not achieved market acceptance and may not achieve market acceptance in the future. In addition, Check Point is a competitor of ours in the Internet security industry, and our relationship with Check Point is terminable by either party at will. If Check Point discontinues its relationship with us or fails to devote sufficient resources and attention to the marketing of our RapidStream products, we may not realize any benefits from our relationship with Check Point and may not generate significant revenues from the sale of the RapidStream line of products.

If our third-party channel customers fail to perform, our ability to sell our products and services will be limited.

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. In addition, our channel partners are subject to the economic and competitive pressures unique to their respective regions, which may adversely affect their ability to sell our products and services. Two of our channel customers, Ingram Micro and Tech Data, together accounted for 32% of our revenues in the quarter ended June 30, 2003. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of realigning our channel by reducing the number of channel customers with whom we have a direct contract, in some areas and expanding the number in others while expanding our programs for our indirect partners to improve overall performance and efficiencies. While we have made progress in the Americas and EMEA regions, and some initial progress in the APAC region outside of Japan, we have not been successful in making material progress in Japan. The channel reorganization in the APAC region also includes identifying and hiring additional personnel to assist us in managing the channel. If the realignment and reorganization causes disruption in any region, or we continue to be unsuccessful in making progress on the realignment and reorganization in Japan, we could experience a loss or reduction in sales involving one or more of our channel customers. In addition, the aftermath or a renewed spread of severe acute respiratory syndrome (SARS) in the APAC region may also result in a loss or reduction in sales from our channel customers in that region.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions, notification of the end-of-life of existing products or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for estimated sales returns, price protection rights and promotional rebates were $1.9 million in 2000, $6.9 million in 2001 and $4.6 million in 2002 or 3%, 10% and 6% of total revenues before the provisions. The provision for estimated sales returns, price protection rights and promotional rebates was $1.9 million, or 9% of revenues, before the provision, in the quarter ended June 30, 2003, and $3.7 million or 8% of total revenues, before the provision, in the six-month period ended June 30, 2003. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with new products, including new products resulting from our acquisition of RapidStream, or notification of the end-of-life of existing products, the provision may still be inadequate.

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

Our domestic and international sales has been and may in the future be lower in the summer months, when businesses often defer purchasing decisions. If a decrease in revenues during these months is not offset by an increase in revenues following these months, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenues during the quarter’s last month and the latter half of the last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

We may be unable to deliver our products and services if we cannot continue to license and use third-party technology that is important for the functionality of our products.

Our success will depend in part on our continued ability to license and use technology, including open-source technology, that is important for the functionality of our products. In addition, the open source software that we use in our products is governed by standard open source licenses that are subject to differing interpretations within the industry. To the extent that our interpretation of any open source license is deemed incorrect, or we are otherwise found to be in breach of any such license, our ability to continue to use that open source software may be interrupted. A significant interruption in the supply of a third-party technology could delay our development and sales until we can find, license and integrate equivalent technology. This could damage our brand and result in loss of current and potential customers. Although we believe that we could find other sources for the technology we license, alternative technologies may be unavailable on acceptable terms, if at all. We depend on our third-party licensors to deliver reliable, high-quality products, develop new products on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. We also depend on the continued compatibility of our third-party software with future versions of our products.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our trade secrets, copyrights, trademarks, service marks and similar proprietary rights. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws, particularly those in which we outsource engineering or technical expertise as those activities entail greater exposure of our proprietary technology. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet. In addition, because licenses governing the use of open source software in our products in some circumstances require sharing of improvements on the open source software, we face the risk that portions of our software that we regard as proprietary may be deemed subject to the open source licenses and therefore subject to public disclosure.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 50% and 51% of our revenues in the three- and six-month periods ended June 30, 2003 respectively. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

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

Foreign Currency Risk

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the six-month period ended June 30, 2003 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 4.	CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that, as of that date, our disclosure controls and procedures were effective.

There were no significant changes to our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 5, 2003, stockholders representing a total of 28,565,701 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to:

(1)	Elect two Class 3 directors, each to hold office until the third annual meeting of stockholders following his or her election and until his or her successor is elected and qualified.

	For	Withheld
Ellen M. Hancock	28,333,476	232,225
Steven N. Moore	28,460,356	105,345

(2)	Reapprove our 1996 Stock Incentive Compensation Plan, as amended and restated solely to impose limits on the number of shares that may be granted under the plan to any single employee in any single fiscal year.

For	19,328,415
Against	8,730,941
Abstain	506,345

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.1 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

3.2	Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

10.1	Amended and Restated 1996 Stock Incentive Compensation Plan.

31.1	Certification of Chief Executive required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

We did not file any current reports on Form-K with the SEC during the three-month period ended June 30, 2003. We furnished a current report on Form 8-K to the SEC on April 24, 2003 announcing our financial results for the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/Michael E. McConnell
Michael E. McConnell
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

WATCHGUARD TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.1 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

3.2	Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

10.1	Amended and Restated 1996 Stock Incentive Compensation Plan.

31.1	Certification of Chief Executive required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.