Form 10-Q
period 2003-09-30
WATCHGUARD TECHNOLOGIES INC
filed 2003-11-13
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003	Commission File Number 000-26819

WATCHGUARD TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1712427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Fifth Ave. South, Suite 500, Seattle WA	98104-3892
(Address of Principal Executive Offices)	(Zip Code)

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

33,077,363 shares of WatchGuard common stock were outstanding as of November 3, 2003.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	December 31, 2002	September 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$8,890	$6,731
Short-term investments	80,412	76,394
Trade accounts receivable, net	8,813	6,097
Inventories, net	4,442	4,369
Prepaid expenses and other	4,435	3,830

Total current assets	106,992	97,421
Property and equipment, net	6,467	5,871
Goodwill	66,605	66,605
Other intangibles, net and other assets	9,234	4,169

Total assets	$189,298	$174,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,905	$4,756
Accrued expenses and other liabilities	5,143	4,863
Accrued restructuring and acquisition costs	9,035	6,118
Deferred revenues	18,451	17,075

Total current liabilities	37,534	32,812

Stockholders’ equity:

Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 32,655,404 at December 31, 2002 and 32,991,869 at September 30, 2003	33	33
Additional paid-in capital	265,932	267,180
Deferred stock-based compensation	(254)	(43)
Accumulated other comprehensive income (loss)	229	(23)
Accumulated deficit	(114,176)	(125,893)

Total stockholders’ equity	151,764	141,254

Total liabilities and stockholders’ equity	$189,298	$174,066

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Product	$14,224	$12,048	$37,282	$39,759
Service	5,851	6,554	16,153	20,672

Total revenues	20,075	18,602	53,435	60,431

Cost of revenues:
Product	5,332	5,848	14,499	16,889
Service	1,509	1,707	4,576	4,738

Total cost of revenues	6,841	7,555	19,075	21,627

Gross margin	13,234	11,047	34,360	38,804

Operating expenses:
Sales and marketing	8,859	7,285	25,060	24,162
Research and development	5,306	5,323	15,989	15,879
General and administrative	1,786	1,940	5,817	5,890
Stock-based compensation (1)	288	26	1,302	209
Amortization of other intangible assets acquired	1,219	553	3,159	1,625
Impairment of other intangible assets acquired	—	3,300	—	3,300
Acquired in-process technology	—	—	1,179	—
Restructuring charges	—	—	4,272	—

Total operating expenses	17,458	18,427	56,778	51,065

Operating loss	(4,224)	(7,380)	(22,418)	(12,261)

Interest income, net	636	122	2,522	568

Loss before income taxes	(3,588)	(7,258)	(19,896)	(11,693)

Provision for income taxes	—	10	29	24

Net loss	$(3,588)	$(7,268)	$(19,925)	$(11,717)

Basic and diluted net loss per share	$(0.11)	$(0.22)	$(0.65)	$(0.36)

Shares used in calculation of basic and diluted net loss per share	32,341	32,907	30,507	32,830

(1) Stock-based compensation charges relate to the following expense categories:

Sales and marketing	$15	$4	$52	$21
Research and development	244	15	1,170	156
General and administrative	29	7	80	32

Total	$288	$26	$1,302	$209

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2003
OPERATING ACTIVITIES:
Net loss	$(19,925)	$(11,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	2,078	2,146
Amortization of other intangible assets acquired	3,163	1,625
Impairment of other intangible assets acquired	—	3,300
Amortization of stock-based compensation	1,302	209
Acquired in-process technology	1,179	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,063)	2,716
Inventories, net	391	73
Prepaid expenses and other	(341)	605
Other intangibles, net and other assets	(28)	130
Accounts payable	2,735	(149)
Accrued expenses and other liabilities	858	(280)
Accrued restructuring and acquisition costs	2,933	(2,917)
Deferred revenues	2,101	(1,376)

NET CASH USED IN OPERATING ACTIVITIES	(5,617)	(5,635)

INVESTING ACTIVITIES:
Purchases of property and equipment	(888)	(1,540)
Proceeds from maturity of marketable securities	62,890	101,852
Proceeds from sale of marketable securities	33,373	1,819
Purchases of marketable securities	(77,142)	(99,905)
Net cash paid in connection with the acquisition of RapidStream	(16,793)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,440	2,226

FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and the sale of common stock through the employee stock purchase plan	1,004	1,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,004	1,250

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,173)	(2,159)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,958	8,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,785	$6,731

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

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2002 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2003. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2002 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 26, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

WatchGuard generates revenues through sales of its Firebox and RapidStream “Secured by Check Point” products, including licenses for related software options, subscriptions for its LiveSecurity Service, which includes access to technical support, software updates (if and when available), threat responses, expert editorials, support flashes, virus alerts and interactive training, and sales of ServerLock products. Software license revenues are generated from licensing the rights to use WatchGuard’s products directly to end-users, from sublicense fees from resellers and distributors and from sales of its managed security solution products to Internet service providers and other service providers that utilize WatchGuard’s products to provide managed security services to their customers.

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

WatchGuard provides allowances for estimated returns, return rights, and pricing protection rights, which are offered to most customers. WatchGuard also provides allowances for promotional rebates offered to its customers. A customer’s return rights are generally limited to the lesser of its on-hand inventory or a percentage of the customer’s purchases for the previous quarter. Pricing protection rights, offered to many of WatchGuard’s customers, are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sales are made.

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

Principles of Consolidation

The consolidated financial statements include the accounts of WatchGuard and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation because their effect is antidilutive.

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. At September 30, 2003 and at December 31, 2002, short-term investments were restricted by a $3.0 million unconditional letter of credit issued to WatchGuard’s landlord in conjunction with a facilities lease. During the three- and nine-month periods ended September 30, 2002 and September 30, 2003, there were no material realized gains or losses on securities available-for-sale. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss	$(3,588)	$(7,268)	$(19,925)	$(11,717)

Unrealized gain (loss) on investments	83	(94)	(369)	(252)

Comprehensive loss	$(3,505)	$(7,362)	$(20,294)	$(11,969)

Recent Accounting Pronouncements

At the November 21, 2002 meeting, the EITF of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple-deliverable arrangements into separate units of accounting, such as SOP 97-2, the arrangement should be accounted for in accordance with that literature. There was no material impact on WatchGuards’s consolidated financial position or results of operation from the adoption of the provisions of EITF Issue 00-21.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In May 2003, Statement of Financial Accounting Standards (SFAS) 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard had no material impact on WatchGuard’s consolidated financial position or results of operations.

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2002	September 30, 2003
Trade accounts receivable	$11,144	$8,925
Reserve for returns and allowances	(1,845)	(2,389)
Allowance for uncollectible accounts	(486)	(439)

	$8,813	$6,097

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2002	September 30, 2003
Finished goods	$3,811	$3,977
Components	1,256	2,366

	5,067	6,343
Inventory reserves	(625)	(1,974)

	$4,442	$4,369

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2002	September 30, 2003
Accrued payroll-related liabilities	$2,226	$1,891
Other accrued liabilities	2,917	2,972

	$5,143	$4,863

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued Restructuring and Acquisition Costs

Accrued restructuring and acquisition costs consisted of the following (in thousands):

	December 31, 2002	September 30, 2003
Accrued acquisition costs	$1,628	$1,001
Accrued restructuring costs	7,407	5,117

	$9,035	$6,118

NOTE 4 – BUSINESS RESTRUCTURINGS

During 2001 and 2002, WatchGuard recorded restructuring charges of $3.7 million and $8.1 million, respectively. At September 30, 2003, the remaining balance of the restructuring liabilities was $5.1 million. No adjustments to the remaining liabilities were required in the nine-month period ended September 30, 2003.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for certain liabilities related to abandoned facilities which are as follows (in thousands):

	December 31, 2002 Accrued Restructuring Balance	Amounts Paid or Charged	September 30, 2003 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$2,035	$(485)	$1,550

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

As part of this reorganization, WatchGuard implemented a workforce reduction of 36 employees, which represented approximately 10% of WatchGuard’s post-acquisition employee base and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2002. Other costs associated with the reorganization consisted of contract terminations and the consolidation of excess facilities. Costs that related to ongoing operations were not included as restructuring charges. Restructuring charges for severance and termination benefits were paid by December 31, 2002, while accrued amounts relating to losses for the lease buyout or sublease of abandoned facilities of approximately $3.6 million at September 30, 2003 are expected to be realized through 2010. Contract termination costs were paid during the quarter ended March 31, 2003.

The accrued liability relating to this restructuring as of December 31, 2002 and activity recorded through September 30, 2003 is as follows (in thousands):

	December 31, 2002 Accrued Restructuring Balance	Amounts Paid or Charged	September 30, 2003 Accrued Restructuring Balance
Costs related to cancellation of technology-related contracts	$580	$(580)	$—
Abandoned facilities and other	4,792	(1,225)	3,567

Total	$5,372	$(1,805)	$3,567

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – STOCK-BASED COMPENSATION

WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion 25 “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard’s common stock at the date of grant over the stock option exercise price.

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

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss — as reported	$(3,588)	$(7,268)	$(19,925)	$(11,717)

Add: stock-based compensation, as reported	288	26	1,302	209
Deduct: stock-based compensation determined under fair-value-based method	(7,959)	(3,173)	(26,743)	(13,463)

Net loss — pro forma	$(11,259)	$(10,415)	$(45,366)	$(24,971)

Net loss per share — as reported	$(0.11)	$(0.22)	$(0.65)	$(0.36)
Net loss per share — pro forma	$(0.35)	$(0.32)	$(1.49)	$(0.76)

NOTE 6 – IMPAIRMENT OF INTANGIBLE ASSETS ACQUIRED

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. During the third quarter of 2003, it was determined that an impairment existed for the intangible asset associated with the RapidStream “Secured by Check Point” product brand based on the technology obtained in the 2002 acquisition of RapidStream. WatchGuard’s increased focus on its core market of small- to medium-size enterprises, resulting in a significant reduction in our sales, marketing and development efforts in support of this brand, together with the historically poor performance of the RapidStream “Secured by Check Point” brand, led management to reduce future sales projections for the brand. The revised undiscounted expected future cash flows resulting from the reduced future sales projections were determined to be insufficient to recover the carrying value of the related capitalized technology. WatchGuard therefore recorded an impairment charge of $3.3 million during the quarter ended September 30, 2003, based on the difference between the carrying value of the intangible assets and its estimated fair value using a discounted cash flow approach. At September 30, 2003, there is a remaining net book value of $268,000 for the intangible asset related to underlying technology for the RapidStream “Secured by Check Point” product brand.

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

Our core market spans the small- to medium-sized enterprise, or SME, market, ranging from smaller sized companies for whom ease-of-use is a key requirement, to larger sized companies, including those with high-speed connections supporting virtual private networks, or VPNs, between the corporate headquarters and geographically dispersed branch offices, where performance, scalability and networking features are key requirements.

We sell our Internet security solutions indirectly to end-users through thousands of distributors and resellers, with customers located in over 125 countries. We also sell directly and indirectly to a number of service providers that implement our managed security solution.

Since January 2002, we have continued to invest heavily in the development of our products as follows:

•	In the second quarter of 2002, we acquired RapidStream, Inc., a privately held provider of high-performance, ASIC (application-specific integrated circuit)-based firewall and VPN appliances, and introduced high-performance Firebox Vclass firewall and VPN appliances, based on the technology RapidStream had developed.

•	In August 2002, we introduced our new Firebox SOHO 6, Firebox SOHO 6tc, and Firebox SOHO 6tc–50 user models.

•	In March 2003, we introduced the Firebox S6 and Firebox S-6-VPN firewall and VPN network security appliances for small businesses, remote offices and telecommuters, fully localized for the Japanese market.

•	In March 2003, we introduced the Firebox V60L, an addition to our line of Firebox Vclass security appliances, based on WatchGuard’s intelligent ASIC architecture. The new product is designed to provide mid-size enterprises with firewall/VPN performance and scalability superior to other solutions in the same price range.

•	In March 2003, we introduced the Firebox 500, an addition to our Firebox III family of sophisticated, easy-to-manage security solutions for SMEs. The new product is a hardened firewall appliance for small businesses requiring perimeter security, mobile user VPN support and Web content control.

•	In March 2003, we introduced the Firebox V200, which extends our line of high-performance Firebox Vclass security solutions based on WatchGuard’s intelligent ASIC architecture. The new product is designed to eliminate the need for multiple appliances in environments requiring multi-gigabit throughput, providing a cost-effective, easy-to-implement solution for distributed enterprises and service providers.

•	In June 2003, we introduced the SOHO 6 Wireless product line, designed to provide a complete, robust wireless and scalable wired security solution in a single firewall/VPN appliance for small businesses, remote offices and telecommuters.

•	In September 2003, we introduced AuditScan network vulnerability assessment service, as an option to WatchGuard customers available through the LiveSecurity service subscription beginning in the fourth quarter of 2003. AuditScan service has been developed in partnership with Qualys, Inc., a leading Web Service Provider of network security audits and vulnerability management, and is designed to enable organizations to perform independent network security audits quickly, easily and cost effectively.

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

We generate revenues through:

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

•	sales of products and service subscriptions directly and, from time to time, indirectly, through our distributors to our service provider customers at volume pricing rates; and

•	sales of service subscription renewals directly to end-users.

Product revenues, net of sales returns, allowances and promotions, include:

•	sales of our security appliances and the perpetual software license fees for our Firebox products that are bundled with the sale of our security appliances as part of our security solutions;

•	revenues from license sales of software options, such as user expansion and software management modules;

•	revenues from sales of our network operations center security suite software license as part of our managed security solution;

•	hardware sales of our RapidStream “Secured by Check Point” line of high-performance security appliances; and

•	sales of our ServerLock products and anti-virus solutions for server content, application and desktop security.

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

Service revenues primarily include the initial fees for our LiveSecurity Service subscriptions, which have periods ranging from 90 days to one year and are sold as part of our security solutions, and for LiveSecurity Service subscription renewals, which have periods ranging from nine months to two years, from our enterprise customers and end-users. These service fees provide our customers access to our LiveSecurity Service for product updates, security threat responses, general security information and technical support. These service fees also enable our service provider customers access to the LiveSecurity Service and the ability to manage and update a specific number of their customers’ security appliances. Service subscription revenues are recognized ratably on a monthly basis, generally over periods ranging from 90 days to two years.

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

We have established allowances for estimated returns, return rights and pricing protection rights. We have also established an allowance for promotional rebates that may be earned by our customers. We estimate these reserves and adjust them periodically based on historical rates of returns and allowances, as well as the expected effect of current promotional programs and new product introductions. We estimate the allowance for promotional rebates based on the maximum amounts potentially available to the customers, unless we have accumulated sufficient historic evidence for individual customers with respect to their realization of rebates. If new or expanded promotional programs are introduced, or new products are announced, additional allowances may be required. Alternatively, if actual promotional rebates fall below maximum exposure levels, we may reduce the allowances and recognize additional revenue.

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

Accounting for Goodwill and Other Intangible Long-Lived Assets

Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed, including capitalized technology and other definite-lived intangible assets.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2002 and 2003

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Product	70.9%	64.8%	69.8%	65.8%
Service	29.1	35.2	30.2	34.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	26.6	31.4	27.1	28.0
Service	7.5	9.2	8.6	7.8

Total cost of revenues	34.1	40.6	35.7	35.8

Gross margin	65.9	59.4	64.3	64.2

Operating expenses:
Sales and marketing	44.1	39.2	46.9	40.0
Research and development	26.4	28.7	29.9	26.3
General and administrative	8.9	10.4	10.9	9.7
Stock-based compensation	1.4	0.1	2.4	0.3
Amortization of other intangible assets acquired	6.1	3.0	5.9	2.7
Impairment of other intangible assets acquired	—	17.7	—	5.5
Acquired in-process technology	—	—	2.2	—
Restructuring charges	—	—	8.0	—

Total operating expenses	86.9	99.1	106.2	84.5

Operating loss	(21.0)	(39.7)	(41.9)	(20.3)

Interest income, net	3.2	0.7	4.7	0.9

Loss before income taxes	(17.8)	(39.0)	(37.2)	(19.4)

Provision for income taxes	—	0.1	0.1	0.0

Net loss	(17.8)%	(39.1)%	(37.3)%	(19.4)%

Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase
	2002	2003		2002	2003
Revenues (in thousands):
Product	$14,224	$12,048	(15)%	$37,282	$39,759	7%
Service	5,851	6,554	12%	16,153	20,672	28%

Total	$20,075	$18,602	(7)%	$53,435	$60,431	13%

Revenues (as % of total revenues):
Product	71%	65%		70%	66%
Service	29%	35%		30%	34%

Total	100%	100%		100%	100%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2002	2003		2002	2003
Revenues:
Americas	$9,100	$9,818	8%	$23,191	$30,058	30%
EMEA	7,027	6,394	(9)%	18,876	22,005	17%
APAC	3,948	2,390	(39)%	11,368	8,368	(26)%

Total	$20,075	$18,602	(7)%	$53,435	$60,431	13%

Revenues:
Americas	45%	53%		44%	50%
EMEA	35%	34%		35%	36%
APAC	20%	13%		21%	14%

Total	100%	100%		100%	100%

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2002	2003		2002	2003
Revenues:
Tech Data	$2,347	$4,080	74%	$7,304	$12,145	66%
Ingram Micro	2,419	4,165	72%	6,067	10,104	67%

Revenues:
Tech Data	12%	22%		14%	20%
Ingram Micro	12%	22%		11%	17%

The dollar decrease in product revenues for the three-month period ended September 30, 2003 as compared to the same period of 2002 was primarily due to lower average selling prices and a slight decrease in unit shipments. Specifically, the factors that contributed to the decline in product revenues were as follows:

•	overall reduction in inventory by our channel partners;

•	decrease in average selling prices primarily from sales promotions;

•	extension of aggressive trade-up and competitive trade-in programs relating to Firebox III line;

•	decrease in unit shipments of Firebox Vclass product line;

•	shift in product mix towards lower priced Firebox SOHO products; and

•	introduction of new lower priced product models within Firebox Vclass and Firebox III product lines in the first quarter of 2003.

The dollar increase in product revenues for the nine-month period ended September 30, 2003 as compared to the same period of 2002 was primarily due to an increase in unit volumes for Firebox SOHO, Firebox III and Firebox Vclass products, in connection with new product introductions, such as Firebox Vclass products in the second quarter of 2002 and Firebox SOHO 6 products in the third quarter of 2002 and, to a lesser extent, in connection with further additions of new products to the Firebox Vclass and Firebox III lines in the first quarter of 2003 and the addition of Firebox SOHO Wireless products in the second quarter of 2003. The rate of increase in product revenues in the nine-month period ended September 30, 2003, as compared to the same period of 2002 was lower than the rate of increase in the unit shipments due to price reductions and extension of larger discounts in the Firebox III line in response to competitive pressure, the launch of new promotional campaigns in 2003 intended to drive future demand and a shift in the product mix towards lower priced Firebox SOHO line and towards lower priced products within the Firebox III line.

From a regional standpoint, in the three-month period ended September 2003, as compared to the same period of 2002, we experienced a decrease in revenue from our international markets, while revenue for the Americas increased. The EMEA revenue decrease relates to an uncharacteristic seasonal weakness in Europe combined with the efforts of our channel partners to reduce their inventory levels in an effort to allow for a faster competitive response to changes in market conditions. This decrease in EMEA revenue is also caused by the extension of discounts in response to competitive pressure, and partially by a large sale of $430,000 to one customer in the third quarter of 2002 that did not recur in 2003. The decrease in APAC revenue is due to continued realignment of our APAC sales and marketing organization and channel strategy, which was started in the first quarter of 2003.

The increase in revenue in the nine-month period ended September 30, 2003, as compared to the same period of 2002 was mostly achieved in the Americas and EMEA regions. The growth of international revenues was slowed by the decrease in sales in APAC, specifically in Japan. In the first quarter of 2003, we were in the early stages of the realignment of our APAC business focused on improving the performance of our sales channels and localization of some of our products, and we continued this process in the second and third quarters of 2003.

Given these realignment efforts in the APAC region and the current economic uncertainty and deferral in spending by businesses on information technology, it is difficult to predict revenue levels in future quarters, which may decrease or fluctuate more than they have historically. We may be unable to maintain or increase the demand for our products, our revenues may not continue to grow at the same rate as in the past, may not grow at all or may decline, and we may be unable to achieve similar results in future periods.

The service revenues increase in both absolute dollars and as a percentage of total revenues for the three- and nine-month periods ended September 30, 2003 as compared to the same periods of 2002 was primarily due to a growing installed base of customers purchasing LiveSecurity Service renewals in addition to initial service subscriptions included as part of the product bundle.

The increase in service revenues for the nine-month period ended September 30, 2003 as compared to the same period of 2002 is also partially attributable to service revenue of $620,000 in the nine-month period ended September 30, 2003 generated from LiveSecurity services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported to WatchGuard by those customers.

Service revenue is generally related to product shipments in preceding quarters, as a substantial portion of service revenue results from amortization of the initial service fee bundled with the original product purchase. Our product shipments declined for the first three quarters of 2003 as compared to the last quarter of 2002. A decline in product shipments will result in lower initial LiveSecurity service subscriptions bundled with the products, while an increase in our installed customer base will increase the number of customers with the opportunity to renew their LiveSecurity service subscriptions. Because of this, it is difficult to predict service revenue levels in the future.

The provision for estimated sales returns, price protection rights and promotional rebates was $1.1 million, or 5% of total revenues before the provision for the three-month period ended September 30, 2002, and $1.7 million, or 8% of total revenues before the provision for the same period of 2003. The higher provision in absolute dollars and as a percentage of revenue for the three-month period ended September 30, 2003 as compared to the same period of 2002 relates to the increase in promotional offerings in 2003.

The provision for estimated sales returns, price protection rights and promotional rebates was $3.6 million, or 6% of total revenues before the provision for the nine-month period ended September 30, 2002, and $5.4 million, or 8% of total revenues before the provision for the same period of 2003. The higher provision in absolute dollars for the nine-month period ended September 30, 2003 as compared to the same period of 2002 corresponds to higher product sales. The higher provision as a percentage of revenue for the first nine months of 2003 as compared to the same period of 2002 relates to the increase in promotional offerings in 2003.

We expect to introduce new products and promotional programs through the remainder of 2003, which may affect our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase
	2002	2003		2002	2003
Cost of revenues (in thousands):
Product	$5,332	$5,848	10%	$14,499	$16,889	16%
Service	1,509	1,707	13%	4,576	4,738	4%

Total	$6,841	$7,555	10%	$19,075	$21,627	13%

Cost of revenues (as % of total revenues):
Product	27%	32%		27%	28%
Service	7%	9%		9%	8%

Total	34%	41%		36%	36%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	37%	49%		39%	42%
Service (as % of service revenues)	26%	26%		28%	23%

Gross margin (in thousands):
Product	$8,892	$6,200	(30)%	$22,783	$22,870	0%
Service	4,342	4,847	12%	11,577	15,934	38%

Total	$13,234	$11,047	(17)%	$34,360	$38,804	13%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	63%	51%		61%	58%
Service (as % of service revenues)	74%	74%		72%	77%
Total (as % of total revenues)	66%	59%		64%	64%

Gross margins are impacted by various factors, including the volume discount level offered to our customers, the cost of our hardware appliances, the expense associated with provision for inventory reserves, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the mix of product and services sales, which include hardware and software products and service subscriptions, the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and warranty.

The dollar increase in cost of product revenues for the three-month period ended September 30, 2003 as compared to the same period of 2002 were primarily due to an approximate $700,000 increase in the provision for inventory reserves. Quantities of shipments of our products and related consumption of component inventory have been below our expectations. Our projections for future quarters in combination with our product life cycle planning process resulted in our recording of the additional provision for inventory reserves mentioned above for certain of our products and related components, including our RapidStream “Secured by Check Point” brand products. This brand is a subset of the products and technology obtained as a result of our April 2002 acquisition of RapidStream, Inc. If the provision for inventory reserves were excluded from the calculation of product margin, the product gross margin as a percentage of product revenue would have been approximately 65% and 57% for the three-month period ended September 30, 2002 and the same period of 2003 respectively. The decline in product margins as a percentage of the product revenues was negatively affected by continued competitive pricing in the marketplace for our products, which included aggressive trade-up and competitive trade-in programs relating to the Firebox III line, the introduction of new lower margin product models within the Firebox III and Firebox Vclass product lines in the beginning of 2003 as well as by relatively fixed nature of distribution and manufacturing support cost on lower revenues.

The dollar increase in cost of product revenues for the nine-month period ended September 30, 2003 as compared to the same period of 2002 was primarily due to the increase in unit volume and the increase in the provision for inventory reserves. The provision for inventory reserves increased by $1.2 million for the nine-month period ended September 30, 2003 as compared to the same period of 2002. If the provision for inventory reserves were excluded from the calculation of product margin, the product margin as a percentage of product revenue would have been approximately 63% for both nine-month periods ended September 30, 2002 and September 30, 2003. The downward effect of the competitive pricing, including aggressive trade-up and competitive trade-in programs relating to the Firebox III line in the third quarter of 2003, was offset by the increase in unit volume for the nine-month period ended September 30, 2003 as compared to the same period of 2002.

Forecasting future product gross margin is difficult, as our gross margins may be adversely affected in the future by various factors, such as competitive selling pressures, the impact on the existing inventory values when replacement products are introduced and availability of key components. Our margins as a percentage of revenues could also be negatively affected by continued economic uncertainty, which could result in downward pressure on the prices of technology-based products.

Cost of service revenues includes the costs of our technical support organization and costs associated with our LiveSecurity Service.

Cost of service revenues increased in absolute dollars and remained unchanged as a percentage of related revenue for the three-month period ended September 30, 2003 as compared to the same period of 2002. The dollar increase in costs of services is related to additional expenses incurred in transitioning between the providers of the first level of support. Service margins increased in absolute dollars due to service revenue growth. Service margin as a percentage of related revenue remained unchanged between two periods compared.

Cost of service revenues increased in absolute dollars but decreased as a percentage of related revenue for the nine-month period ended September 30, 2003 as compared to the same period of 2002. The dollar and percentage service margin increased due to operational and cost efficiencies we have realized at the same time that we have expanded our customer base. The larger percentage increase in service margins for comparative nine-month periods than for comparative three-month periods is also partially attributable to service revenue of $620,000 generated in the nine-month period ended September 30, 2003 without significant additional costs, from our license compliance initiative mentioned above in the discussion of our service revenues.

We expect service costs to decrease slightly in absolute dollars and as a percentage of related revenues for the remainder of 2003 as compared to the level incurred in the third quarter of 2003. This is expected to result in higher service margins for the remainder of 2003, as compared to the third quarter of 2003. Actual service costs and margins could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Percent (Decrease)	Nine Months Ended September 30,		Percent (Decrease)
	2002	2003		2002	2003
Sales and marketing expenses (in thousands)	$8,859	$7,285	(18)%	$25,060	$24,162	(4)%
Sales and marketing expenses (as % of total revenues)	44%	39%		47%	40%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade show and advertising expenses.

The dollar and percentage decline in sales and marketing expenses for the three-month period ended September 30, 2003 as compared to the same period of 2002 was primarily due to decreases in marketing programs. Costs of marketing programs declined from $2.9 million for the three-month period ended September 30, 2002 to $1.5 million in the same period of 2003. The decline in these costs is primarily related to the approximate $570,000 reduction in certain marketing promotional costs, as we attempt to balance those activities with increases in sales promotions and at the same time as we removed the promotional costs recorded earlier that remained unclaimed by our channel partners, due to expiration of the terms of those promotions. The decline in marketing programs for advertising, trade shows, public relations and direct marketing is due to the fact that in the third quarter of 2002 we incurred higher costs in those areas required to support the international rollout of the new Firebox Vclass product line.

The dollar decrease in sales and marketing expenses for the nine-month period ended September 30, 2003 as compared to the same period of 2002 was primarily due to the decline in marketing expenditures, especially due to a reduction of marketing promotional programs. Costs of marketing programs declined from $7.9 million for the nine-month period ended September 30, 2002 to $6.4 million for the same period of 2003, as we focused on controlling those expenses. The decrease in the costs of marketing programs was partially offset by the increase in compensation, benefits, recruiting and consulting costs.

Sales and marketing expenses declined as a percentage of revenue for the three- and nine-month periods ended September 30, 2003 as compared to the same periods of 2002, as we focused on improving the productivity of our sales channels and the efficiency of our marketing campaigns.

We expect the sales and marketing expenses to remain at the level comparable to the third quarter of 2003 for the remainder of 2003. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Research and Development

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent (Decrease)
	2002	2003		2002	2003
Research and development expenses (in thousands)	$5,306	$5,323	0%	$15,989	$15,879	(1)%

Research and development expenses (as % of total revenues)	26%	29%		30%	26%

Research and development expenses include costs associated with the development of new products, enhancements of existing products, product integration efforts and quality assurance activities. These costs consist primarily of employee salaries and benefits, costs of noncapitalized equipment and software tools, depreciation of capital equipment and software, costs associated with our security appliance prototypes, costs of certification procedures and payments to designers and contractors.

Research and development expenses for the three-month period ended September 30, 2003 remained comparable in absolute dollars to the same period of 2002 and increased as a percentage of revenue. Compensation related costs of research and development declined from $3.4 million for the three-month period ended September 30, 2002 to $2.9 million for the related period of 2003 as lower than expected ServerLock revenue in 2003 resulted in reductions of related headcount. These cost savings were offset by the additional costs of outsourced development associated with prototype development, consulting and hardware and software supplies consumption. Those outsourced development costs increased from $600,000 for the three-month period ended September 2002 to $1.1 million for the related period of 2003, due to the additional costs of undergoing the evaluation for Common Criteria Evaluation Assurance Level 4 and Federal Information Processing Standards Certification for the Firebox Vclass product line in 2003 and well as due to the increased costs of prototypes.

Research and development expenses decreased in both absolute dollars and as a percentage of revenue for the nine-month period ended September 30, 2003 as compared to the same period of 2002. This decline is primarily related to the decline in salaries and benefits associated with the reduction in research and development personnel. Compensation related expenses decreased from $9.7 million for the nine month period ended September 2002 to $9.3 million for the related period of 2003. Headcount related compensation costs and other research and development costs increased substantially in the second quarter of 2002 as a result of the RapidStream acquisition and due to the product integration efforts to accelerate the rollout of new Vclass products based on the RapidStream technology. Headcount was gradually brought down to the pre-acquisition levels by the end of the second quarter of 2003 as redundant functions were eliminated. Also, lower than expected ServerLock revenue in 2003 resulted in reductions of related research and development costs for this product line. These cost savings were partially offset by the increase in outsourced development. Costs of outsourced development increased from $2.3 million for the nine-month period ended September 30, 2002 to $2.9 million for the related period of 2003, due primarily to the additional cost of undergoing the evaluation for Common Criteria Evaluation Assurance Level 4 and Federal Processing Standards certification for the Firebox Vclass product line in 2003.

We believe that technological leadership is critical to our success, and we intend to continue to fund our research and development efforts in order to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. We expect to continue investments in key areas aimed at the development of new generations of our products, further extension of our existing product lines and the development of future technologies. At the same time, for the remainder of 2003, we expect to maintain or reduce the overall cost of research and development expenses as compared to the third quarter of 2003 as we continue to concentrate on cost control and efficiency initiatives in our research and development activities. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

General and Administrative

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2002	2003		2002	2003
General and administrative expenses (in thousands)	$1,786	$1,940	9%	$5,817	$5,890	1%
General and administrative expenses (as % of total revenues)	9%	10%		11%	10%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance cost.

General and administrative expenses increased in both absolute dollars and as a percentage of revenue for the three-month period ended September 30, 2003 as compared to the same period of 2002.

General and administrative expenses increased slightly in absolute dollars for the nine-month period ended September 30, 2003 as compared to the same period of 2002. For the same periods, general and administrative expenses decreased as percentage of revenue, due primarily to improved revenues in 2003 as compared to 2002 and relatively fixed nature of those expenses.

The dollar increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2003 as compared to the same periods of 2002 reflects relatively stable headcount and related personnel costs coupled with the increase in legal and accounting fees as a result of enhanced corporate governance requirements, partially offset by a reduction in travel costs.

For the remainder of 2003, we expect general and administrative expenses, in terms of absolute dollars, to increase from the level incurred in the third quarter of 2003 as we incur additional expenses in connection with enhanced regulatory and corporate governance requirements relating to additional internal controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Stock-Based Compensation

Stock-based compensation expenses arise from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options. Stock-based compensation expenses allocated by functional operating expense category were as follows (in thousands):

	Three Months Ended September 30,		Percent (Decrease)	Nine Months Ended September 30,		Percent (Decrease)
	2002	2003		2002	2003
Sales and marketing	$15	$4	(75)%	$52	$21	(59)%
Research and development	244	15	(94)%	1,170	156	(87)%
General and administrative	29	7	(76)%	80	32	(60)%

Total amortization of stock-based compensation	$288	$26	(91)%	$1,302	$209	(84)%

Deferred stock-based compensation is initially recorded as a component of stockholders’ equity in the amount of the excess of the fair value of our common stock on the date of grant over the exercise price of options and also in the amount of the fair value of our common stock that we issued in connection with our October 2000 acquisition of Qiave Technologies Corporation (Qiave) and our April 2002 acquisition of RapidStream that is subject to repurchase. In addition, deferred stock-based compensation is recorded for the fair value of stock options granted to consultants. Deferred stock-based compensation is amortized into expense over the relevant vesting periods using the accelerated method.

Amortization of Other Intangible Assets Acquired

Amortization of other intangible assets acquired consists of amortization of capitalized technology and other definite-lived intangibles related to our acquisitions of Qiave in 2000 and RapidStream in 2002. We are amortizing the intangible assets on a straight-line basis over useful lives ranging from three to five years.

Amortization of other intangible assets acquired was $1.2 million for the three-month period ended September 30, 2002 and $553,000 for the same period of 2003.

Amortization of other intangible assets acquired was $3.2 million for the nine-month period ended September 30, 2002 and $1.6 million for the same period of 2003.

The decrease in amortization of other intangible assets acquired for the three- and nine-month periods ended September 30, 2003 as compared to the same periods of 2002 resulted primarily from the following factors:

•	During the fourth quarter of 2002, we developed a business plan that, because of limited resources, constrained further development and integration of the technology we acquired in connection with our acquisition of Qiave Technologies Corporation in October 2000. Separately, we continued to realize lower than expected revenue from products based on the Qiave technology. As a result, the expected future cash flows were determined to be insufficient to support the carrying value of the Qiave capitalized technology. We therefore recorded an impairment charge of $6.7 million in the last quarter of 2002 of capitalized technology related to the acquisition of Qiave. This impairment charge reduced the remaining amortization basis of the Qiave technology, which resulted in the decrease of quarterly amortization expense of approximately $670,000 for the three-month period ended September 30, 2003 as compared to the same period of 2002 and the decrease of approximately $2.0 million in the nine-month amortization expense for the nine-month period ended September 30, 2003 as compared to the same period of 2002.

•	As a result of the acquisition of RapidStream in April of 2002, the amortization expense increased for the nine-month period ended September 30, 2003 as compared to the same period of 2002, by approximately $500,000 due to the amortization of intangible technology related to this acquisition, as the amortization began in the second quarter of 2002.

For the remainder of 2003, we expect amortization expense to decrease from the level incurred in the third quarter of 2003 due to the reduction in the amortizable basis of other intangible assets, caused by the impairment of the technology related to the RapidStream “Secured by Check Point” product brand, as discussed below.

Impairment of Other Intangible Assets Acquired

In addition to the amortization expense, a partial impairment of the intangible assets related to 2002 RapidStream acquisition was recorded in the third quarter of 2003.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long- Lived Assets,” the carrying value of intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. During the third quarter of 2003, it was determined that an impairment existed for the intangible asset associated with the RapidStream “Secured by Check Point” product brand based on the technology obtained in the 2002 acquisition of RapidStream. Our increased focus on our core market of small- to medium-size enterprises, resulting in a significant reduction in our sales, marketing and development efforts in support of this brand, together with the historically poor performance of this brand led management to reduce the future sales projections for the brand. WatchGuard is also evaluating strategic alternatives for this product. The revised undiscounted expected future cash flows, resulting from the reduced future sales projections, are based on sales of the brand by WatchGuard and do not include any revenue that might be generated from identifying a strategic alternative. These expected cash flows were determined to be insufficient to recover the carrying value of the related capitalized technology. WatchGuard therefore recorded an impairment charge of $3.3 million determined based on the estimate of the asset’s fair value using a discounted cash flow approach.

Acquired In-process Technology

Acquired in-process technology expenses of $1.2 million in the nine-month period ended September 30, 2002 consist of in-process research and development, or IPR&D, expense related to our acquisition of RapidStream.

Restructuring Charges

The restructuring charges in the nine-month periods ended September 30, 2002 are associated with the restructuring plans initiated in 2001 and 2002.

In the second quarter of 2001, we announced a restructuring plan designed to streamline operations and reduce operating costs, which included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, we exited the consumer security market and terminated various original equipment manufacturer agreements to develop products and services for that market, and streamlined operations in support of new products and services aimed at business customers. In the nine-month period ended September 30, 2002, we recorded additional restructuring charges of $524,000, relating to revised estimates of the costs associated with the consolidation and sublease of excess facilities.

In the second quarter of 2002, we implemented a second restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of our strategy. As a result of this restructuring, we recorded a $3.7 million restructuring charge in the nine-month period ended September 30, 2002.

Interest Income, Net

Interest income, net is generated primarily from our investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-up public offering in February 2000. Net interest income also includes financing costs incurred due to term discounts taken by our customers.

Interest income decreased from $636,000 for the three-month period ended September 30, 2002 to $122,000 for the same period of 2003. The decrease is caused by both a decrease in the average balance invested and a decline in the average rates of return. Additionally, the decline in net interest revenue was caused by the increase of approximately $90,000 in financing costs from term discounts taken by our customers.

Interest income decreased from $2.5 million for the nine-month period ended September 30, 2002 to $568,000 for the same period of 2003. These decreases resulted from all three factors mentioned above. The decline in the invested balance in the nine-month period ended September 30, 2003 was primarily due to cash used for the acquisition of RapidStream in April of 2002. Approximately $350,000 decline in net interest income is due to the increase in financing costs from term discounts.

If interest rates stay the same in the future, it is expected that interest income would decline due to maturing of investments having higher rates than current investments. Additionally, financing costs from term discounts taken by our customers will reduce interest income.

Income Taxes

Income tax expense was zero for the three-month period ended September 30, 2002 and $10,000 for the same period of 2003. Income tax expense was $29,000 for the nine-month period ended September 30, 2002 and $24,000 for the same period of 2003. Income tax primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carry forward position for federal income tax purposes of approximately $193.2 million as of September 30, 2003. These carry forwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, approximately $102.7 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carry forwards.

Quarterly Results of Operations

The following tables provide our unaudited results of operations expressed both in dollar amounts and as a percentage of total revenues for each quarter in the five-quarter period ended September 30, 2003. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with our unaudited consolidated financial statements and the notes to the consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

	Three Months Ended
	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues:
Product	$14,224	$15,918	$14,579	$13,132	$12,048
Service	5,851	6,147	7,230	6,888	6,554

Total revenues	20,075	22,065	21,809	20,020	18,602

Cost of revenues:
Product	5,332	5,389	4,975	6,066	5,848
Service	1,509	1,393	1,475	1,556	1,707

Total cost of revenues	6,841	6,782	6,450	7,622	7,555

Gross margin	13,234	15,283	15,359	12,398	11,047

Operating expenses:
Sales and marketing	8,859	8,633	8,673	8,204	7,285
Research and development	5,306	4,869	5,219	5,337	5,323
General and administrative	1,786	1,987	1,934	2,016	1,940
Stock-based compensation	288	148	121	62	26
Amortization of other intangible assets acquired	1,219	1,219	518	554	553
Impairment of other intangible assets acquired	—	6,677	—	—	3,300
Acquired in-process technology	—	—	—	—	—
Restructuring charges	—	3,819	—	—	—

Total operating expenses	17,458	27,352	16,465	16,173	18,427

Operating loss	(4,224)	(12,069)	(1,106)	(3,775)	(7,380)
Interest income, net	636	398	263	183	122

Loss before income taxes	(3,588)	(11,671)	(843)	(3,592)	(7,258)
Provision for income taxes	—	—	6	8	10

Net loss	$(3,588)	$(11,671)	$(849)	$(3,600)	$(7,268)

Basic and diluted net loss per share	$(0.11)	$(0.36)	$(0.03)	$(0.11)	$(0.22)

Shares used in calculation of basic and diluted net loss per share	32,341	32,540	32,740	32,842	32,907

	Three Months Ended
	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003
Consolidated Statements of Operations Data:

Revenues:
Product	70.9%	72.1%	66.8%	65.6%	64.8%
Service	29.1	27.9	33.2	34.4	35.2

Total revenues	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	26.6	24.4	22.8	30.3	31.4
Service	7.5	6.3	6.8	7.8	9.2

Total cost of revenues	34.1	30.7	29.6	38.1	40.6

Gross margin	65.9	69.3	70.4	61.9	59.4

Operating expenses:
Sales and marketing	44.1	39.1	39.8	41.0	39.2
Research and development	26.4	22.1	23.9	26.6	28.7
General and administrative	8.9	9.0	8.9	10.1	10.4
Stock-based compensation	1.4	0.7	0.5	0.3	0.1
Amortization of other intangible assets acquired	6.1	5.5	2.4	2.8	3.0
Impairment of other intangible assets acquired		30.3			17.7
Acquired in-process technology	—	—	—	—	—
Restructuring charges	—	17.3	—	—	—

Total operating expenses	86.9	124.0	75.5	80.8	99.1

Operating loss	(21.0)	(54.7)	(5.1)	(18.9)	(39.7)
Interest income, net	3.2	1.8	1.2	0.9	0.7

Loss before income taxes	(17.8)	(52.9)	(3.9)	(18.0)	(39.0)
Provision for income taxes	—	—	0.0	0.0	0.1

Net loss	(17.8)%	(52.9)%	(3.9)%	(18.0)%	(39.1)%

During 2002 and the first nine months of 2003, global economic, political and other uncertainties, as well as constrained corporate information technology spending, appeared to slow the demand for our products and services. We believe that both our revenues and our operating results for the five-quarter period presented above were negatively affected by the worldwide economic conditions and an overall reduction in capital spending by businesses.

As a result of realigning of our sales and marketing organization and refocusing our distribution and channel partner strategy in late 2001, we achieved growth in revenues in all quarters of 2002. The sequential decline in revenues in the first, second and third quarters of 2003 was primarily driven by overall economic conditions, the realignment of our APAC sales organization and channel strategy, competitive pricing for our products, which included the aggressive trade-up and competitive trade-in programs relating to the Firebox III line, and a reduction in overall channel inventory by the end of the third quarter of 2003. The decline in APAC regional revenue began in the last quarter of 2002. In response to the declining APAC revenues, we focused on rebuilding our regional operation, including strengthening our sales channels and support infrastructure, as well as localizing some of our products. APAC revenues continued to decline through the first three quarters of 2003. We are continuing our realignment efforts in APAC in the remainder of 2003. These efforts, however, may not be successful as soon as expected or at all.

Our gross margins, both in absolute dollars and as a percentage of total revenues, increased sequentially in the three-quarter period between the third quarter of 2002 and the first quarter of 2003. The gross margin improvements in 2002 were caused by sequential revenue growth and the introduction of new higher-margin, lower-cost products, improved pricing obtained from original equipment manufacturers and lower provision for inventory reserves. The percentage margin improvement in the first quarter of 2003 is primarily due to a larger percentage of higher-margin service revenues included in total revenues. The dollar margin improvement in the first quarter of 2003 is attributable to an additional $600,000 of service revenue generated without significant additional costs from our license compliance initiative mentioned above in the discussion of our service revenues. Gross margins declined sequentially in both dollar and percentage amounts in the second and third quarter of 2003, mostly due to competitive pricing for our products, which included the aggressive trade-up and competitive trade-in programs relating to the Firebox III line, as well as due to the higher provision for inventory reserves.

The five-quarter trends in components of the total operating expense are as follows:

•	Sales and marketing expenses decreased by $230,000 between the third and fourth quarters of 2002, remained relatively comparable to prior levels in the first quarter of 2003, and declined by $470,000 and by $920,000 in the second and third quarters of 2003 respectively. Higher level of sales and marketing expenses in the third quarter of 2002 was required to support international and domestic rollout of the new Firebox Vclass product line, launched in the second quarter of 2002 and the introduction of Firebox SOHO 6 products in the third quarter of 2002. The decline in the second quarter of 2003 was primarily due to the decrease in incentive compensation tied to revenue goals and partially due to the reduction in certain marketing promotional costs, as we attempt to balance those activities with the increase in the sales promotions. Further decrease in sales and marketing costs in the third quarter of 2003 resulted primarily from decrease in discretionary marketing programs, such as advertising, trade shows, public relations and direct marketing, as we were focused on improving the operational efficiency of those activities.

•	Research and development expenses decreased by $440,000 between the third and fourth quarters of 2002 due to the elimination of redundant resources resulting from RapidStream acquisition in April of 2002. Our research and development expenses increased sequentially by $350,000 in the first quarter of 2003 and by $120,000 in the second quarter of 2003 compared to the prior quarter, as we devoted more internal and outsourced resources for new product initiatives and development of new generation technologies. Research and development expenses remained relatively comparable to period levels in the third quarter of 2003.

•	General and administrative expenses have been relatively stable for the five-quarter period ended September 30, 2003.

•	Stock-based compensation charges, primarily associated with our October 2000 acquisition of Qiave and our April 2002 acquisition of RapidStream, have decreased sequentially for all quarters presented, due to the use of the accelerated method of amortization.

•	Impairment charges were recorded in the fourth quarter of 2002 for capitalized technology related to the 2000 acquisition of Qiave and in the third quarter of 2003 for RapidStream “Secured by Check Point” product brand technology related to the 2002 acquisition of Rapid Stream.

•	Amortization of other intangible assets acquired decreased from the fourth quarter of 2002 to the first quarter of 2003, due the reduction in amortizable basis of the Qiave capitalized technology due to impairment of this asset as discussed above.

•	Restructuring charges were recorded in the fourth quarter of 2002 and were associated with our 2001 and 2002 restructuring plans. In the fourth quarter of 2002, we revised upwards our estimates of restructuring losses on abandoned facilities due to the declining real estate market conditions in the areas where these excess facilities are located.

Liquidity and Capital Resources

As of September 30, 2003, we had $83.1 million in cash, cash equivalents and short-term investments. The cash equivalents and short-term investments were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. We currently have outstanding a $3.0 million unconditional letter of credit that we issued in September 2000 to our landlord in conjunction with the building lease for our corporate headquarters. Currently, our letter of credit is collateralized by short-term investments with our bank. Our working capital as of September 30, 2003 was $64.6 million.

Operating Activities

Our operating activities resulted in net cash outflows of $5.6 million in the nine-month period ended September 30, 2002, and $5.6 million in the same period of 2003. The operating cash outflows during these periods primarily resulted from significant investments in sales and marketing and research and development, all of which led to operating losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Nine Months Ended September 30,
	2002	2003
Net loss	$(19,925)	$(11,717)
Add: noncash expenses	7,722	7,280
Add (Subtract): changes in operating assets and liabilities	6,586	(1,198)

Net cash used in operating activities	$(5,617)	$(5,635)

The noncash expenses are associated with the amortization and impairment of other intangible assets acquired, depreciation and amortization of property and equipment, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. In the nine-month period ended September 30, 2002, these expenses also included the cost of acquired in-process technology recorded in connection with the acquisition of RapidStream.

Changes in the operating assets and liabilities reflect primarily changes in working capital components of the balance sheet apart from cash and short-term investments, with larger fluctuations within some of them as described below:

a)	Trade Accounts Receivable, Net decreased from $8.8 million at December 31, 2002 to $6.1 million at September 30, 2003, primarily reflecting lower total revenues in the third quarter of 2003 as compared to the fourth quarter of 2002. Days sales outstanding, or DSOs, calculated on a quarterly basis, decreased from 36 days at December 31, 2002 to 30 days at September 30, 2003. DSOs are affected by the payment terms contained in our customer contracts, including term discounts taken by our customers and risks associated with the uncertain economy. DSOs also depend on whether revenues in a particular quarter are linear (that is, whether revenues are evenly distributed throughout the quarter or weighted more toward the end of the quarter). Based on our current sales mix, the linearity of revenues in past and future quarters and timing differences arising from the varying payment terms in our customer agreements we expect our DSOs to generally range from 40 to 50 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

b)	Net Inventories remained at the comparable level of $4.4 million at both December 31, 2002 and at September 30, 2003. The increase in gross inventories, due to an expansion of product offerings resulting from the RapidStream acquisition and introduction of new products in 2002 and 2003, was offset by increases in inventory reserves in 2003.

c)	Accrued Restructuring and Acquisition Costs decreased from $9.0 million at December 31, 2002 to $6.1 million at September 30, 2003, due to settlements of an abandoned lease and a technology-related contract, as well as to the ongoing payment of rents on excess facilities.

d)	Deferred Revenue decreased from $18.5 million at December 31, 2002 to $17.1 million at September 30, 2003. The decrease of deferred revenue balance is related to the decrease in the number of initial service subscriptions bundled with the original product purchases, as the product shipments sequentially declined in the first three quarters of 2003 compared to shipments in the last quarter of 2002.

Investing Activities

Cash provided by investing activities was $1.4 million in the nine-month period ended September 30, 2002 and $2.2 million in the same period of 2003. In the nine-month period ended September 30, 2003, these activities primarily relate to short-term investment of the proceeds received from our public offerings, offset by capital expenditures for property and equipment. In the nine-month period ended September 30, 2002, the investing activities also included the net cash consideration paid in connection with the acquisition of RapidStream.

Financing Activities

Cash provided by financing activities totaled $1.0 million in the nine-month period ended September 30, 2002 and $1.3 million in the same period of 2003. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Our contractual commitments at September 30, 2003 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $2.0 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our renters were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Payment due by period
	Total	Before			After
		December 31, 2003	December 31, 2005	December 31, 2007	December 31, 2007
Operating lease obligations	$21,628	$987	$6,758	$5,705	$8,178
Purchase obligations	1,537	1,537	—	—	—

Total	$23,165	$2,524	$6,666	$5,705	$8,178

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

We have incurred losses in the past and may not achieve or sustain profitability, which could result in a decline in the value of our common stock.

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of September 30, 2003, we had an accumulated deficit of approximately $126 million. Although our revenues have increased each year since we began operations, we may not be able to continue to grow our revenues as expected and revenues may in fact decrease, and even if we are able to grow our revenues, we do not believe that the historical percentage growth rate of our revenues will be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. We expect that over time we will have to increase our operating expenses in connection with

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

The economic downturn in the U.S. economy and in other economies worldwide has adversely affected the demand for our products and services and may continue to result in decreased revenue and growth rates. We do not know how long this economic downturn will last or whether it will become more severe. We also cannot predict the extent of the effect of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. To the extent that this downturn continues or grows deeper in the United States or other geographic regions in which we operate, the Internet security industry and demand for our products and services are likely to be adversely affected.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of our 2001 and 2002 restructuring and impairment analysis of both our RapidStream intangible assets and goodwill relating to our acquisitions. Although we do not anticipate further significant adjustments to our 2002 restructuring, the actual costs related to the restructuring may differ from estimates if it takes us longer than expected to find suitable tenants or if there are further changes in the real estate market where excess facilities are located. We periodically review the carrying value of other intangible assets acquired for existence of facts and circumstances, both internal and external, which may suggest potential impairment. Revenues from the RapidStream “Secured by Check Point” brand products based on the acquired RapidStream technology have not met our original expectations. It has become clear that this product is not properly aligned with our increased focus on our core market of small- to medium-size enterprises and we are evaluating strategic alternatives for this product. We therefore recorded an impairment charge of $3.3 million related to the intangible asset associated with this technology. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively has in the past and may in the future result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point, Cisco Systems, Inc., Fortinet Inc., NetScreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Competition has continued to increase and many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

If we do not retain our key employees, or successfully identify and integrate new employees into our organization to fill vacancies in positions, our ability to execute our business strategy will be impaired.

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, we have recently hired new senior management into our Sales organization and have vacancies in some other senior positions. If we are unable to identify and hire employees for these positions, successfully integrate new key employees into our organization, or if our new key employees are unable to successfully lead our Sales organization, our ability to execute our business strategy will be impaired and our revenues could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Because many potential customers do not fully understand or remain unaware of the need for complete, integrated Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for complete, integrated Internet security solutions incorporating multiple security technologies and services. Historically, only enterprises having substantial resources have developed or purchased comprehensive Internet security solutions, and the concept of the complete, integrated security solution that incorporates multiple security technologies and services for the SME is relatively new and unproven. Also, there is a perception that a complete Internet security solution is costly and difficult to implement. We will therefore not succeed unless the market understands the need for a complete, integrated Internet security solution and we can convince our potential customers of our ability to provide this security in a cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for complete, integrated Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our Firebox products and the related LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and any next-generation products that replace these existing products, and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, value-added resellers and Internet service providers and other managed service providers, to obtain and retain customers. In addition, our current product lines are based both on technology that we have developed internally and technology based on the RapidStream technology we acquired in the second quarter of 2002. If we are unsuccessful in effectively integrating these technologies together, or the integration causes us to lose customers, our future revenues may be adversely affected.

To receive our LiveSecurity Service, enterprises are required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel customer. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. Enterprises may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information. Because our LiveSecurity Service is an innovative service, we may not be able to accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance. In addition, we offered a third-party service through our LiveSecurity subscription service for the first time in October of 2003. Because this offering is new and unproven, we may not be able to accurately predict the rate at which our customers will adopt this optional service, and we may not generate significant revenues from this service.

We may not realize any significant benefits from our relationship with Check Point Software Technologies Ltd. or the RapidStream-branded “Secured by Check Point” line of products.

Following our acquisition of RapidStream in the second quarter of 2002, we entered into a relationship with Check Point under which we market a line of products that includes Check Point security software. These products, which are sold under the RapidStream brand as “Secured by Check Point,” have not achieved market acceptance and have not generated significant revenues. As a result, although we are continuing to sell and service this line of products, we have significantly reduced our focus on sales, marketing and development efforts in support of this brand. This reduction of focus also led management to conclude that impairment existed for the underlying capitalized technology related to this product brand, obtained in the 2002 acquisition of RapidStream. As discussed above, we therefore recorded an impairment charge of $3.3 million related to the intangible asset associated with this technology. We are also investigating other strategic alternatives, but we may be unsuccessful in finding any such alternatives, and this line of products may never generate any significant revenues. In addition, Check Point is a competitor of ours in the Internet security industry, and our relationship with Check Point is terminable by either party at will. If Check Point discontinues its relationship with us, we may not be able to identify a strategic alternative for this line of products.

If our third-party channel customers fail to perform, our ability to sell our products and services will be limited.

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. In addition, our channel partners are subject to the economic and competitive pressures unique to their respective regions, which may adversely affect their ability to sell our products and services. Two of our channel customers, Ingram Micro and Tech Data, together accounted for 44% of our revenues in the quarter ended September 30, 2003. The loss of one of these distributors, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of realigning our channel by reducing the number of channel customers with whom we have a direct contract, in some areas and expanding the number in others while expanding our programs for our indirect partners to improve overall performance and efficiencies. While we have made progress in the Americas and EMEA regions, and some initial progress in the APAC region outside of Japan, we have only recently been successful in making any progress in Japan. The channel reorganization in the APAC region also includes identifying and hiring additional personnel to assist us in managing the channel. If the realignment and reorganization causes disruption in any region, or we are not able to continue making progress on the realignment and reorganization in Japan, we could experience a loss or reduction in sales involving one or more of our channel customers. In addition, the aftermath or a renewed spread of severe acute respiratory syndrome (SARS) in the APAC region may also result in a loss or reduction in sales from our channel customers in that region.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions, notification of the end-of-life of existing products or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for estimated sales returns, price protection rights and promotional rebates were $1.9 million in 2000, $6.9 million in 2001 and $4.6 million in 2002 or 3%, 10% and 6% of total revenues before the provisions. The provision for estimated sales returns, price protection rights and promotional rebates was $1.7 million, or 8% of revenues, before the provision, in the quarter ended September 30, 2003, and $5.4 million or 8% of total revenues, before the provision, in the nine-month period ended September 30, 2003. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with new products or notification of the end-of-life of existing products, the provision may still be inadequate.

We may be unable to deliver our products and services if our contract manufacturers or component manufacturers fail to supply products or component parts with acceptable quantity, quality and cost.

We outsource the manufacture of all of our products and these manufacturers obtain component parts for our hardware from a variety of additional manufacturers. While our contract manufacturers and component vendors have produced products and parts for us in acceptable quantities and with acceptable quality and cost in the past, they may be unable to do so in the future. Companies in the electronics industry regularly experience lower-than-required component allocations, and the industry is subject to frequent component shortfalls. Although we believe that we could find additional or replacement sources for our contract manufacturing or hardware components, our operations could be disrupted if we have to add or switch to a replacement contract manufacturer or vendor or if our component supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

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

Our success will depend in part on our continued ability to license and use hardware and software technology, including open-source technology, that is important for the functionality of our products. Some of our existing products and planned future products also utilize entire hardware platforms designed by third parties. In addition, the open source software that we use in our products is governed by standard open source licenses that are subject to differing interpretations within the industry. To the extent that our interpretation of any open source license is deemed incorrect, or we are otherwise found to be in breach of any such license, our ability to continue to use that open source software may be interrupted. A significant interruption in the supply of a third-party technology could delay our development and product sales until we can find, license and integrate or manufacture equivalent technology. This could damage our brand and result in loss of current and potential customers. Although we believe that we could find other sources for the technology we license, alternative technologies may be unavailable on acceptable terms, if at all. We depend on our third-party licensors to deliver reliable, high-quality products, develop new products on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. We also depend on the continued compatibility of our third-party software with future versions of our products.

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

If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have 4 issued patents and 16 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 47% and 50% of our revenues in the three- and nine-month periods ended September 30, 2003 respectively. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

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

Foreign Currency Risk

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the nine-month period ended September 30, 2003 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

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

There were no significant changes to our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.1 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

3.2	Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

10.1	Offer letter to Dale Bastian dated July 8, 2003.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(b) Reports Filed on Form 8-K

We did not file any current reports on Form 8-K with the SEC during the three-month period ended September 30, 2003.

(c) Reports Furnished on Form 8-K

We furnished current reports on Form 8-K to the SEC on (i) July 7, 2003 announcing our preliminary financial results for the three-month period ended June 30, 2003 and (ii) July 24, 2003 announcing our financial results for the three-month period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2003

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ Michael E. McConnell
Michael E. McConnell
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

WATCHGUARD TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.1 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

3.2	Restated Bylaws of WatchGuard Technologies, Inc. (incorporated by reference to Exhibit 3.2 to WatchGuard’s Registration Statement on Form S-1 (file number 333-78813), filed July 30, 1999).

10.1	Offer letter to Dale Bastian dated July 8, 2003.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.