Form 10-K
period 2003-12-31
WATCHGUARD TECHNOLOGIES INC
filed 2004-03-15
CIK 1062019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, based on the last sales price of the registrant’s common stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $143,535,598.

As of March 1, 2004, there were 33,387,072 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated into this report by reference to the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on June 3, 2004. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, the end of the fiscal year to which this report relates.

WATCHGUARD TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Words such as “expects,” “believes,” “anticipates” and “intends” and similar words may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this annual report. Other factors besides those described in this annual report could also affect actual results. You should carefully consider the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this annual report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

ITEM 1.	BUSINESS

Overview

WatchGuard is a leading provider of Internet security solutions designed to protect small- to medium-sized enterprises, or SMEs, that use the Internet for e-commerce and secure communications. We provide SMEs worldwide with integrated and expandable Internet security solutions employing multi-layered defenses that protect against known and future threats in an intelligent way backed by an intuitive user interface and the expert guidance and support of our LiveSecurity Service. With the risk that threats and attacks will compromise multiple access points in a corporate network, an effective security solution now requires more layers of defense than just firewalls for access control and virtual private networks, or VPNs, for secure communications. A security solution that integrates multiple layers of defense, however, must do so efficiently to preserve performance and remain flexible enough to adapt to future threats and attacks in the evolving security landscape.

Thousands of enterprises worldwide use our award-winning products and services to meet these requirements. These products and services include our integrated, expandable Firebox security solutions that offer firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, anti-virus protection and vulnerability assessment services. We offer our customers centralized point-and-click management that allows even the non-security professional to effectively install, configure and monitor our security products as well as the networking features required for more complex network installations. In addition, our innovative subscription-based LiveSecurity Service provides our customers with access to expert guidance and support so they can protect their data and communications in a continuously changing environment.

Our market spans the SME market, from smaller-sized companies, for which ease-of-use is a primary requirement, to medium-sized companies, including those with high-speed connections supporting VPNs between the corporate headquarters and geographically dispersed branch offices, for which performance, scalability and networking features are key requirements. Our security solutions also give enterprises a security management choice. An enterprise can manage its own Internet security with our product offerings or outsource its security management to an Internet service provider, or ISP, or other managed service provider implementing our managed security solutions. For the service provider, our technology improves the economics of managed security services through a scalable delivery platform that enables the service provider to remotely configure and manage thousands of customer sites quickly and easily.

We sell our Internet security solutions indirectly to end-users through a network that includes thousands of distributors and resellers and we have customers located in over 125 countries. We also sell directly and indirectly to a number of service providers that implement our managed security solution. As of December 31, 2003, we had shipped over 200,000 of our security appliances.

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

Industry Background

Reliance on the Internet

The growth in the Internet has provided enterprises, regardless of size, with new revenue opportunities by facilitating global distribution of products and services and enabling significant reductions in sales and marketing costs through automation and instantaneous access. Enterprises are increasingly required to establish secure Internet access to facilitate and support their strategic business objectives. In a marketplace that is becoming more competitive, enterprises are increasingly utilizing new business tools and initiatives, such as remote access, e-commerce, online customer service and supply chain management to gain competitive advantage.

The need for Internet security

The increased importance of e-commerce and the proliferation and growth of corporate intranets have dramatically increased the openness of computer networks, with the Internet becoming a widely accepted platform for many business-to-business and business-to-consumer transactions. The accessibility and relative anonymity of users in open computing environments, however, make systems and the integrity of information stored on them increasingly vulnerable to security threats. Open systems present inviting opportunities for computer hackers, terrorists, curious or disgruntled employees or contractors, or competitors, to compromise, alter or destroy sensitive information within the system or to disrupt operations and Internet access. Open computing environments are also complex and typically involve a variety of hardware, operating systems and applications supplied by a variety of vendors, making networks difficult to manage, monitor and protect from unauthorized access. In addition, because even smaller organizations are rapidly adopting public-facing Web and application servers, they now face the types of threats and vulnerabilities that had been previously reserved for much larger organizations that could deploy sufficient personnel to meet that challenge.

New attacks and security vulnerabilities are created or discovered on almost a daily basis. Security vulnerabilities are faults in software and hardware that may permit unauthorized network access or allow an attacker to cause network damage. According to the Computer Emergency Response Team, or CERT, a federally funded research and development center, not only is the number of cyber incidents and attacks increasing at an alarming rate, but the number of vulnerabilities is increasing as well. The number of vulnerabilities has increased almost four-fold in three years, from 1,090 reported vulnerabilities in 2000 to 3,784 reported vulnerabilities in 2003. In addition, CERT handled 137,529 security incidents in 2003, approximately 68% more than the 82,094 security incidents handled in 2002, and over six times the 21,756 security incidents handled in 2000.

The annual Computer Security Institute, or CSI, survey conducted in 2003 highlights the fact that the potential risks faced by organizations connected to the Internet remains very high. The CSI survey revealed that 75% of companies responding had experienced security breaches that resulted in financial losses, with the average loss per company due to theft of proprietary information, denial of service, or sabotage of data on networks estimated at nearly $1.5 million. Virus attacks (82% of respondents) were most frequently cited, along with insider abuse of network access (80% of respondents). In addition to an increase in the number of attacks, the speed of propagation of these attacks is increasing as well. For example, MyDoom, an automated Internet attack that was a blend of a computer worm and a computer virus, quickly spread around the world. At its peak, it was estimated that 1 in 12 emails carried the worm. Organizations therefore often do not have the luxury of waiting for an alert about a current threat, but must be proactive in their defense against Internet security attacks.

The Internet security challenge

Internet security is not a response to a single attack or point of vulnerability, but rather a comprehensive solution comprised of a series of defenses against a wide variety of attacks and points of vulnerabilities. Because enterprises need to control the flow of information between their internal networks and the Internet, they need firewalls, which are the foundation of a comprehensive security solution. A firewall, a security component that varies in complexity, is designed to block access from the Internet to an enterprise’s internal networks, as well as control the flow of and access to information shared between the networks and the Internet. A comprehensive security solution, however, needs to do more than control access. It also needs to integrate several other sophisticated security layers, such as VPNs, to enable encrypted communications between points on the Internet, gateway and desktop anti-virus solutions, to scan and detect viruses and worms, and other security methodologies, such as vulnerability assessment, intrusion prevention, authentication and content filtering.

Even a comprehensive security solution must, however, be easy to install, configure and manage to be truly effective. With businesses increasingly establishing secure Internet access for branch offices, trading partners and traveling employees, an enterprise must often deploy multiple point solutions such as firewalls and VPNs to fully protect the corporate network, as well as a variety of other solutions such as anti-virus, intrusion detection, and spam filtering to protect all points within their network. This often requires a variety of different security technologies, often from a wide variety of vendors, all with disparate management systems. The complexity of effectively managing all of these point solutions is often beyond the scope and skill of an enterprise, and without a robust, intuitive and easy-to-use system to manage these point solutions, the complexity and difficulty of successfully implementing a corporate information security solution rises dramatically.

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

The Internet security opportunity

According to the VPN and Firewall Products Quarterly Worldwide Market Share and Forecasts for 3Q03 report from Infonetics Research, Inc., “end-user demand is clearly a fundamental driver for deployment of VPN and firewall products, and demand is skyrocketing.” Infonetics reports that the worldwide market for VPN and firewall appliances reached $1.4 billion in 2002 and is forecasted to grow to $2.2 billion in 2006, at a compound annual growth rate, or CAGR, of 22%. Infonetics believes that the demand for VPN and firewall appliances is growing in part because most end-users are moving from a model of centralized Internet connectivity to distributed connectivity in order to take advantage of the cost savings offered by VPNs.

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

The WatchGuard Approach to Internet Security

WatchGuard’s approach to Internet security has the following key elements:

Integrated Appliance

By integrating multiple security capabilities—which normally reside on numerous devices—integrated security appliances provide multi-layered protection in a single appliance. This allows SMEs that often have limited security budgets and lack the resources to adequately research and acquire multiple point solutions to get enterprise-level security at a lower total cost of ownership. In addition, managing a single device requires less time than managing disparate systems and leaves more time to proactively secure networks against ever-present threats.

Upgradeable Platform

Upgradeability and expandability enables the SME customer to adapt its security to meet changing business needs. It also provides investment protection for the SME customer that typically lacks the budget to replace hardware devices every time increased performance or new features or functionality are required.

Intelligent Layered Security

An Intelligent Layered Security architecture is designed to incorporate and manage multiple defense layers to increase efficiencies and minimize performance degradation while remaining flexible enough to insert new layers of security as emerging threats arise. The conceptual layers of defense include external defenses such as vulnerability assessment to protect against attacks before they are launched, data integrity protection that discards malformed data packets, virtual private networking for secure communications, standard stateful packet filtering, application layer filtering (proxies) to protect networks from application-layer threats that can elude standard packet-filter technologies, content filtering, which includes Web access control to protect users from harmful content, and spam filtering to efficiently reduce wasted corporate resources. The architecture also includes behavioral mechanisms which protect against attacks by detecting precursors such as port scans and spoofing attacks as well as actual attacks such as buffer overflows and protocol anomaly attacks, and dynamically changing firewall policy to prevent subsequent traffic from the sources of those scans and attacks.

Intuitive User Experience

An intuitive user interface provides a number of key benefits: (1) the visibility to allow a user to see what is happening in its network instantly with real-time monitoring and centralized management for multiple devices and security services; (2) the efficiency to update defenses across a network from one central location with the same management interface even as additional security appliances are added to the network; and (3) the ability of the user to monitor the solution with the level of detail it prefers with a range of sophisticated management tools. In addition, smart defaults reduce configuration time and allow a security product to protect a network from the moment it is installed, and “drag-and-drop” interfaces allow users to create VPN tunnels in seconds instead of hours. Finally, graphically highlighted need-to-know data facilitate network management and allow efficient and quick analysis of logs.

Expert Guidance and Support

The subscription-based LiveSecurity Service helps the IT Director or network administrator of a SME act like a security expert. WatchGuard customers can spend less time mired in security concerns and simply conduct their core business. The LiveSecurity Service is valuable for both SMEs and managed security providers, and offers subscribers the following important services:

•	Timely early-warning vulnerability alerts e-mailed directly to the subscriber’s Inbox, so customers can stay ahead of attackers;

•	Convenient, downloadable software updates providing not only hotfixes, but also featuring enhancements, which allows subscriber defenses to keep pace with hacker innovations;

•	Expert instruction and training to help subscribers stay current, grow in their security knowledge, and better respond to security issues; and

•	Superior customer care that responds quickly to subscriber problems and offers technical support and convenient online resources.

We expect that these key elements will be increasingly reflected in our products throughout 2004.

Strategy

Our objective is to be the leading provider of Internet security solutions to SMEs worldwide. Our strategy to achieve these goals is based on the following key elements:

Continue to introduce technologically innovative products and services to the SME market

We intend to continue to introduce products and services targeted for the SME customer that provide the robust security typically reserved for larger enterprises without the complexity and higher cost of ownership of other solutions. We plan to accomplish this with integrated, expandable security appliances that adapt and expand with the changing security needs of our customers. We also intend to continue to converge the security, management and hardware technology of each of our core product lines. We expect that this will allow us to reduce our development and manufacturing costs and our time-to-market for future innovative technology.

Expand, enhance and leverage our innovative LiveSecurity Service

Our subscription-based LiveSecurity Service is an innovative, value-added security service that provides information and early-warning vulnerability alerts, software updates, expert instruction and training, along with superior customer care, over the Internet directly to our subscribers and service provider partners. We plan to expand and enhance our LiveSecurity Service, and therefore the value of our subscription service, by adding new software and services. We also intend to better leverage this relationship with our installed customer base by increasing the number of software and service add-ons sold through this service to these existing customers through internal development and partnering with third-party providers. As we expand and enhance our LiveSecurity Service, we plan to ensure that it remains easy to implement and use by our SME customers and by service providers.

Leverage third-party technology and resources to enhance our product offerings

In addition to utilizing internal development efforts, we plan to increase the breadth and depth of our multi-layered defense by leveraging the technology of third parties, which may involve either partnering or acquisition strategies. This strategy allows us to further decrease our time-to-market and reduce our development risk while gaining the benefit of other parties’ expertise in particular technologies or markets.

Continue to expand WatchGuard brand awareness

We believe that we have an opportunity to make the WatchGuard brand synonymous with Internet security for the SME. We will continue to participate in public relations activities and seminars both domestically and abroad to secure WatchGuard’s position as an expert and innovator in Internet and network security and to leverage our Web site and increase our end-user demand generation activities. Through online and print advertising, direct mail, email and telemarketing campaigns, and particularly through our Web site and sales tools, we intend to leverage our marketing activities worldwide to uniquely position WatchGuard in the marketplace and clearly communicate the benefits of our comprehensive solutions to our customers and partners. We also intend to introduce innovative programs designed to simplify the purchase of our products, and to offer end-users product and service options that allow them to customize the solution to better address their needs.

We have not determined a schedule for implementing these components of our strategy. The timing for executing our strategies will depend on market conditions, the availability of strategic opportunities and the availability of management resources.

Products and Services

Our comprehensive security solutions include an integrated suite of security and management software, an Internet security appliance and a dynamic Internet-based service to keep security defenses current. These solutions provide firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, anti-virus protection and vulnerability assessment services. Enterprises may use our products to internally manage their Internet security or elect to outsource security management to a service provider implementing our managed security solution.

Security Appliances

By using our Firebox products, an enterprise can quickly and affordably deploy comprehensive perimeter security protection and VPN capability across its network, but still retain centralized control and administration.

In addition, our LiveSecurity Service enables enterprises to augment their information technology staff with our security experts, which we believe substantially reduces personnel costs. Our Firebox products (other than our prior-generation Firebox III products) include an initial 90-day subscription to our LiveSecurity Service. In addition, with the specific options that are expected to be available in the first half of 2004, customers will be able to upgrade their existing Firebox X appliance to any higher model in the line or add ports to their Firebox X appliance simply by applying a license key.

We currently offer the following Firebox X, Firebox SOHO and Firebox Vclass models:

Firebox Model	Firebox X2500	Firebox X1000	Firebox X700	Firebox X500

Recommended For	Mid-sized Enterprises, High Volume Web Traffic	Mid-Size Business or Branch Office	Smaller Business or Remote Office	Stand-Alone Firewall for Small Office

Authenticated Users	5000	1000	250	250

User License	Unlimited	Unlimited	Unlimited	Unlimited

Firewall Throughput	275 Mbps	225 Mbps	150 Mbps	100 Mbps

VPN Throughput (3DES Encryption + SHA1)	100 Mbps	75 Mbps	40 Mbps	20 Mbps

Hardware Encryption Acceleration	Yes	Yes	Yes	Yes

Branch Office/Mobile User VPN Tunnels	1000/1000	500/1000	100/100	0 1/50

Model Upgradeability	N/A	Yes[2]	Yes[2]	Yes[2]

Interfaces	Six[3] RJ-45 10/100TX Ethernet, DB-9 Serial Port	Six[3] RJ-45 10/100TX Ethernet, DB-9 Serial Port	Six[3] RJ-45 10/100TX Ethernet, DB-9 Serial Port	Six[3] RJ-45 10/100TX Ethernet, DB-9 Serial Port

1	Upgradeable to 50 Branch Office/VPN Tunnels.
2	Option to upgrade existing appliance to any higher model in the line is expected to be available in the first half of 2004.
3	Three ports active initially. Option to activate three additional ports is expected to be available in the first half of 2004.

Firebox Model	Firebox SOHO 6	Firebox SOHO 6tc	Firebox SOHO 6 Wireless	Firebox SOHO 6tc Wireless	Firebox S6 and S6-VPN	Firebox S6 Wireless and S6-VPN Wireless

Recommended For	Small Business	Small Remote Office	Small Business with Wireless Network	Small Remote Office with Wireless Network	Small Japanese Business or Small Remote Office	Small Japanese Business or Remote Office with Wireless Network

User License	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)

Firewall Throughput	75 Mbps	75 Mbps	75 Mbps	75 Mbps	75 Mbps	75 Mbps

VPN Throughput (3DES Encryption + SHA1)	20 Mbps	20 Mbps	20 Mbps	20 Mbps	20 Mbps	20 Mbps

Hardware Encryption Acceleration	Yes	Yes	Yes	Yes	Yes	Yes

Branch Office/Mobile User VPN Tunnels	0 2/11	10 2/11	0 2/11	10 2/11	10 2/11	10 2/11

Full Japanese Support, User Interface and User Guides	Option	Option	Option	Option	Yes	Yes

Interfaces	Six RJ-45 10/100TX Ethernet	Six RJ-45 10/100TX Ethernet	Five RJ-45 10/100TX Ethernet 802.11b WAP	Five RJ-45 10/100TX Ethernet 802.11b WAP	Six RJ-45 10/100TX Ethernet	Five RJ-45 10/100TX Ethernet 802.11b WAP

1	Firebox SOHO 6tc—50 User and 50 User Upgrade License is available in North America and select countries.
2	Included in Firebox SOHO 6tc and S6-VPN; optional on Firebox SOHO 6 and S6.

Firebox Vclass Models	Firebox V200	Firebox V100	Firebox V80	Firebox V60	Firebox V60L	Firebox V10

Recommended For	VPN concentrator, data center firewall, multi-tenant security	VPN concentrator, data center firewall, multi-tenant security	High-speed VPN tunnel connecting data centers, data center firewall, Fast Ethernet firewall, multiple T3 firewall	VPN concentrator, Fast Ethernet firewall, HQ for SMEs	VPN concentrator	Small standalone or branch office firewall and VPN

Concurrent Sessions	500,000	250,000	128,000	16,000	8,000	2,000

User License	Unlimited	Unlimited	Unlimited	Unlimited	250	10 (upgrade to unlimited)

Firewall Throughput	2Gbps	600 Mbps	200 Mbps	200 Mbps	100 Mbps	75 Mbps

VPN Throughput (3DES Encryption + SHA1)	1.1 Gbps	300 Mbps	155 Mbps	100 Mbps	50 Mbps	20 Mbps

Hardware Encryption Acceleration	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC

Branch Office VPNs	40,000	20,000	8,000	400	50	10

Interfaces	2 x 1000 BaseSX Gigabit, 2 x High Availability (Ethernet) ports, 1 x console port	2 x 1000 BaseSX Gigabit, 2 x High Availability (Ethernet) ports 1 UPS port 1 x console port	4 x 10/100 Ethernet, 2 x High Availability (Ethernet) ports 1 UPS port 1 x console port	4 x 10/100 Ethernet, 2 x High Availability (Ethernet) ports 1 UPS port 1 x console port	4 x 10/100 Ethernet, 2 x High Availability (Ethernet) ports*	2 x 1000 BaseSX Gigabit, 1 x RS232 console port

*	High availability optional on Firebox V60L.

Security Appliance Management and Monitoring

We offer robust and intuitive management and monitoring of our comprehensive Internet security appliances that reduce the complexity and difficulty of successful implementation and provide for better visibility of the security environment. Our management and monitoring tools include:

•	WatchGuard System Manager. Our easy-to-use WatchGuard System Manager tool serves as the operational headquarters for the Firebox X products. The WatchGuard System Manager is designed to enable the end-user to quickly and easily configure the Firebox X product, implement security policies and monitor the status of installed network services.

•	Global Policy Manager. Centrally located at a managed security service provider’s network operations center, our Global Policy Manager for our Firebox X and Firebox SOHO line of products provides security intelligence and configuration for all customer sites under management. Global Policy Manager allows the service provider to create and store various security policy configurations for different customer groups or service plans.

•	Logging, Notification and Monitoring. For the Firebox X and Firebox SOHO products, the following tools are also available:

•	Firebox Monitors: Integrated monitoring and reporting tools for the Firebox X products provide real-time and historical data about network traffic and allow customers to detect and interrupt suspicious activity.

•	Logging and Notification: The Firebox X products support multiple levels of logging and notification while the Firebox SOHO product supports a more limited form of logging. Logs from multiple sites can be securely distributed to a central location using 3DES encryption.

•	HostWatch: HostWatch displays real-time monitoring of network usage mapped to authenticated users and host computers. Color-coded connection types (Allowed, Denied, Proxied or Masqueraded) between internal and external hosts are identified by IP address, DNS name or user name.

•	Historical Reporting: Our flexible HTML-based historical reporting tool for the Firebox X products enables end-users to summarize network activity through custom and standardized reporting options.

•	VPN Manager. VPN Manager automates the creation of VPN tunnels between an enterprise’s headquarters, branch offices and remote users utilizing Firebox X and Firebox SOHO products, and is designed to dramatically reduce the complexity of creating and managing multi-site VPNs. With VPN Manager, VPN tunnels can be created with a revolutionary quick and simple point-and-click user interface.

•	Web Interface. For SOHO products the Web user interface provides a platform-independent management tool for quick set-up, configuration and status.

•	Vcontroller. A comprehensive, cross-platform Firebox Vclass appliance management console, the Vcontroller provides for the configuration of firewall and VPN policies and provides access to all the enterprise-class features of the Firebox Vclass appliance, such as:

•	Firewall, network address translation and VPN policies;

•	Quality of service, “virtual” LAN, or VLAN, server load balancing and remote user policies;

•	Real-time monitoring of traffic statistics;

•	Configurable alarm and event notification; and

•	Configurable logging.

•	Central Policy Manager. Central Policy Manager, or CPM, is a powerful, scalable network management platform designed to simplify large-scale deployment, configuration and monitoring of firewall and VPN features for Firebox Vclass appliances. CPM compiles network-wide security policies into individual appliance policies, automatically taking into account the relationship between different appliances. This allows CPM to effectively and efficiently manage even hundreds of security appliances.

LiveSecurity Service

Our LiveSecurity Service is valuable for both SMEs and managed security providers, and offers subscribers the following important services:

•	Timely early-warning vulnerability alerts emailed directly to the subscriber’s Inbox, so customers can stay ahead of attackers;

•	Convenient, downloadable software updates providing not only hotfixes, but also featuring enhancements, which allows subscriber defenses to keep pace with hacker innovations;

•	Expert instruction and training to help subscribers stay current, grow in their security knowledge, and better respond to security issues; and

•	Superior customer care that responds quickly to subscriber problems and offers technical support and convenient online resources.

We currently offer standard and enhanced versions of our LiveSecurity Service, each of which provides end-users with differing levels of interactive technical support:

•	Standard Technical Support Service, which includes:

•	Access to a moderated online user forum;

•	Technical support 12 hours a day, five days a week (based on the customer’s local time);

•	Target four-hour maximum response time for customer service; and

•	Access to technical support team, limited to three to five incidents per year (depending on the product).

•	Gold Technical Support Service Upgrade, which includes:

•	Access to a moderated online user forum;

•	Technical support 24 hours a day, seven days a week;

•	Target one-hour maximum response time for customer service; and

•	Unlimited access to technical support team.

Other Products

We offer additional upgrades and options, including:

•	Model upgrades to increase performance and feature attributes to that of any higher model in the line (Firebox X)*;

•	Port upgrades to activate three additional ports (Firebox X)*;

•	Mobile-user VPN for telecommuting or traveling employees (all models);

•	Vulnerability assessment powered by Qualys, Inc. to identify and correct vulnerabilities before an attack is launched (all models);

•	Desktop virus protection with McAfee Virus Scan ASaP for Microsoft Windows 98, NT and 2000 operating systems (all models);

•	High Availability for security appliance failover protection (Firebox X and Firebox Vclass);

•	Web-Blocker content filtering to restrict Web site access (Firebox X and Firebox SOHO);

•	VPNForce Port secures wireless users’ connections with IPSec and routes the wireless user traffic through secure branch office VPNs to an enterprise’s trusted network (Firebox SOHO 6 Wireless);

•	Dual ISP Port Upgrade failover protection (Firebox SOHO);

•	SpamScreen to filter or identify email spam (Firebox X); and

•	User limit upgrades (Firebox SOHO).

*	Expected availability in the first half of 2004.

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

The WatchGuard Team of Experts

Our Rapid Response team identifies, analyzes and generates responses to new Internet security threats. To identify new threats, the team monitors a wide variety of Internet sources related to network security, including newsgroups, vendor Web sites, security-related bulletin boards, and even underground “black hat” sites. When the Rapid Response team identifies an emerging security threat, it alerts LiveSecurity Service subscribers with concise, prompt emails, written understandably and including step-by-step countermeasures that bolster defenses. In conjunction with our Rapid Response team, world-class outside experts also provide continuing education and editorials on the rapidly changing subject of Internet security. This service is robust and comprehensive, broadcasting more than 180 LiveSecurity articles during 2003.

Licensing and Pricing

We offer our resellers, distributors and service provider partners discounts from our suggested retail prices. In addition, we offer educational discounts and promotional pricing as appropriate. All customers purchasing our Firebox and ServerLock products receive a perpetual license for our security and management software, which is included in the system price. Each end-user purchaser of our current products also receives a renewable 90-day subscription to our standard LiveSecurity Service, while purchasers of our prior-generation Firebox III products receive a renewable one-year subscription to our standard LiveSecurity Service. For our managed security solution, the service provider buys a license to use our network operations center security suite management and security software. In addition, the service provider must have an active subscription to the LiveSecurity Service for each end-user security appliance that it manages.

Sales, Marketing and Distribution

Because the need for Internet security crosses geographic and economic boundaries, our business opportunity extends worldwide to all business segments. Since our inception, we have invested heavily in worldwide sales and marketing. International sales generated 58% of our revenues in 2002 and 54% of our revenues in 2003.

We sell our security solutions through distributors, value-added resellers, or VARs, and service providers, which resell our products and services to end-users spanning a wide variety of industries and more than 125 countries. We also sell our managed security solution products and services directly to service providers. As of December 31, 2003, we had shipped over 200,000 of our security appliances to our distribution network. Examples of members of our distribution network include:

•	distributors, such as Ingram Micro, Tech Data, Wick Hill Group, Westcon and Alternative Technologies;

•	VARs, such as Secure Networks Ltd., Century Computing Ltd., Taskarena IT-Solutions GmbH, Softbank, Fujitsu Business Systems, Ltd. and Network Computing Architects, Inc.;

•	direct marketers, such as CDW Computer Centers, Insight Enterprises, Dell and PC Connection; and

•	service providers, such as AT&T Global Network Services Hong Kong Limited (AGNS Ltd.), Deutsche Telekom, Internet Initiative Japan, KPN, Easynet and Star Internet.

As part of our distribution network, thousands of resellers worldwide sell our security solutions. In 2002 and 2003, we significantly realigned our channel network to focus our efforts on channel customers capable of assisting us in growing our business and expanding our reach in the SME market and required many of our smaller channel customers to purchase our products and services through our established distribution partners. Two of our channel customers, Tech Data and Ingram Micro, accounted respectively for 18.6% and 16.1% of our revenues in the year ended December 31, 2003 on a global basis. One of the key programs we implemented worldwide in our reseller channel to implement this realignment was our authorized reseller program, called the WatchGuard Secure Partner Program, or WSP Program. The WSP Program offers programs and financial benefits to security-focused resellers who meet technical and sales certifications and promote WatchGuard to end-users. At the end of 2003, we had authorized over 650 WatchGuard Secure Partners worldwide. Our agreements with our distribution network are nonexclusive.

We divide our sales organization geographically and by channel customer focus. We have sales teams specifically responsible for the Americas, Europe/Middle East/Africa and Asia Pacific. Our sales professionals are typically local nationals who live and work in their designated geographic regions. We also assign sales resources to specific channel categories, including distribution, resellers and managed security providers. In the Americas, our national account managers are responsible for our relationships with our distribution and e-tail network, helping them sell and support key reseller accounts and acting as a liaison to our marketing and product development organizations. In addition, our national account managers help to recruit new resellers and generally promote the sale of our products to end-user customers.

We have a dedicated channel marketing team responsible for delivering programs, sales tools and communication specific to the categories of channel customers. The team supporting national accounts works closely with distributors and e-tailers to promote WatchGuard brand awareness. The team supporting enterprise accounts also promotes and manages the WSP Program, organizes training seminars and assists with co-marketing opportunities presented by our resellers. We actively participate in public forums to inform existing and potential end-user customers, distributors, resellers and service providers about the capabilities and benefits of our products. These include industry trade shows in every major geographic region, product technology conferences, regional awareness programs, trade publications and journals. We use the Web extensively to deliver information to both end-users and our channel customers and have a dedicated, secure Web site that provides extensive information to channel customers. We offer resellers access to white papers, competitive information, graphics to assist their advertising efforts, product and sales training modules and the opportunity to post information about their events online. In addition, partners receive communications from us through the LiveSecurity Service.

We offer comprehensive online training on our security solutions through our Web site. Our interactive training system guides both end-user customers and resellers through the installation, setup and management of our Firebox security solutions and provides new product information. Training modules cover firewall basics, VPN and sales training (for resellers only), and include live-action video and audio question-and-answer segments. Online certification testing is offered for both end-user customers and resellers to confirm their product knowledge.

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

Technology and Architecture

Firebox X and Firebox SOHO Products

For smaller enterprises, or those that require an easy-to-use solution, the Firebox X and Firebox SOHO products (with Firebox SOHO, including our Japanese-language versions called the Firebox S6) provide access control and VPN through three key components: our security management system software with security and management features, our security appliance and a subscription to our Internet-based LiveSecurity Service.

Security features.    The Firebox X and Firebox SOHO products contain the following security features:

•	Firewall. Our firewall controls incoming and outgoing traffic between the Internet and an enterprise’s systems and data. The firewall incorporates access control and detection and blocking features.

•	Authentication. In our Firebox X products, our authentication features identify network users and define user and user-group security policies for both incoming and outgoing access.

•	Virtual private networking. Using encryption technology, our software enables enterprises to create VPNs, which allow data to flow securely across the Internet between two predetermined points. Our branch office VPN, which is available for all of our Firebox X and Firebox SOHO products, secures communications with branch offices and trading partners. Our remote-user VPN, included in our Firebox X and Firebox SOHO products, secures connections to telecommuters and traveling employees. Our VPN solutions implement industry standard protocols such as IPSec, IKE and PPTP.

•	Network address translation. Network address translation, or NAT, enables users to hide their internal IP addresses and allows internal servers with unregistered IP addresses to function as Internet-accessible servers, which increases network security. The Firebox X products support static, dynamic, real one-to-one NAT, while our Firebox SOHO products support dynamic NAT. Both product lines can be configured to serve DHCP addresses.

•	Web surfing control. In our Firebox X products, our Web-blocking feature enables enterprises to restrict site access privileges by user, group, time of day, site type or particular site. In our Firebox SOHO products, Web site access privileges may be restricted simply by site type.

•	Intrusion prevention/application security features. The Firebox X products include Protocol Anomaly Detection implemented through our application proxies, behavioral mechanisms that use autoblocking technology and DoS and DDoS preventions. The solution’s transparent application proxying examines the content of a data stream in detail and provides enhanced protection against specific threats that standard stateful packet filters cannot detect. This is particularly important for the four key business protocols, HTTP, SMTP, FTP (file transfer) and DNS (Internet name services)

•	Security appliance. Our Firebox X and Firebox SOHO security appliances are dedicated solely to running security functions and IP sharing and have no other function and no hard drive memory storage (however, the Firebox X has a hard drive bay to allow the addition of a hard drive in the future). Our Firebox X products are standalone Internet security appliances that run the security functions of the product line. The security capabilities of these security appliances come entirely from the operating system, security software and security policies directed to them from the remote management software. They simply plug in and reside between an enterprise’s Internet router and its internal network of servers and workstations. These security appliances have three independent, separately monitored connections: one to the enterprise’s network, one to the Internet and one to the enterprise’s public network for hosting Web and email servers. The Firebox X products encrypt communications between the security appliance and the management software on the in-house manager’s desktop. Our Firebox SOHO products are standalone Internet security appliances that run security functions and provide IP sharing. Our Firebox SOHOtc appliances are also increasingly being used by enterprises as endpoints for VPNs. The security capabilities of the Firebox SOHO security appliances come entirely from the operating system, security software and security policies that reside on the appliances or that the appliances receive from remote management software. They simply plug in and reside between the Firebox SOHO’s or telecommuter’s Internet router and broadband modem and its internal network of servers and workstations. These security appliances have up to three independent, separately monitored connections: one to the Firebox SOHO’s or telecommuter’s network, one to the Internet and, optionally, one for a second failover Internet connection, or separate secondary telecommuter network where encryption can be enforced.

Our Firebox X and Firebox SOHO products utilize an innovative distributed architecture through which a basic processor in a security appliance receives and executes software directed to it from a remote management system. This technology allows us to keep our customers’ security up to date with our LiveSecurity Service, which provides new security software and operating system configurations while still enabling us to take advantage of hardware acceleration for key functions.

Our Firebox X and Firebox SOHO products encrypt communications between WatchGuard, the management system software and the security appliance. This allows the management system and the appliance to be separated within an enterprise’s local- or wide-area network or between a service provider and its subscriber. Typically, to install software on a computer using a general-purpose operating system such as Windows, a person must be physically present at the computer. Our distributed architecture, however, allows our customers to remotely install our software on the security appliances and receive our LiveSecurity Service over the Internet, thereby eliminating the need for someone to be physically present at each location.

Our Firebox SOHO products also support integrated wireless access points based on industry-standard 802.11b and mobile user VPN for secure wireless communication. In addition, our Firebox S6, Firebox S6-VPN, Firebox S6 Wireless and Firebox S6-VPN Wireless are fully localized for the Japanese market, including a translated user interface, user guide, installation poster and other associated materials, and we offer Japanese-language technical support and LiveSecurity broadcasts.

Intelligent Layered Security architecture.    The Intelligent Layered Security architecture of our Firebox X products incorporates multiple layers of security on a single platform and allows those layers to more efficiently examine network traffic and block threats. This is possible because rather than simply passing all network traffic through all security layers, certain layers may be intelligently bypassed to reduce the performance degradation associated with utilizing unnecessary layers. This architecture is also specifically designed to allow additional security layers to be added in the future as the need arises.

Operating system software.    Our Firebox X products use a Linux operating system and our Firebox SOHO products use a VxWorks operating system. For the Linux operating system, we use a custom-configured kernel under an open source license, which enables us to review the source code and generate a flexible, robust and secure operating system. We use specially designed application programming interfaces in all of our Firebox X and Firebox SOHO products to facilitate secure loading of the operating system and security software that our management software sends to the appliance.

Security feature implementation.    The Firebox X and Firebox SOHO products implement our security features through a number of software modules. Each module provides the specific function that the management system defines in security rules and transmits to the appliance. For example, the firewall features that control network traffic are based on an extensible set of network service protocols, such as HTTP (Web traffic) and SMTP (email). Our Firebox X firewall differs from other appliance firewalls in that we provide two different levels of protection, stateful packet filtering, which has become the de facto standard in the industry, plus transparent application proxying that examines the content of a data stream in detail and provides enhanced protection against specific threats that stateful packet filters cannot detect. This is particularly important for the four key business protocols, HTTP, SMTP, FTP (file transfer) and DNS (Internet name services). The Firebox X or Firebox SOHO appliance applies the security policies defined by the management system to all incoming or outgoing traffic. Additional modules implement other security features, such as authentication and Web-surfing control, which also are defined in the security policies that the management system transmits to the appliance. If Web-surfing control is activated, for example, the Web-surfing control software module will automatically check the details of all outgoing Web traffic to make sure it complies with the defined policies.

We use an open architectural structure to allow integration with common standards for network security. For example, our VPN component currently supports IPSec and IKE standards and the authentication module in our Firebox X products supports a variety of standard authentication methods. We intend to adopt additional standards as they mature in the market.

Management features.    Our management software allows a customer to manage and monitor the enterprise’s Internet security with an intuitive, point-and-click user interface.

Integrated suite of system management tools.    Our Firebox X products use a Windows-based security management system that packages, configures and deploys security software, security policies and the operating system from the in-house manager’s desktop computer to the enterprise’s security appliances. The management system also includes logging and notification functions and real-time monitoring and historical reporting of network, service and bandwidth usage. Our Firebox SOHO products are managed by a Web-based interface accessed from the appliance itself or from remote management software. Our management tools allow the management of multiple security appliances from a single location.

Because enterprise, distributed VPN and service provider environments are very different, we designed separate management systems for each. Our Firebox X and Firebox SOHO management software enables quick installation and management by an in-house manager using a standard Windows-based system. The VPN management software in each of our security appliance types is designed specifically for ease of configuration and visual representation of multiple VPNs in a network. We designed our managed security solution management software, on the other hand, for a trained operator using a dedicated management console to configure and manage the security of a large subscriber base. All management systems have the ability to remotely deploy new security software to the appliances or update their security engines from the management console. Our SOHO and telecommuter customers can also choose a simple Web-based management interface, which removes the need to install management software.

Automated installation guides.    Our automated installation guides enable enterprises to install and configure our systems in as quickly as 15 to 30 minutes. Software updates or upgrades are also accessed through easy-to-use installation guides.

Firebox Vclass Products

For medium enterprises, or for those that require greater performance, scalability and networking features, our Firebox Vclass products provide access control and high-performance VPN through three key components: our security management system software with security and management features, our security appliance and a subscription to our innovative LiveSecurity Service.

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

•	Traffic management Quality of Service. Firebox Vclass products provide policy-based traffic management and Quality of Service, or QoS. With weighted fair queuing, policies are prioritized and provisioned. Users can overwrite DiffServ Codepoint, or DCSP, and Type of Service, or ToS, marking for inbound and outbound traffic flow to qualified packets. Traffic management QoS enables the Firebox Vclass appliances to participate in Multi Protocol Label Switching, or MPLS, environments and provides additional QoS.

•	VLAN. VLAN allows multiple “virtual” LANs to be configured on each physical interface thus providing more fine-grained network segmentation and better integration into more complex networks.

•	Server load balancing. To ensure that mission-critical resources remain available, the Firebox Vclass products distribute traffic to up to 16 servers. Traffic is then balanced between available servers using six common algorithms: round-robin, weighted round-robin, random, weighted random, least connections, and weighted least connections.

•	DoS defenses. DoS defenses protect against Denial of Service attacks.

•	Application security features. The solution’s transparent application proxying examines the content of a data stream in detail and provides enhanced protection against specific threats that standard stateful packet filters cannot detect. This functionality is included for the key business protocols, HTTP and SMTP.

•	Security appliance. Our security appliances are dedicated solely to running security functions and IP sharing and have no other function and no hard drive memory storage. Our Firebox Vclass security appliances are stand-alone Internet security appliances that run the security functions of the products. The security capabilities of these security appliances come entirely from the operating system, security software and security policies directed to them from the remote management software. They simply plug in and reside between an enterprise’s Internet router and its internal network of servers and workstations. These security appliances have three independent, separately monitored connections: one to the enterprise’s network, one to the Internet and one to the enterprise’s public network for hosting Web and email servers. The Firebox Vclass products encrypt communications between the security appliance and the management software on the in-house manager’s desktop.

Our Firebox Vclass products use a high-speed custom security application specific integrated circuit, or ASIC, processor that enables our cut-through software architecture. With this architecture, the first packet or first few packets of a connection are forwarded to the firewall/VPN software to find the matching policy action. Once a policy decision is made, the policy actions are downloaded to the security ASIC processor so subsequent policy actions of the same connection can be processed in the high-performance security ASIC processor. This cut-through architecture not only improves firewall and VPN performance, but also leaves the central processing unit more bandwidth to process logging and other management tasks. The security ASIC processor accelerates firewall, VPN, NAT and QoS functionalities. The security ASIC processor also has four embedded RISC processors for greater feature flexibility to meet the needs of the most demanding network security applications.

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

Security feature implementation.    Our Firebox Vclass products implement our security features through a number of software modules. Each module provides the specific function that the management system defines in security rules and transmits to the appliance. For example, the firewall features that control network traffic are based on an extensible set of network service protocols, such as HTTP and SMTP. The Firebox Vclass appliances apply security policies defined by the management system to all incoming or outgoing traffic. Additional modules implement other security features, such as authentication, NAT, and QoS functions. Our Firebox Vclass firewall differs from many other appliance firewalls in that we provide two different levels of protection, stateful packet filtering, which has become the de facto standard in the industry, plus transparent application proxying that examines the content of a data stream in detail and provides enhanced protection against specific threats that stateful packet filters cannot detect. This functionality is included for the key business protocols, HTTP and SMTP.

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

LiveSecurity Service

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

Early Warning Service.    Our Rapid Response team identifies, analyzes and generates responses to new Internet security threats. To identify new threats, the team monitors a wide variety of Internet sources related to network security, including newsgroups, vendor Web sites, security-related bulletin boards, and even underground “black hat” sites. When the Rapid Response team identifies an emerging security threat, they alert

LiveSecurity Service subscribers with concise, understandable and prompt emails that include step-by-step countermeasures to bolster defenses. In conjunction with our Rapid Response team, world-class outside experts also provide continuing education and editorials on the rapidly changing subject of Internet security. This service is robust and comprehensive, broadcasting more than 180 LiveSecurity articles during 2003.

Evolving Defense.    LiveSecurity provides ongoing updates to WatchGuard firewall software, maintaining steady improvement so customer defenses do not decay. In 2003, LiveSecurity issued 24 software updates, which subscribers could download at their convenience from LiveSecurity’s Software Center Web site.

Security Instruction.    The skill and knowledge of a network’s administrators are key determinates of the strength of any network’s defenses. Current Internet security threats spread so rapidly that there is often no time for humans to learn and react once the attack begins. LiveSecurity helps subscribers boost their aggregate security knowledge, rather than merely respond to immediate problems. LiveSecurity issues educational material almost weekly (47 times in 2003), written in plain English by WatchGuard experts and world-class network security authorities. A LiveSecurity Service subscription also entitles the customer to access:

•	on-line training;

•	a forum where users help other users;

•	a plain-English glossary of networking and security terminology;

•	answers to frequently asked questions; and

•	hundreds of articles customized for all levels of understanding, from stark beginner to networking veteran.

Superior Customer Care.    A LiveSecurity Service subscription also entitles customers to personal technical support, delivered by phone and via the Internet. LiveSecurity’s technical support features aggressive service levels, targeting a 4-hour response time on “standard” care and a 1-hour response time for premium customers. Live telephone support engineers are available 12 hours a day local time for our standard LiveSecurity offering and 24 hours a day for our premium LiveSecurity offering, worldwide. A buffet-style offering of support options allows customers to choose the support plan that enables them to invest their capital and human resources most appropriately.

The scalable LiveSecurity Service runs on a collection of secured servers. To facilitate a high level of security and authenticity, we protect our servers with our own security system and strongly encrypt data communication between servers. The LiveSecurity Service evolves continuously (for example, in 2003 we introduced discounts for subscribers on automated vulnerability assessment) and, as a result, we enjoy a robust level of subscription renewals, which provides us with an excellent revenue stream.

Managed Security Solution

WatchGuard’s managed security solution for service providers has three main components: our network operations center, or NOC, security suite software with security and management features, our security appliances and our LiveSecurity Service. It is designed to manage our Firebox X, Firebox SOHO and our prior generation Firebox III appliances.

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

Research and Development

We focus our research and development efforts on enhancing our existing products and services, developing new products based on our innovative expandable architecture, and developing services that capitalize on our LiveSecurity Service infrastructure. We use a layered design, which allows us to develop new applications that plug into our existing product line. As a result, our products can be deployed in stages, either directly by an enterprise or by a service provider if the enterprise has outsourced its security management. As we develop new products, our LiveSecurity Service end-users and service provider partners can incorporate the new products and services into their systems with minimal system interruption.

As of December 31, 2003, we employed 111 people on our research and development staff. Research and development expenses were $18.9 million in 2001, $20.9 million in 2002 and $20.8 million in 2003. We have product development facilities in Seattle, Washington, San Jose, California and Tustin, California.

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

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and future competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing the products and services we offer. Many of our current and potential competitors have greater name recognition, larger customer bases to leverage and greater access to proprietary technology, and could therefore gain market share to our detriment. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources, such as the relationship between Check Point and Nokia. In addition, current or potential competitors may be acquired by third parties with greater available resources, as may happen as a result of Juniper Networks, Inc.’s agreement to acquire Netscreen. We expect additional competition as other established and emerging companies enter the Internet security market and new products and technologies are introduced.

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

To protect our proprietary rights, we rely primarily on:

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

The following are trademarks of ours or our affiliates: WatchGuard® is a registered trademark in the United States, the European Union, Canada, Norway, Australia, New Zealand, Indonesia, Singapore, Japan and Mexico, RapidStream® is a registered trademark in the United States, Japan, the European Union and South Korea, Designing Peace of Mind® is a registered trademark in the United States, the WatchGuard logo is a registered trademark in the United States, LiveSecurity® is a registered trademark in the United States, the European Union, Canada, Japan and Mexico, Firebox® is a registered trademark in the United States, Canada and Japan, RapidCore® is a registered trademark in the United States, the European Union and Japan, ServerLock® is a registered trademark in the United States, Australia, Japan, Norway and Singapore, AppLock® is a registered trademark in the United States and LockSolid® is a registered trademark in the United States, Australia, Japan, New Zealand, Canada, the European Union, Indonesia, Singapore and Norway. Applications to register the WatchGuard, LiveSecurity, Firebox, RapidCore and ServerLock trademarks are pending in other jurisdictions.

We also have other trademarks in use in the United States that do not currently have applications pending in any jurisdiction. We have eight issued patents and 15 patents pending.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, the necessary licenses may not be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition and operating results. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a non-exclusive basis can limit our ability to protect our proprietary rights in our products.

U.S. Government Export Regulation Compliance

Our products are subject to U.S. governmental regulations governing the export of encryption commodities and software. In recent years, however, U.S. legislation has relaxed export controls on encryption. U.S. law now allows the export of encryption commodities and software of any strength to nongovernmental end-users located in any country except those designated as embargoed or otherwise restricted by the U.S. government, subject to streamlined reporting requirements. To satisfy these encryption export reporting requirements, we use data gathered from end-users during product registration. WatchGuard’s encryption technology and software have been approved for export by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, under an export license exception granted after previous technical reviews by the BIS. The approved technology and software include our branch office and remote user VPN software and our Firebox II, Firebox III, Firebox Vclass and Firebox X lines of security appliances. The BIS has granted retail export status to our Firebox III 500 and 700, Firebox V10, Firebox X500 and Firebox SOHO security appliances, which use encryption in branch office VPN software. We are eligible to export products that qualify for retail export status to all nonembargoed and nonrestricted foreign end-users, including government entities.

Manufacturing

We currently outsource all hardware manufacturing and assembly for our Firebox Vclass products to Washington-based TFS Corporation, for our Firebox X line of products to Lanner Corporation, a Taiwan Republic-of-China-based company, and for our Firebox SOHO product to SerComm Corporation, also a Taiwan Republic-of-China-based company. All contract manufacturers are certified as meeting the International Organization for Standardization’s quality assurance standards ISO 9001 and 9002. We are currently reviewing other contract manufacturers for potential engagement as either primary or back-up suppliers for current and future products. Worldwide distribution is currently performed at our distribution facility in Seattle, Washington.

Employees

As of December 31, 2003, we had 317 employees. Of these, 112 were employed in sales and marketing, 36 in finance and administration, 58 in customer support and operations and 111 in research and development. We are not a party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have good relations with our employees.

IMPORTANT FACTORS THAT MAY AFFECT OUR OPERATING RESULTS, OUR BUSINESS AND OUR STOCK PRICE

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

We have incurred losses in the past and may not achieve or sustain consistent profitability, which could result in a decline in the value of our common stock.

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of December 31, 2003, we had an accumulated deficit of approximately $130 million. Although our revenues have increased each year since we began operations, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases and we may not achieve or sustain profitability in future periods. We expect that over time we will have to increase our operating expenses in connection with:

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	pursuing additional strategic acquisitions;

•	meeting enhanced regulatory and corporate governance requirements;

•	hiring additional personnel; and

•	upgrading our information and internal control systems.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of our 2001 and 2002 restructuring and impairment analysis of our Qiave and RapidStream “Secured by Check Point” product brand intangible assets, as well as goodwill relating to the acquisitions of BeadleNet, Qiave and RapidStream. Although we do not anticipate further significant adjustments to our 2002 restructuring in addition to the $1 million charge we recorded in the fourth quarter of 2003, the actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for our excess facilities or if there are further changes in the real estate market where excess facilities are located. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Because many potential customers do not fully understand or remain unaware of the need for comprehensive Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for comprehensive Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased comprehensive Internet security solutions. Also, there is a perception that comprehensive Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for comprehensive Internet security and we can convince our potential customers of our ability to provide this security in an integrated, cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for comprehensive Internet security and the benefits of our products and services, our efforts may be unsuccessful.

If potential customers do not accept our Firebox products and the related LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, VARs and ISPs and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly our key Firebox X line of products, however, are relatively new and unproven. The Firebox X line of products have only been available since February 2004. The Firebox X line of products, which replace a product line that represented a majority of our revenues, also represent a new approach to providing security to the SME in that they are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product.

To receive our LiveSecurity Service, enterprises are required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel customer. We are not aware of any other Internet security product that allows enterprises to keep their security solution current by receiving software updates and comprehensive security information over the Internet. SMEs may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information. Because our LiveSecurity Service is an innovative service, we may not be able to accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

If we are unable to compete successfully in the highly competitive market for Internet security products and services, our business will fail.

The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point, Cisco Systems, Inc., Fortinet Inc., NetScreen Technologies, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, as may happen as a result of Juniper Networks, Inc.’s agreement to acquire Netscreen. As a result of these potential actions, our current or potential competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

If our third-party channel customers fail to perform, our ability to sell our products and services will be limited.

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. Our channel customers have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. Two of our channel customers, Tech Data and Ingram Micro, accounted respectively for 18.6% and 16.1% of our revenues in the year ended December 31, 2003 on a global basis. The loss of one of these channel customers, a reduction in their sales, a reduction in our share of their sales of Internet security products, or a loss or reduction in sales involving one or more other channel customers, particularly if the reduction results in increased sales of competitive products, could harm our business. In addition, we are in the process of reorganizing our channel in the Asia Pacific region and, particularly, Japan. If this reorganization causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the recent introduction of our Firebox X line of products, which replaces the Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, and then later the Firebox III, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $6.9 million in 2001, $4.6 million in 2002 and $7.3 million in 2003 or 10%, 6% and 8% of total revenues before returns and allowances. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, particularly the Firebox X product line, the provision may still be inadequate.

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

Our success will depend in part on our continued ability to license technology that is important for the functionality of our products. A significant interruption in the supply of a third-party technology, including open source software, could delay our development and sales until we can find, license and integrate equivalent technology. This could damage our brand and result in loss of current and potential customers. Although we believe that we could find other sources for the technology we license, alternative technologies may be unavailable on acceptable terms, if at all. We depend on our third-party licensors to deliver reliable, high-quality products, develop new products on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. We also depend on the continued compatibility of our third-party software with future versions of our products.

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

If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have eight issued patents and 15 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable on acceptable terms; or

•	redesign products or services that incorporate infringing technology, which may not be technologically or economically feasible.

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

If we do not retain our key employees, if changes to the management team cause disruption or if new management team members fail to perform, our ability to execute our business strategy will be impaired.

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management team in the past year, including the addition of a new chief executive officer. If these changes have a negative impact on our operations, our business and operating results could be adversely affected.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 56% of total revenues in 2001, 58% in 2002 and 54% in 2003. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

•	cost of customizing products for foreign countries;

•	export and import restrictions, such as those affecting encryption commodities and software or those requiring local content;

•	difficulties in acquiring and authenticating customer information;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic and political conditions.

Our international sales currently are U.S. dollar-denominated. As a result, any increase in the value of the U.S. dollar relative to foreign currencies makes our products less competitive in international markets. Because of this, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

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

Our existing capital and future revenues may therefore be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital. We may seek additional funding through

•	public or private equity financings, which could result in significant dilution to stockholders;

•	public or private debt financings; and

•	capital lease transactions.

Financing, however, may be unavailable to us when needed or on acceptable terms.

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

Our principal administrative, marketing, sales, development and operations facility is located in Seattle, Washington. We lease approximately 100,000 square feet in this facility (including space that is subleased) under a lease that expires in September 2010. We have the option to extend the lease for an additional five-year term. We also maintain a product fulfillment and distribution warehouse in Seattle under a lease that expires in April 2006, a satellite office in San Jose, California under a lease that expires in November 2004 and an office for development personnel in Tustin, California under a lease that expires in October 2005. In addition, we lease facilities in Aliso Viejo, California and Waltham, Massachusetts under operating leases that expire between 2005 and 2007 and we lease offices for sales activities in various regions throughout the world. Our excess facilities at our corporate headquarters in Seattle, and in Aliso Viejo and San Jose, California, are partially subleased to tenants, with sublease terms that expire between 2004 and 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the Nasdaq National Market on July 30, 1999 under the symbol WGRD. The following table lists, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2002
First quarter	$8.08	$4.90
Second quarter	6.71	4.35
Third quarter	5.65	4.05
Fourth quarter	6.95	3.03

Year Ended December 31, 2003
First quarter	9.00	4.91
Second quarter	6.90	4.24
Third quarter	5.72	3.85
Fourth quarter	7.20	5.21

The last reported sale price of our common stock on the Nasdaq National Market on March 1, 2004 was $7.53 per share.

Holders

As of March 1, 2004, there were approximately 165 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” through brokers or other fiduciaries.

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product	$17,329	$52,010	$46,893	$53,200	$53,055
Service	3,290	8,693	17,390	22,300	27,095

Total revenues	20,619	60,703	64,283	75,500	80,150
Cost of revenues:
Product	6,954	18,932	20,658	19,888	23,580
Service	1,010	2,987	5,824	5,969	6,082

Total cost of revenues	7,964	21,919	26,482	25,857	29,662
Gross margin	12,655	38,784	37,801	49,643	50,488
Operating expenses:
Sales and marketing	13,512	24,213	29,717	33,693	31,665
Research and development	7,118	13,900	18,854	20,858	20,793
General and administrative	3,646	6,001	7,726	7,804	8,045
Stock-based compensation	926	8,407	9,433	1,450	244
Amortization of goodwill	155	1,005	7,347	—	—
Amortization of other intangible assets acquired	90	2,823	3,595	4,378	1,963
Impairment of other intangible assets acquired	—	—	—	6,677	3,530
Acquired in-process technology	3,381	4,399	—	1,179	—
Restructuring charges	—	—	3,720	8,091	1,000

Total operating expenses	28,828	60,748	80,392	84,130	67,240

Operating loss	(16,173)	(21,964)	(42,591)	(34,487)	(16,752)
Interest income, net:
Interest income	640	6,565	5,918	3,208	1,288
Interest expense	(485)	(50)	(147)	(288)	(604)

Total interest income, net	155	6,515	5,771	2,920	684

Loss before income taxes	(16,018)	(15,449)	(36,820)	(31,567)	(16,068)
Provision for income taxes	—	215	157	29	34

Net loss	$(16,018)	$(15,664)	$(36,977)	$(31,596)	$(16,102)

Basic and diluted net loss per share (1)	$(1.80)	$(0.66)	$(1.38)	$(1.02)	$(0.49)

Shares used in calculation of basic and diluted net loss per share (1)	8,903	23,556	26,723	31,029	32,889

(1)	See Notes 1 and 6 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

	December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$26,401	$112,115	$110,743	$86,302	$78,789
Short-term deferred revenues	4,233	11,874	14,174	17,019	15,675
Working capital	24,395	114,065	102,979	73,429	64,040
Long-term deferred revenues	—	—	1,535	1,432	1,072
Long-term restructuring and acquisition costs	—	—	652	5,539	4,268
Long-term debt	—	—	—	—	—
Total assets	41,311	195,930	173,031	189,298	171,119
Total stockholders’ equity	32,245	172,405	148,304	151,764	137,338
Dividends payable	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of WatchGuard’s financial condition and results of operations. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

Overview

WatchGuard is a leading provider of Internet security solutions designed to protect small- to medium-sized enterprises, or SMEs, that use the Internet for e-commerce and secure communications.

Our award-winning products and services include our integrated, expandable Firebox security solutions that offer firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, anti-virus protection and vulnerability assessment services. Our innovative subscription-based LiveSecurity Service provides our customers with access to expert guidance and support so they can protect their data and communications in a continuously changing environment.

Our market spans the SME market, from smaller-sized companies for which ease-of-use is a primary requirement, to medium-sized companies, including those with high-speed connections supporting virtual private networks, or VPNs, between the corporate headquarters and geographically dispersed branch offices, for which performance, scalability and networking features are key requirements. Our security solutions also give enterprises a security management choice. An enterprise can manage its own Internet security with our product offerings or outsource its security management to an Internet service provider, or ISP, or other managed service provider implementing our managed security solutions.

Since January 2002, we have continued to invest heavily in the development of our products as follows:

•	In the second quarter of 2002, we acquired RapidStream, Inc., a privately held provider of high-performance, ASIC (application-specific integrated circuit)-based firewall and VPN appliances, and introduced high-performance Firebox Vclass firewall and VPN appliances, based on the technology RapidStream had developed.

•	In August 2002, we introduced our new Firebox SOHO 6, Firebox SOHO 6tc, and Firebox SOHO 6tc–50 user models.

•	In March 2003, we introduced the Firebox S6 and Firebox S6tcVPN firewall and VPN network security appliances for small businesses, remote offices and telecommuters, which were fully localized for the Japanese market.

•	In March 2003, we introduced the Firebox V60L, an addition to our line of Firebox Vclass security appliances. The new product is designed to provide mid-size enterprises with firewall/VPN performance and scalability superior to other solutions in the same price range.

•	In March 2003, we introduced the Firebox 500, an addition to our Firebox III family of sophisticated, easy-to-manage security solutions for SMEs. The new product is a hardened firewall appliance for small businesses requiring perimeter security, mobile user VPN support and Web content control.

•	In March 2003, we introduced the Firebox V200, which extends our line of high-performance Firebox Vclass security solutions. The new product is designed to eliminate the need for multiple appliances in environments requiring multi-gigabit throughput, thereby providing a cost-effective, easy-to-implement solution for distributed enterprises and service providers.

•	In June 2003, we introduced the SOHO 6 Wireless product line, designed to provide a complete, robust wireless and scalable wired security solution in a single firewall/VPN appliance for small businesses, remote offices and telecommuters.

•	In September 2003, we introduced our AuditScan network vulnerability assessment service, as an option to WatchGuard customers available beginning in the fourth quarter of 2003 through the LiveSecurity Service subscription. AuditScan service has been developed in partnership with Qualys, Inc., a leading Web service provider of network security audits and vulnerability management, and is designed to enable organizations to perform independent network security audits quickly, easily and cost effectively.

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

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

•	revenue recognition, including sales returns and allowances;

•	the provision for bad debt;

•	inventory reserves;

•	restructuring reserves;

•	the allocation of purchase price in business combinations to intangible assets; and

•	analysis for impairment of goodwill and intangible assets.

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

We generate revenues through

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

•	sales of products and service subscriptions to our service provider customers at volume pricing rates; and

•	sales of service subscription renewals directly to end-users.

Product revenues, net of sales returns, allowances and promotions, include

•	sales of our security appliances and the perpetual software license fees for our Firebox products that are bundled with the sale of our security appliances as part of our security solutions;

•	revenues from license sales of software options, such as user expansion and software management modules;

•	revenues from sales of our network operations center security suite software license as part of our managed security solution;

•	hardware sales of our RapidStream “Secured by Check Point” line of high-performance security appliances; and

•	sales of our ServerLock products and anti-virus solutions for server content, application and desktop security.

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

Service revenues primarily include the initial fees for our LiveSecurity Service subscriptions, which have periods ranging from 90 days to one year and are sold as part of our security solutions, and for LiveSecurity Service subscription renewals, which have periods ranging from nine months to two years, from our enterprise customers and end-users. These service fees provide our customers access to our LiveSecurity Service for product updates, security threat responses, general security information and technical support. These service fees also enable our service provider customers access to the LiveSecurity Service and the ability to manage and update a specific number of their customers’ security appliances. Service subscription revenues are recognized ratably on a monthly basis over the subscription period generally ranging from 90 days to two years.

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

We have established allowances for estimated returns and pricing protection rights. We have also established an allowance for promotional rebates that may be earned by our customers. We estimate these allowances and adjust them periodically based on historical rates of returns and allowances, as well as the expected effect of current promotional programs and new product introductions. We estimate the allowance for promotional rebates based on the maximum amounts potentially available to the customers, unless we have accumulated sufficient historic evidence for individual customers with respect to their realization of rebates. If new or expanded promotional programs are introduced, or new products are announced, additional allowances will be required. Alternatively, if actual promotional rebates fall below maximum exposure levels, we will reduce the allowances and recognize additional revenue.

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

Restructuring

In 2001, 2002 and 2003, we recorded significant accruals related to our restructuring plans. These accruals included estimates related to the abandonment of excess facilities. We have adjusted, as required, the restructuring accruals due to continued poor real estate market conditions in the areas where these excess facilities are located. The actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for excess facilities or if there are further changes in the real estate market in those areas where excess facilities are located. Any additional adjustments resulting from these factors could have a material effect on our financial condition and operating results.

Business Combinations Purchase Price Allocation

We account for our business combinations using the purchase method of accounting prescribed by Statement of Financial Accounting Standard, or SFAS, 141. We allocate the total consideration paid in an acquisition to the fair value of the acquired company’s identifiable assets and liabilities. The remainder of consideration is allocated to goodwill.

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

Apart from the capitalized current technology, we also identify the value of the research and development efforts spent on the technology that has not yet reached the technological feasibility stage and does not have alternative future uses. We base this value of the in-process research and development on several factors, including the state of the development of each project, the time and cost needed to complete the project, expected income and associated risks related to the viability of the potential changes in future target markets. The value of the in-process research and development is expensed at the time of acquisition pursuant to the provisions of SFAS 2.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2001	2002	2003
Revenues:
Product	72.9%	70.5%	66.2%
Service	27.1	29.5	33.8

Total revenues	100.0	100.0	100.0
Cost of revenues:
Product	32.1	26.3	29.4
Service	9.1	7.9	7.6

Total cost of revenues	41.2	34.2	37.0
Gross margin	58.8	65.8	63.0
Operating expenses:
Sales and marketing	46.2	44.6	39.5
Research and development	29.3	27.6	25.9
General and administrative	12.0	10.3	10.0
Stock-based compensation	14.7	1.9	0.3
Amortization of goodwill	11.5	—	—
Amortization of other intangible assets acquired	5.6	5.8	2.5
Impairment of other intangible assets acquired		8.9	4.4
Acquired in-process technology	—	1.6	0.0
Restructuring charges	5.8	10.7	1.3

Total operating expenses	125.1	111.4	83.9

Operating loss	(66.3)	(45.6)	(20.9)
Interest income, net:
Interest income	9.2	4.2	1.6
Interest expense	(0.2)	(0.4)	(0.8)

Total interest income, net	9.0	3.8	0.8

Loss before income taxes	(57.3)	(41.8)	(20.1)
Provision for income taxes	0.2	—	—

Net loss	(57.5)%	(41.8)%	(20.1)%

Years Ended December 31, 2002 and 2003

Revenues

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Revenues (in thousands):
Product	$53,200	$53,055	(0.3)%
Service	22,300	27,095	21.5%

Total	$75,500	$80,150	6.2%

Revenues (as % of total revenues):
Product	70.5%	66.2%
Service	29.5%	33.8%

Total	100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Revenues:
Americas	$33,363	$39,022	17.0%
EMEA	27,043	30,163	11.5%
APAC	15,094	10,965	(27.4)%

Total	$75,500	$80,150	6.2%

Revenues:
Americas	44.2%	48.7%
EMEA	35.8%	37.6%
APAC	20.0%	13.7%

Total	100.0%	100.0%

Revenue information for countries representing more than 10% of total revenues in either year, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Revenues:*
United States	$31,335	$36,810	17.5%
Japan	9,629	5,763	(40.1)%
United Kingdom	8,753	12,844	46.7%

Revenues:
United States	41.5%	45.9%
Japan	12.8%	7.2%
United Kingdom	11.6%	16.0%

*	Country’s information is based on destination of original shipments.

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,		Percent Increase
	2002	2003
Revenues:
Tech Data	$10,375	$14,888	43.5%
Ingram Micro	9,466	12,868	35.9%

Revenues:
Tech Data	13.7%	18.6%
Ingram Micro	12.5%	16.1%

The dollar and percentage decrease in product revenues for 2003 as compared to 2002 was primarily due to decreased revenues from sales of our Firebox III product line. Firebox III revenues decreased despite an increase in unit shipments due to a reduction in average selling prices. The unfavorable pricing changes are the result of sales promotions and extension of aggressive trade-up and competitive trade-in programs we introduced in response to competitive pricing pressure in the mid-tier of our market, combined with product life-cycle considerations. The decline in revenues is also partially attributable to a mix shift as we introduced a lower- priced product model within the Firebox III line in the first quarter of 2003. We have managed inventory levels of the Firebox III line in anticipation of the introduction of our Firebox X product line in February 2004, which is aimed at SMEs and is therefore competitive with our existing Firebox III product line.

The decrease in product revenues is also partially attributable to the decline in sales of the RapidStream “Secured by Checkpoint” products, due to our increased focus on the SME market and diminished sales and marketing support for the Rapid Stream “Secured by Checkpoint” brand, which is aimed at the large enterprise market. In the fourth quarter of 2003, we made a decision to exit the market segment served by those products and terminated their manufacturing and promotion.

Partially offsetting these declines were revenue increases from our SOHO and Vclass product lines. Those increases are attributable to growth in unit shipments from new product introductions, including the Firebox Vclass in the second quarter of 2002, the Firebox SOHO 6 in the third quarter of 2002, further additions of new products to the Firebox Vclass in the first quarter of 2003 and Firebox SOHO Wireless products in the second quarter of 2003.

From a regional standpoint, we experienced a decrease in total revenues from our APAC market, specifically in Japan, while total revenues for the Americas and EMEA increased. In the beginning of 2003 and continuing throughout 2003, we realigned our APAC business, focused on improving the performance of our sales channel, reevaluated our channel customer selection strategy and localized some of our products.

Given these realignment efforts in the APAC region and the continuing economic and geopolitical uncertainty and constrained corporate information technology spending, it is difficult to predict future revenue levels, which may decrease or fluctuate more than they have historically. It is still too early to determine if recent signs of slight improvement in information technology spending by businesses and positive sentiment on the economic outlook in late 2003 will continue and can translate into increased demand for our products. We may be unable to maintain or increase the demand for our products, our revenues may not grow at all or may decline, and we may be unable to achieve similar results in future periods.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service subscriptions bundled with a hardware product sale, and revenues recognized for subscription renewals sold to the existing customer base. The increase in service revenues in both absolute dollars and as a percentage of total revenues for 2003 as compared to 2002, was primarily due to the increase in revenues generated on subscription renewals, as our installed customer base grows.

This increase in revenues from subscription renewals was partially offset by several factors as follows:

•	changes in terms of our initial LiveSecurity Service subscriptions, bundled with a product sale, due to our including a shorter initial subscription period for certain products beginning in mid-2002;

•	a reduction of LiveSecurity Service subscription prices corresponding to lower prices on related hardware products in response to a competitive environment; and

•	a shift in product mix toward lower-priced models of the Firebox III product line, resulting in the corresponding shift in mix in LiveSecurity Service subscription revenues.

The increase in service revenues for 2003 as compared to 2002 is also partially attributable to service revenue of $635,000 in 2003 generated from LiveSecurity Services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported to WatchGuard by those customers.

Service revenues recognized from initial service subscription fees are generally related to product shipments in preceding quarters, while revenues recognized from service renewals depend on the existing customer base. A decline in product shipments will result in lower initial LiveSecurity Service subscriptions bundled with the products, while an increase in our installed customer base will increase the number of customers with the opportunity to renew their LiveSecurity Service subscriptions. As a result, it is difficult to predict future service revenue levels.

The provision for sales returns, price protection rights and promotional rebates was $4.6 million, or 5.7% of total revenues before these returns and allowances, in 2002 and $7.3 million, or 8.4% of total revenues before returns and allowances, in 2003. The higher provision in absolute dollars and as a percentage of revenues for 2003 as compared to 2002 corresponds to increased unit shipments, as well as an increase in promotional offerings in 2003.

We expect to introduce new products and promotional programs each year, which may affect our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Cost of revenues (in thousands):
Product	$19,888	$23,580	18.6%
Service	5,969	6,082	1.9%

Total	$25,857	$29,662	14.7%

Cost of revenues (as % of total revenues):
Product	26.3%	29.4%
Service	7.9%	7.6%

Total	34.2%	37.0%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	37.4%	44.4%
Service (as % of service revenues)	26.8%	22.4%

Gross margin (in thousands):
Product	$33,312	$29,475	(11.5)%
Service	16,331	21,013	28.7%

Total	$49,643	$50,488	1.7%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	62.6%	55.6%
Service (as % of service revenues)	73.2%	77.6%
Total (as % of total revenues)	65.8%	63.0%

Gross margins are affected by various factors, including the volume discount level offered to our customers, the cost of our hardware appliances, including components and labor, the expense associated with provision for inventory reserves, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the mix of product and services sales, which include hardware and software products and service subscriptions, the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and warranty.

The dollar increase in cost of product revenues for 2003 as compared to 2002 was primarily due to the increase in unit volume and in the provision for inventory reserves. The provision for inventory reserves increased from $1.0 million in 2002 to $2.9 million in 2003. Quantities of shipments of our products and related consumption of component inventory have been below our expectations. Our sales projections for future quarters and product life cycle considerations related to our plan to introduce new products in the latter part of 2004, resulted in our recording an additional provision for inventory reserves for certain of our products and related components. The provision also includes the write-down of our RapidStream “Secured by Check Point” brand products, as we discontinued further development and marketing of this brand. This brand is a subset of the products and technology obtained as a result of our April 2002 acquisition of RapidStream.

The decline in product margins as a percentage of product revenues was negatively affected by an increase in inventory reserves, by continued competitive pricing in the marketplace for our products, which included aggressive trade-up and competitive trade-in programs relating to the Firebox III line, by the introduction of new lower-margin product models within the Firebox III and Firebox Vclass product lines in the beginning of 2003, and by the relatively fixed nature of distribution and manufacturing support costs on lower revenues.

If the provision for inventory reserves were excluded from the calculation of product margin, the product margin as a percentage of product revenues would have been approximately 64.5% for 2002 and 60.9% for 2003.

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

Cost of service revenues increased in absolute dollars but decreased as a percentage of related revenues for 2003 as compared to 2002. The dollar increase in cost of services is primarily related to the increase of internal information technology costs associated with the LiveSecurity Service and customer support. In 2003, we made significant investments in information technology that consolidated our customer-facing applications and databases and migrated them onto more scalable and extensible application platforms. This cost increase was partially offset by cost savings achieved after transitioning to a new provider of the first level of customer support.

Service margins increased in both absolute dollars and as a percentage of service revenues due to operational and cost efficiencies we have realized from our expanded customer base, resulting in lower incremental costs incurred to add each additional subscription customer.

We expect service costs to continue to increase in absolute dollars as our user base expands. Actual service costs and margins could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Percent (Decrease)
	2002	2003
Sales and marketing expenses (in thousands)	$33,693	$31,665	(6.0)%
Sales and marketing expenses (as % of total revenues)	44.6%	39.5%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade show and advertising expenses.

The dollar decrease in sales and marketing expenses for 2003 as compared to 2002 was primarily due to the decline in variable marketing expenditures, especially due to a reduction of distributor promotional programs. Distributor promotional programs were reduced from $4.1 million in 2002 to $2.8 million in 2003. Those costs declined as we attempted to balance those activities with the increases in direct sales discounts available to our channel customers.

Costs of other marketing programs, such as advertising, marketing collateral and promotions, trade shows, public relations, market research, direct marketing and other programs declined from $6.7 million in 2002 to $5.4 million in 2003. The reduction in those marketing programs resulted from our enhanced expenditures in 2002 related to the international rollout of the new Firebox Vclass product line.

Those decreases in distributor promotional costs and marketing programs were partially offset by an increase in compensation and benefits.

In 2004, we expect our sales and marketing expenses, in absolute dollar terms, to remain comparable to the levels incurred in 2003. Should our revenues improve, we expect sales and marketing expenses to decrease as a percentage of revenues as we focus on improving depth and productivity of our distribution network and cost-effectiveness of our marketing efforts. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Research and Development

	Year Ended December 31,		Percent (Decrease)
	2002	2003
Research and development expenses (in thousands)	$20,858	$20,793	(0.3)%
Research and development expenses (as % of total revenues)	27.6%	25.9%

Research and development expenses include costs associated with the development of new products, enhancements of existing products, product integration efforts and quality assurance activities. These costs consist primarily of employee salaries and benefits, costs of noncapitalized equipment, software tools, our security appliance prototypes and certification procedures, payments to designers and contractors and depreciation of capital equipment and software.

Research and development expenses decreased in both absolute dollars and as a percentage of revenues for 2003 as compared to 2002. This decline is primarily related to the decline in salaries and benefits associated with elimination in personnel redundancies caused by our RapidStream acquisition in 2002. Headcount-related compensation costs and other research and development costs increased substantially in the second quarter of 2002 as a result of the RapidStream acquisition and due to product integration efforts we implemented to accelerate the rollout of new Vclass products based on the RapidStream technology. Headcount was gradually brought down to pre-acquisition levels by the end of the second quarter of 2003 as redundant functions were eliminated. Also, lower-than-expected ServerLock revenue in 2003 resulted in reductions of related research and development costs for this product line.

These cost savings were partially offset by the increase in outsourced expenses, due primarily to the additional cost of undergoing the evaluation for Common Criteria Evaluation Assurance Level 4 and Federal Processing Standards certification for the Firebox Vclass product line in 2003.

We intend to continue to fund our research and development efforts in order to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. We expect to continue investments in key areas aimed at the development of new generations of our products, further extension of our existing product lines and the development of future technologies. At the same time, we expect the overall cost of research and development for 2004 to be comparable to 2003 as we continue to concentrate on cost control and efficiency initiatives in our research and development activities. Should our revenues improve, we expect research and development expenses to decrease as a percentage of revenues. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

General and Administrative

	Year Ended December 31,		Percent Increase
	2002	2003
General and administrative expenses (in thousands)	$7,804	$8,045	3.1%
General and administrative expenses (as % of total revenues)	10.3%	10.0%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased in absolute dollars and declined slightly as a percentage of revenues for 2003 as compared to 2002. The dollar increase in general and administrative expenses for 2003 as compared to 2002 reflects increases in severance costs, as well as an increase in legal and accounting fees as a result of enhanced corporate governance requirements. Those increases were partially offset by a reduction in travel costs. General and administrative expenses declined slightly as a percentage of revenues, primarily due to improved revenues in 2003.

For 2004, we anticipate a modest increase in general and administrative expenses, in terms of absolute dollars, from the levels incurred in 2003 as we may incur additional expenses in connection with enhanced regulatory and corporate governance requirements relating to additional internal controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Stock-Based Compensation

Stock-based compensation expenses allocated by functional operating expense category were as follows (in thousands):

	Year Ended December 31,		Percent (Decrease)
	2002	2003
Sales and marketing	$62	$24	(61.3)%
Research and development	1,288	167	(87.0)%
General and administrative	100	53	(47.0)%

Total amortization of stock-based compensation	$1,450	$244	(83.2)%

Stock-based compensation expenses arise primarily from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and stock options.

Deferred stock-based compensation is initially recorded as a component of stockholders’ equity in the amount of the excess of the fair value of our common stock on the date of grant over the exercise price of options and also in the amount of the fair value of our common stock that we issued in connection with our October 2000 acquisition of Qiave and our April 2002 acquisition of RapidStream that is subject to repurchase. In addition, deferred stock-based compensation is recorded for the fair value of stock options granted to consultants. Deferred stock-based compensation is amortized into expense over the relevant vesting periods using the accelerated method.

Amortization of Other Intangible Assets Acquired

Amortization of other intangible assets acquired consists of amortization of capitalized technology and other definite-lived intangibles related to our acquisitions of Qiave in 2000 and RapidStream in 2002. We are amortizing the intangible assets on a straight-line basis over useful lives ranging from three to five years.

Amortization of other intangible assets acquired was $4.4 million for 2002 and $2.0 million for 2003.

The decrease in amortization of other intangible assets acquired for 2003 as compared to 2002 resulted primarily from the reduction in the amortizable basis of other intangible assets. This reduction, in turn, was caused by the impairment of the technology we obtained in the acquisition of Qiave in October 2000, as discussed below. The amortization related to this technology decreased by approximately $2.7 million in 2003 as compared to 2002. This intangible asset was fully amortized by the end of 2003.

This reduction in amortization was partially offset by the $280,000 increase in amortization of technology obtained in the acquisition of RapidStream in April 2002. This increase is primarily caused by the fact that in 2003 this technology was amortized for a full year, as opposed to 2002, when it was amortized over only a partial year from the time of acquisition.

Impairment of Other Intangible Assets Acquired

In addition to the amortization expense, a partial impairment of the intangible assets related to our acquisition of Qiave in 2000 was recorded in the fourth quarter of 2002 and a partial impairment of the intangible assets related to our acquisition of RapidStream in 2002 was recorded in the third and fourth quarters of 2003.

In accordance with SFAS 144, the carrying value of intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment.

During the fourth quarter of 2002, we developed a business plan that, because of limited resources, constrained further development and integration of the technology we obtained in connection with our acquisition of Qiave in October 2000. Separately, we continued to realize lower than expected revenue from products based on the Qiave technology. As a result, the expected future cash flows were determined to be insufficient to support the carrying value of the Qiave capitalized technology. We therefore recorded an impairment charge of $6.7 million in the last quarter of 2002 of capitalized technology related to the acquisition of Qiave.

During the third quarter of 2003, it was determined that an impairment existed for the intangible asset associated with the RapidStream “Secured by Check Point” product brand based on the technology obtained in the 2002 acquisition of RapidStream. Our increased focus on the SME market, resulting in a significant reduction in our sales, marketing and development efforts in support of this brand, together with the historically poor performance of this brand, led management to reduce the future sales projections for the brand. The revised undiscounted expected future cash flows resulting from the reduced sales projections were determined to be insufficient to recover the carrying value of the related capitalized technology. We therefore recorded an impairment charge of $3.3 million in the third quarter of 2003 based on the revised estimate of the asset’s fair value using a discounted cash flow approach. In the fourth quarter of 2003, we decided to exit the market segment served by this product; we therefore recorded an additional impairment charge of $230,000 for the remaining book value of this intangible asset.

Acquired In-Process Technology

Acquired in-process technology expenses of $1.2 million in 2002 consists of in-process research and development expense related to our acquisition of RapidStream.

Restructuring Charges

The restructuring charges in 2002 are associated with the restructuring plans initiated in 2001 and 2002.

In the second quarter of 2001, we announced a restructuring plan designed to streamline operations and reduce operating costs, which included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, we exited the consumer security market and terminated various original equipment manufacturer agreements to develop products and services for that market, and streamlined operations in support of new products and services aimed at business customers. In 2002, we recorded additional restructuring charges of $1.4 million, relating to revised estimates of the costs associated with the consolidation and sublease of excess facilities.

In the second quarter of 2002, we implemented a second restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of our strategy. As a result of this restructuring, we recorded a $6.7 million restructuring charge in 2002, relating to severance and termination benefits, costs of consolidation and sublease of excess facilities and cost of technology-related contracts cancellation.

The restructuring charges of $1 million in 2003 are associated with the restructuring plans initiated in 2001 and 2002, discussed above. The additional charges in 2003 relate to the revision of our estimates for future costs associated with the sublease of excess facilities in our corporate headquarters in Seattle, Washington. As the real estate market in downtown Seattle remains depressed, we revised down our earlier estimates of possible sublease rental income for our space that remains vacant.

Interest Income and Interest Expense

Interest income is generated primarily from our investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-on public offering in February 2000. Interest income decreased from $3.2 million in 2002 to $1.3 million in 2003. The decrease was caused by both a decrease in the average balance invested and a decline in the average rates of return.

Net interest expense primarily represents financing costs incurred due to term discounts taken by our customers. Interest expense increased from $288,000 in 2002 to $604,000 in 2003. The increase in term discounts taken was caused by the increase in revenues generated from our larger channel customers to whom such discounts were available.

Income Taxes

Income tax expense of $29,000 in 2002 and $34,000 in 2003 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $194.9 million as of December 31, 2003. These carryforwards, if not utilized, will begin to expire after the 2011 tax year, and may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, approximately $103.1 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

Years Ended December 31, 2001 and 2002

Revenues

	Year Ended December 31,		Percent Increase
	2001	2002
Revenues (in thousands):
Product	$46,893	$53,200	13.4%
Service	17,390	22,300	28.2%

Total	$64,283	$75,500	17.4%

Revenues (as % of total revenues):
Product	72.9%	70.5%
Service	27.1%	29.5%

Total	100.0%	100.0%

Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,		Percent Increase
	2001	2002
Revenues:
Americas	$30,171	$33,363	10.6%
EMEA	21,414	27,043	26.3%
APAC	12,698	15,094	18.9%

Total	$64,283	$75,500	17.4%

Revenues:
Americas	46.9%	44.2%
EMEA	33.3%	35.8%
APAC	19.8%	20.0%

Total	100.0%	100.0%

Revenue information for countries representing more than 10% of total revenues in either year, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,		Percent Increase
	2001	2002
Revenues*:
United States	$28,473	$31,335	10.1%
Japan	7,572	9,629	27.2%
United Kingdom	5,612	8,753	56.0%

Revenues:
United States	44.3%	41.5%
Japan	11.8%	12.8%
United Kingdom	8.7%	11.6%

*	Country’s information is based on destination of original shipments.

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,		Percent Increase
	2001	2002
Revenues:
Tech Data	$6,596	$10,375	57.3%
Ingram Micro	8,701	9,466	8.8%

Revenues:
Tech Data	10.3%	13.7%
Ingram Micro	13.5%	12.5%

The increase of product revenues in absolute dollars reflects an increase in unit shipments as a result of new product releases, such as Firebox Vclass products in the second quarter of 2002 and Firebox SOHO 6 products in the third quarter of 2002, and improved sales channel performance. Product revenues as a percentage of total revenues decreased for 2002 as compared to 2001 due to a lower growth rate associated with continued slowing of economic conditions, and an increase in service revenues from an increased base of customers renewing their LiveSecurity Service subscriptions.

The increase in service revenues in both absolute dollars and as a percentage of revenues is due to a greater number of installed products in 2002 and an increase in LiveSecurity Service renewals, as a result of growth in our installed customer base.

The provision for sales returns and allowances was $6.9 million, or 9.7% of total revenues before returns and allowances, in 2001 and $4.6 million, or 5.7% of total revenues before returns and allowances, in 2002. The higher provision in 2001 reflects the major product replacement of the Firebox II with the Firebox III undertaken in 2001, in combination with related promotional rebates associated with selling residual Firebox II inventory and the introduction of Firebox III products. The decrease in the provision in 2002 as a percentage of revenues reflects improved trends in actual returns and allowances.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Percent Increase (Decrease)
	2001	2002
Cost of revenues (in thousands):
Product	$20,658	$19,888	(3.7)%
Service	5,824	5,969	2.5%

Total	$26,482	$25,857	(2.4)%

Cost of revenues (as % of total revenues):
Product	32.1%	26.3%
Service	9.1%	7.9%

Total	41.2%	34.2%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	44.1%	37.4%
Service (as % of service revenues)	33.5%	26.8%

Gross margin (in thousands):
Product	$26,235	$33,312	27.0%
Service	11,566	16,331	41.2%

Total	$37,801	$49,643	31.3%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	55.9%	62.6%
Service (as % of service revenues)	66.5%	73.2%
Total (as % of total revenues)	58.8%	65.8%

The decrease in cost of product revenues in both absolute dollars and as a percentage of revenues in 2002 as compared to 2001 is due to the introduction of new products with higher product margins and more favorable pricing obtained from original equipment manufacturers.

The increase in cost of service revenues in absolute dollars reflects a growing number of initial LiveSecurity Service subscriptions and subscription renewals, while the decrease in cost of service revenues as a percentage of revenues reflects the economies of scale achieved in support of larger number of subscriptions.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Percent Increase
	2001	2002
Sales and marketing expenses (in thousands)	$29,717	$33,693	13.4%
Sales and marketing expenses (as % of total revenues)	46.2%	44.6%

The dollar increase in sales and marketing expenses was primarily due to increases in payroll and related costs from headcount increases associated with the realignment of our sales and marketing organization beginning in the fourth quarter of 2001 and the RapidStream acquisition, and from higher commissions expense associated with increased revenues. These increases were partially offset by a reduction in travel expenditures. Specifically, salaries, commissions, recruiting, consulting and related expenses increased from $12.5 million in 2001 to $16.5 million in 2002. The decrease in sales and marketing expenses as a percentage of revenues reflects the improvements in depth and productivity of our existing channel customers.

Research and Development

	Year Ended December 31,		Percent Increase
	2001	2002
Research and development expenses (in thousands)	$18,854	$20,858	10.6%
Research and development expenses (as % of total revenues)	29.3%	27.6%

The dollar increase in research and development expenses reflects the increased employee-related expenses resulting from the RapidStream acquisition, as well as product integration costs to accelerate the rollout of new products associated with the RapidStream acquisition. Specifically, major components of the increase included:

•	an increase in payroll and related expenses from $11.6 million to $14.6 million, the majority of which is a result of our acquisition of RapidStream; and

•	an increase in security appliance prototype development and consulting costs from $3.0 million to $3.5 million, related to expanded product offerings in 2002 and integration of new RapidStream and Firebox products.

General and Administrative

	Year Ended December 31,		Percent Increase
	2001	2002
General and administrative expenses (in thousands)	$7,726	$7,804	1.0%
General and administrative expenses (as % of total revenues)	12.0%	10.3%

The dollar increase in general and administrative expenses reflects the expansion of our infrastructure to manage the growth of our operations. The increase was partially offset by the reduction in bad debt expenses. The fluctuations in major components of total general and administrative expenses included:

•	an increase in payroll and consulting and related expenses from $3.8 million to $4.2 million, the majority of which is related to our acquisition of RapidStream;

•	an increase in business insurance from $470,000 to $680,000, primarily reflecting changes in market price for premiums for directors’ and officers’ insurance; and

•	a $930,000 decrease in bad debt expense as a result of tighter credit policies implemented during a period of changing global economic conditions and fewer small direct channel customers.

Stock-Based Compensation

Stock-based compensation expenses allocated by functional operating expense category were as follows (in thousands):

	Year Ended December 31,		Percent Increase (Decrease)
	2001	2002
Sales and marketing	$220	$62	(71.8)%
Research and development	9,178	1,288	(86.0)%
General and administrative	35	100	185.7%

Total amortization of stock-based compensation	$9,433	$1,450	(84.6)%

The decrease in stock-based compensation expense for 2002 as compared to 2001 reflects the use of the accelerated amortization method for deferred stock compensation recorded in connection with our October 2000 acquisition of Qiave.

Amortization of Goodwill

Amortization of goodwill related to our acquisitions of BeadleNet and Qiave was $7.3 million in 2001. Amortization of goodwill was discontinued in 2002 due to the adoption on January 1, 2002 of SFAS 142, “Goodwill and Other Intangible Assets,” which provides that goodwill no longer be amortized but instead be periodically reviewed for impairment. During the fourth quarter of 2002, we performed the required annual impairment analysis of goodwill. No impairment of goodwill was identified.

Amortization of Other Intangible Assets Acquired

Amortization of other intangible assets acquired in 2002 consisted of amortization of capitalized technology and other definite-lived intangibles related to our acquisitions of Qiave and RapidStream. The intangible assets associated with our acquisition of BeadleNet in 1999 were fully amortized in 2001. We recorded amortization charges related to these intangible assets of $3.6 million in 2001 and $4.4 million in 2002. The increase in amortization in 2002 as compared to 2001 primarily resulted from the $1.5 million amortization of new intangible assets related to the acquisition of RapidStream in April 2002.

Restructuring Charges

As discussed above, we carried out restructuring plans in both 2001 and 2002. As a result of the adoption of the 2001 restructuring plan, we recorded a $3.7 million restructuring charge in 2001. In 2002, we recorded a $1.4 million charge related to the 2001 restructuring plan and a $6.7 million charge related to the 2002 restructuring plan.

Interest Income and Interest Expense

Interest income decreased from $5.9 million in 2001 to $3.2 million in 2002. This decrease resulted from both a decrease in the average balance of invested funds, primarily due to cash used for the acquisition of RapidStream in April 2002, as well as from a decrease in the average rates of return.

Interest expense primarily represents financing costs incurred due to term discounts taken by our customers. Interest expense increased from $147,000 in 2001 to $288,000 in 2002. The increase in term discounts taken is caused by the increase in revenues generated from our larger channel customers to whom such discounts were available.

Income Taxes

Income tax expense of $157,000 in 2001 and $29,000 in 2002 primarily relates to our provision for foreign income taxes associated with our international operations.

Quarterly Results of Operations

The following tables provide our unaudited results of operations, both in dollar amounts and as a percentage of total revenues, for each quarter in the eight-quarter period ended December 31, 2003. In our opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented when read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements. The results of operations for any quarter are not necessarily indicative of our future results.

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product	$10,558	$12,500	$14,224	$15,918	$14,579	$13,132	$12,048	$13,296
Service	4,954	5,348	5,851	6,147	7,230	6,888	6,554	6,423

Total revenues	15,512	17,848	20,075	22,065	21,809	20,020	18,602	19,719

Cost of revenues:
Product	4,297	4,870	5,332	5,389	4,975	6,066	5,848	6,691
Service	1,516	1,551	1,509	1,393	1,475	1,556	1,707	1,344

Total cost of revenues	5,813	6,421	6,841	6,782	6,450	7,622	7,555	8,035

Gross margin	9,699	11,427	13,234	15,283	15,359	12,398	11,047	11,684

Operating expenses:
Sales and marketing	7,438	8,763	8,859	8,633	8,673	8,204	7,285	7,503
Research and development	4,668	6,015	5,306	4,869	5,219	5,337	5,323	4,914
General and administrative	2,000	2,031	1,786	1,987	1,934	2,016	1,940	2,155
Stock-based compensation	613	401	288	148	121	62	26	35
Amortization of other intangible assets acquired	721	1,219	1,219	1,219	518	554	553	338
Impairment of other intangible assets acquired	—	—	—	6,677	—	—	3,300	230
Acquired in-process technology	—	1,179	—	—	—	—	—	—
Restructuring charges	—	4,272	—	3,819	—	—	—	1,000

Total operating expenses	15,440	23,880	17,458	27,352	16,465	16,173	18,427	16,175

Operating loss	(5,741)	(12,453)	(4,224)	(12,069)	(1,106)	(3,775)	(7,380)	(4,491)

Interest income, net:
Interest income	1,147	814	694	553	413	325	276	274
Interest expense	(27)	(48)	(58)	(155)	(150)	(142)	(154)	(158)

Total interest income, net	1,120	766	636	398	263	183	122	116

Loss before income taxes	(4,621)	(11,687)	(3,588)	(11,671)	(843)	(3,592)	(7,258)	(4,375)
Provision for income taxes	13	16	—	—	6	8	10	10

Net loss	$(4,634)	$(11,703)	$(3,588)	$(11,671)	$(849)	$(3,600)	$(7,268)	$(4,385)

Basic and diluted net loss per share	$(0.17)	$(0.36)	$(0.11)	$(0.36)	$(0.03)	$(0.11)	$(0.22)	$(0.13)

Shares used in calculation of basic and diluted net loss per share	27,117	32,095	32,341	32,540	32,740	32,842	32,907	33,066

(1)	See Notes 1 and 6 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Consolidated Statements of Operations Data:
Revenues:
Product	68.1%	70.0	70.9%	72.1%	66.8%	65.6%	64.8%	67.4%
Service	31.9	30.0	29.1	27.9	33.2	34.4	35.2	32.6

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	27.7	27.3	26.6	24.4	22.8	30.3	31.4	33.9
Service	9.8	8.7	7.5	6.3	6.8	7.8	9.2	6.8

Total cost of revenues	37.5	36.0	34.1	30.7	29.6	38.1	40.6	40.7

Gross margin	62.5	64.0	65.9	69.3	70.4	61.9	59.4	59.3

Operating expenses:
Sales and marketing	47.9	49.1	44.1	39.1	39.8	41.0	39.2	38.0
Research and development	30.1	33.7	26.4	22.1	23.9	26.6	28.7	24.9
General and administrative	12.9	11.4	8.9	9.0	8.9	10.1	10.4	10.9
Stock-based compensation	4.0	2.2	1.4	0.7	0.5	0.3	0.1	0.2
Amortization of other intangible assets acquired	4.6	6.8	6.1	5.5	2.4	2.8	3.0	1.7
Impairment of other intangible assets acquired	—	—	—	30.3	—	—	17.7	1.2
Acquired in-process technology	—	6.6	—	—	—	—	—	—
Restructuring charges	—	23.9	—	17.3	—	—	—	5.1

Total operating expenses	99.5	133.7	86.9	124.0	75.5	80.8	99.1	82.0

Operating loss	(37.0)	(69.7)	(21.0)	(54.7)	(5.1)	(18.9)	(39.7)	(22.7)

Interest income, net:
Interest income	7.4	4.6	3.5	2.5	1.9	1.6	1.5	1.4
Interest expense	(0.2)	(0.3)	(0.3)	(0.7)	(0.7)	(0.7)	(0.8)	(0.8)

Total interest income, net	7.2	4.3	3.2	1.8	1.2	0.9	0.7	0.6

Loss before income taxes	(29.8)	(65.4)	(17.8)	(52.9)	(3.9)	(18.0)	(39.0)	(22.1)
Provision for income taxes	0.1	0.1	—	—	0.0	0.0	0.1	0.1

Net loss	(29.9)%	(65.5)%	(17.8)%	(52.9)%	(3.9)%	(18.0)%	(39.1)%	(22.2)%

Liquidity and Capital Resources

As of December 31, 2003, we had $78.8 million in cash, cash equivalents and short-term investments, which were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital as of December 31, 2003 was $64.0 million.

Operating Activities

Our operating activities resulted in net cash outflows of $7.2 million in 2002 and $7.1 million in 2003. The operating cash outflows during these periods resulted primarily from net losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year Ended December 31,
	2002	2003
Net loss	$(31,596)	$(16,102)
Add: noncash expenses	16,802	8,578
Add: changes in operating assets and liabilities	7,574	415

Net cash used in operating activities	$(7,220)	$(7,109)

Noncash expenses are associated with the amortization and impairment of other intangible assets acquired, depreciation and amortization of property and equipment, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by WatchGuard. In 2002, these expenses also included the cost of acquired in-process technology recorded in connection with the acquisition of RapidStream.

Changes in operating assets and liabilities reflect primarily changes in working capital components of the balance sheet apart from cash and short-term investments, and also changes in long-term deferred revenues and long-term acquisition and restructuring liabilities with larger fluctuations within some of them as described below.

Trade Accounts Receivable, Net decreased from $8.8 million at December 31, 2002 to $6.7 million at December 31, 2003, primarily reflecting lower total revenues in the fourth quarter of 2003 as compared to the fourth quarter of 2002. Days sales outstanding, or DSOs, calculated on a quarterly basis, decreased from 36 days at December 31, 2002 to 31 days at December 31, 2003. DSOs are affected by:

•	the payment terms contained in our customer contracts (which may vary geographically);

•	term discounts taken by our customers;

•	revenues on product sales for some of our major distributors that are recorded when these distributors have sold the product to their customers;

•	risks associated with the uncertain economy; and

•	whether revenues in a particular quarter are linear (that is, whether revenues are evenly distributed throughout the quarter or weighted more toward the end of the quarter).

Based on our current sales mix, the linearity of revenues in past and future quarters and timing differences arising from the varying payment terms in our customer agreements, we expect our DSOs to generally range from 40 to 50 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

Net Inventories decreased from $4.4 million at December 31, 2002 to $3.1 million at December 31, 2003. The decrease in inventories is primarily due to the reduction in volume of inventory on hand for older products in anticipation of the introduction of our new Firebox X product line in February 2004. The decrease in inventory is also due to reducing the cost of certain components, including our RapidStream “Secured by Check Point” brand products, to net realizable value based on our sales projections combined with our product life cycle planning process and expectations of new product releases in the latter part of 2004.

Total Accrued Restructuring and Acquisition Costs decreased from $9.0 million at December 31, 2002 to $6.5 million at December 31, 2003, due to settlements of an abandoned lease and a technology-related contract, as well as to the ongoing payment of rents on excess facilities. The reduction of accrued restructuring costs was partially offset by an additional $1 million charge, due to increased estimates of future costs of abandoned facilities.

Total Deferred Revenues decreased from $18.5 million at December 31, 2002 to $16.7 million at December 31, 2003. The decrease of deferred revenue balance is related to the following factors:

•	changes in terms of our initial LiveSecurity Service subscriptions, bundled with a product sale, due to our including a shorter initial subscription period for certain products beginning in mid-2002;

•	a reduction of LiveSecurity Service subscription prices corresponding to lower prices on related hardware products in response to a competitive environment; and

•	a shift in product mix toward lower-priced models of the Firebox III product line, resulting in the corresponding shift in mix in LiveSecurity Service subscription revenues.

Investing Activities

Cash provided by investing activities was $352,000 in 2002 and $416,000 in 2003. In 2003, these activities primarily related to short-term investment of the proceeds received from our public offerings, offset by capital expenditures for property and equipment. In 2002, the investing activities also included the net cash consideration paid in connection with the acquisition of RapidStream.

Financing Activities

Cash provided by financing activities totaled $1.8 million in 2002 and $1.7 million in 2003. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

We believe that our existing available cash, cash equivalents and investments will be sufficient to meet our operating expenses, working capital needs and capital expenditure requirements for at least the next 12 months. We may seek additional funding before that time through public or private financings or other arrangements, however, if the underlying assumed levels of spending prove to be inaccurate, or if we choose to pursue acquisitions or investments in complementary business technology.

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are not cancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010. We have the option to extend this lease for an additional five-year term. We also lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We lease facilities in Aliso Viejo, San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2004 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, and in Aliso Viejo and San Jose, California, are partially subleased to tenants, with sublease terms that expire between 2004 and 2010. We also have several operating leases for computer equipment. WatchGuard is also a party to several noncancelable and nonrefundable agreements to purchase inventory.

Our contractual commitments at December 31, 2003 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $1.9 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$20,719	$3,925	$5,703	$5,906	$5,185
Purchase obligations	1,477	1,477	—	—	—

Total	$22,196	$5,402	$5,703	$5,906	$5,185

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer at the time of purchase, with the exception of U.S. treasury and agency securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, with the average maturity of our investments equal to one year or less. The securities are subject to interest-rate risk and will decrease in value if interest rates increase. The fair value of our investment portfolio or related income would not be significantly affected by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio, which is summarized in Note 4 to our consolidated financial statements.

Foreign Currency Risk.    All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during 2002 and 2003 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

WatchGuard Technologies, Inc.

We have audited the accompanying consolidated balance sheets of WatchGuard Technologies, Inc. as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of WatchGuard’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WatchGuard Technologies, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting the provisions of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

ERNST & YOUNG LLP

Seattle, Washington

January 23, 2004

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,890	$3,899
Short-term investments	77,412	74,890
Trade accounts receivable, net	8,813	6,700
Inventories, net	4,442	3,068
Prepaid expenses and other	4,435	3,924

Total current assets	103,992	92,481
Property and equipment, net	6,467	5,471
Restricted cash	3,000	3,000
Goodwill	66,605	66,605
Other intangibles, net and other assets	9,234	3,562

Total assets	$189,298	$171,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,679	$3,676
Accrued expenses and other liabilities	5,369	6,819
Short-term accrued restructuring and acquisition costs	3,496	2,271
Short-term deferred revenues	17,019	15,675

Total current liabilities	30,563	28,441
Long-term accrued restructuring and acquisition costs	5,539	4,268
Long-term deferred revenues	1,432	1,072

Total liabilities	37,534	33,781

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 32,655,404 at December 31, 2002 and 33,091,787 at December 31, 2003	33	33
Additional paid-in capital	265,932	267,649
Deferred stock-based compensation	(254)	(25)
Accumulated other comprehensive income (loss)	229	(41)
Accumulated deficit	(114,176)	(130,278)

Total stockholders’ equity	151,764	137,338

Total liabilities and stockholders’ equity	$189,298	$171,119

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Product	$46,893	$53,200	$53,055
Service	17,390	22,300	27,095

Total revenues	64,283	75,500	80,150
Cost of revenues:
Product	20,658	19,888	23,580
Service	5,824	5,969	6,082

Total cost of revenues	26,482	25,857	29,662

Gross margin	37,801	49,643	50,488
Operating expenses:
Sales and marketing	29,717	33,693	31,665
Research and development	18,854	20,858	20,793
General and administrative	7,726	7,804	8,045
Stock-based compensation (1)	9,433	1,450	244
Amortization of goodwill	7,347	—	—
Amortization of other intangible assets acquired	3,595	4,378	1,963
Impairment of other intangible assets acquired	—	6,677	3,530
Acquired in-process technology	—	1,179	—
Restructuring charges	3,720	8,091	1,000

Total operating expenses	80,392	84,130	67,240

Operating loss	(42,591)	(34,487)	(16,752)
Interest income, net:
Interest income	5,918	3,208	1,288
Interest expense	(147)	(288)	(604)

Total interest income, net	5,771	2,920	684

Loss before income taxes	(36,820)	(31,567)	(16,068)
Provision for income taxes	157	29	34

Net loss	$(36,977)	$(31,596)	$(16,102)

Basic and diluted net loss per share (2)	$(1.38)	$(1.02)	$(0.49)

Shares used in calculation of basic and diluted net loss per share	26,723	31,029	32,889

(1) Stock-based compensation charges relate to the following expense categories:
Sales and marketing	$220	$62	$24
Research and development	9,178	1,288	167
General and administrative	35	100	53

Total	$9,433	$1,450	$244

(2)	See Notes 1 and 6 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
Balance, January 1, 2001	26,287,072	$26	$230,591	$(12,387)	$(222)	$(45,603)	$172,405
Stock option and warrant exercises	722,566	1	894	—	—	—	895
Employee stock purchase plan issuances of common stock	113,622	—	1,066	—	—	—	1,066
Issuance of stock options to consultants	—	—	213	(213)	—	—	—
Stock-based compensation expense	—	—	—	9,433	—	—	9,433
Amortization of stock-based compensation included in restructuring charge	—	—	—	579	—	—	579
Stock compensation adjustment due to acceleration of vesting	—	—	161	(161)	—	—	—
Forfeiture of stock options upon employee terminations	—	—	(1,392)	1,392	—	—	—
Comprehensive loss:
Net unrealized gain on securities available for sale	—	—	—	—	903	—	903
Net loss	—	—	—	—	—	(36,977)	(36,977)

Comprehensive loss							(36,074)

Balance, December 31, 2001	27,123,260	27	231,533	(1,357)	681	(82,580)	148,304
Stock option exercises	452,717	1	1,057	—	—	—	1,058
Employee stock purchase plan issuances of common stock	167,701	—	749	—	—	—	749
Stock-based compensation expense	—	—	—	1,450	—	—	1,450
Forfeiture of stock options upon employee terminations	—	—	(211)	211	—	—	—
Repurchase of common stock subject to vesting restrictions	(3,964)	—	(6)	—	—	—	(6)
Issuance of common stock and options in connection with acquisition of RapidStream	4,915,690	5	32,810	(558)	—	—	32,257
Comprehensive loss:
Net unrealized loss on securities available for sale	—	—	—	—	(452)	—	(452)
Net loss	—	—	—	—	—	(31,596)	(31,596)

Comprehensive loss							(32,048)

Balance, December 31, 2002	32,655,404	33	265,932	(254)	229	(114,176)	151,764
Stock option exercises	252,610	—	930	—	—	—	930
Employee stock purchase plan issuances of common stock	184,410	—	772	—	—	—	772
Issuance of stock options to consultants	—	—	(1)	1	—	—	—
Stock-based compensation expense	—	—	—	244	—	—	244
Stock compensation adjustment due to modification of terms	—	—	16	(16)	—	—	—
Repurchase of common stock subject to vesting restrictions	(637)	—	—	—	—	—	—
Comprehensive income (loss):
Net unrealized loss on securities available for sale	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	(16,102)	(16,102)

Comprehensive loss							(16,372)

Balance, December 31, 2003	33,091,787	$33	$267,649	$(25)	$(41)	$(130,278)	$137,338

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Operating activities:
Net loss	$(36,977)	$(31,596)	$(16,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	2,236	2,827	2,841
Amortization of goodwill	7,347	—	—
Amortization of other intangible assets acquired	3,595	4,378	1,963
Impairment of other intangible assets acquired	—	6,677	3,530
Amortization of stock-based compensation	10,012	1,450	244
Acquired in-process technology	—	1,179	—
Other	—	291	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,908	(2,240)	2,113
Inventories	2,613	598	1,374
Prepaid expenses and other	(822)	(248)	511
Other assets	(75)	(17)	170
Accounts payable	(3,224)	(308)	(1,003)
Accrued expenses and other liabilities	(895)	1,205	1,450
Accrued restructuring and acquisition costs	1,486	5,921	(2,496)
Deferred revenue	3,835	2,663	(1,704)

Net cash used in operating activities	(1,961)	(7,220)	(7,109)

Investing activities:
Purchases of property and equipment	(2,275)	(1,251)	(1,836)
Proceeds from maturities of marketable securities	124,112	99,424	119,503
Proceeds from sales of marketable securities	61,907	40,534	3,819
Purchases of marketable securities	(183,623)	(121,038)	(121,070)
Net cash paid in connection with the acquisition of Rapid Stream	—	(17,317)	—

Net cash provided by investing activities	121	352	416

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	1,961	1,800	1,702

Net cash provided by financing activities	1,961	1,800	1,702

Net increase (decrease) in cash and cash equivalents	121	(5,068)	(4,991)
Cash and cash equivalents at beginning of period	13,837	13,958	8,890

Cash and cash equivalents at end of period	$13,958	$8,890	$3,899

Supplemental disclosure of cash flow information:
Reversal of deferred stock-based compensation for options cancelled upon employee terminations	$1,392	$211	—

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications.

Revenue Recognition

WatchGuard generates revenues through sales of its Firebox products, including licenses for related software options, subscriptions for its LiveSecurity Service, which includes access to technical support, software updates (if and when available), early-warning vulnerability alerts and expert instruction and training, and sales of ServerLock products. Software license revenues are generated from licensing the rights to use WatchGuard’s products directly to end-users, from sublicense fees from resellers and distributors and from sales of its managed security solution products to Internet service providers and other service providers that utilize WatchGuard’s products to provide managed security services to their customers.

WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids and the United States Securities and Exchange Commission (SEC) Topic 13 “Revenue Recognition” of the codification of the Staff Accounting Bulletins. Topic 13 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its current revenue recognition policies and practices are consistent with the current accounting standards.

Revenues from software license agreements are generally recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. Vendor-specific objective evidence of fair value is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. WatchGuard uses the residual method, as defined in SOP 98-9, to allocate revenues to delivered elements once it has established vendor-specific objective evidence of fair value for all undelivered elements. Under the residual method, any discount in the arrangement is allocated to the delivered element.

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

The promotional rebates vary by type and term and are earned by customers in accordance with various conditions. WatchGuard accounts for promotional rebates given to customers in accordance with the Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which requires that sales incentives given to customers or resellers be accounted for as a reduction of revenue unless a vendor receives a benefit that is identifiable and can be reasonably estimated. WatchGuard accrues allowances for rebates to the maximum amount possible unless there are sufficient historical trends which would indicate a lower rate of accrual is appropriate.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from some distribution arrangements where the distributor has unlimited stock returns and rotation rights are not recognized until the distributors sell the products to their customers. Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the subscription, typically 90 days to two years. WatchGuard’s payment terms typically range from 30 to 60 days.

Principles of Consolidation

The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Fair Values of Financial Instruments

At December 31, 2003, WatchGuard had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable and accrued expenses. Carrying amounts of those financial instruments approximate their fair value due to their liquidity or short-term duration.

Cash Equivalents

WatchGuard considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at fair market value. Cash equivalents consist of money market funds.

Short-Term Investments

WatchGuard’s investments consist of commercial paper and corporate and government debt securities, are considered available for sale, and are stated at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. The amortizations and accretions are included in interest income. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and all dividends earned on securities are also included in interest income. The cost of securities sold is calculated using the specific identification method. WatchGuard’s investment guidelines state that the maximum life of any one security shall be two years, with the maximum weighted average life of the investment portfolio being one year.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. WatchGuard’s inventory costs include the freight and handling costs incurred to transport goods from WatchGuard’s suppliers. WatchGuard receives some of its components from single-source suppliers and relies on a limited number of hardware manufacturers. Inventories sold to distributors who have unlimited return rights are included in finished goods. In assessing the ultimate realization of inventories, WatchGuard is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. WatchGuard writes down its inventory for estimated obsolescence or unmarketable inventory. The allowance requirements fluctuate due to market conditions, customer preferences and technological and product life-cycle changes.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Beginning on January 1, 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite lived intangibles are no longer amortized, but instead tested for impairment on an annual basis or on an interim basis if indications of impairment are present. Prior to 2002, goodwill related to acquisitions was amortized on a straight-line basis over the period of expected benefit of three to five years.

Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives, consisting primarily of technology received in connection with acquisitions, are amortized over their estimated useful lives ranging from three to five years. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets with definite lives and other long-lived assets is reviewed on a regular basis for the existence of facts that may indicate that the assets are impaired. Such an asset is considered impaired when its estimated future cash flows are less than the amount of its carrying value. If the carrying value of this asset is deemed not recoverable, it is adjusted downwards to the asset’s estimated fair value.

Research and Development

Research and development costs consist primarily of software development costs. SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs after technological feasibility of the software is established. In the development of WatchGuard’s new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Costs incurred after technological feasibility is established are not material, and, accordingly, WatchGuard expenses all research and development costs when incurred.

Internal-Use Software

WatchGuard recognizes costs of software developed or purchased for internal-use in accordance with SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1, WatchGuard expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated useful life of the software. In 2002 and 2003, WatchGuard capitalized the development costs of $169,000 and $567,000 for internal-use software, respectively. Because costs incurred during the development stage were insignificant, no costs related to internal-use software were capitalized in 2001.

Advertising Costs

WatchGuard expenses advertising costs as incurred. Total advertising expenses were $885,000, $1.2 million and $1.2 million in 2001, 2002 and 2003, respectively.

Concentrations of Risk

WatchGuard is subject to concentrations of credit risk primarily from cash, short-term investments and accounts receivable. WatchGuard manages its credit risk by investing its excess cash in a diverse portfolio of high-quality money market instruments and short-term investments.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, substantially all of WatchGuard’s accounts receivable are due from WatchGuard’s resellers, distributors and service providers located throughout the world. Revenue information by geographic region is as follows (dollars in thousands):

	Year Ended December 31,
	2001		2002		2003
Americas	$30,171	46.9%	$33,363	44.2%	$39,022	48.7%
EMEA	21,414	33.3	27,043	35.8	30,163	37.6
APAC	12,698	19.8	15,094	20.0	10,965	13.7

Total	$64,283	100.0%	$75,500	100.0%	$80,150	100.0%

Revenue information for countries representing more than 10% of total revenues is as follows (dollars in thousands):

	Year Ended December 31,
	2001		2002		2003
United States	$28,473	44.3%	$31,335	41.5%	$36,810	45.9%
Japan	7,572	11.8	9,629	12.8	*	*
United Kingdom	*	*	8,753	11.6	12,844	16.0

*	Less than 10%

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,
	2001		2002		2003
Tech Data	$6,596	10.3%	$10,375	13.7%	$14,888	18.6%
Ingram Micro	8,701	13.5	9,466	12.5%	12,868	16.1%

WatchGuard does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

WatchGuard currently outsources its manufacturing to a limited number of third-party contract manufacturers, and some of the key components and licensed technologies incorporated in WatchGuard’s products come from single or limited sources of supply. The inability of any supplier or manufacturer to fulfill supply requirements could negatively impact future operating results.

Stock-Based Compensation

WatchGuard has elected to apply the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard’s common stock at the date of grant over the stock option exercise price.

Stock compensation expense for options or warrants granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued. The fair value of options granted to non-employees is periodically measured as the underlying options vest.

Pro Forma Disclosures Under SFAS 123

The following pro forma information regarding stock-based compensation has been determined as if WatchGuard had accounted for its employee stock options and its employee stock purchase plan shares under the fair market value method of SFAS 123. The fair value of the employee stock options was estimated at the date of grant, using a minimum value option pricing model through the date of WatchGuard’s initial public offering in July 1999 and using the Black-Scholes pricing model thereafter.

The fair value of each option granted was estimated at the date of grant, with the following weighted average assumptions as follows:

	For the Years Ended December 31,
	2001	2002	2003
Average risk-free interest rates	4%	3%	2.5% to 3%
Volatility	1.14	1.05	1.08 to 1.16
Expected life (in years)	4 to 5	4 to 5	5
Dividend rate	0%	0%	0%

The weighted average fair values of stock options granted during 2001, 2002 and 2003 were as follows:

	For the Years Ended December 31,
	2001		2002		2003
	Options Granted	Average Fair Value	Options Granted	Average Fair Value	Options Granted	Average Fair Value
Exercise price equal to market price of stock on grant date	4,367,750	$9.19	4,866,931	$4.01	1,486,600	$4.07
Exercise price less than market price of stock on grant date	—	—	318,251	5.80	—	—

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting periods using the accelerated method.

Pro forma disclosures are not representative of future results. WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Net loss—as reported	$(36,977)	$(31,596)	$(16,102)
Add: stock-based compensation, as reported	9,433	1,450	244
Deduct: stock-based compensation determined under fair value based method	(56,374)	(32,763)	(14,712)

Net loss—pro forma	$(83,918)	$(62,909)	$(30,570)

Net loss per share, basic and diluted—as reported	$(1.38)	$(1.02)	$(0.49)
Net loss per share, basis and diluted—pro forma	$(3.14)	$(2.03)	$(0.93)

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

WatchGuard complies with SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. WatchGuard’s comprehensive loss includes net loss and the effect of unrealized gains or losses on securities available for sale. Comprehensive loss is shown on the consolidated statement of stockholders’ equity.

Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation of diluted loss per share because their effect is antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements relate to (i) revenue recognition, including sales returns and allowances, (ii) provision for bad debt, (iii) inventory reserves, (iv) restructuring reserves relating to abandoned facilities, (v) the allocation of the purchase price in business combinations to intangible assets and (vi) fair values and impairment analysis of goodwill and intangible assets with definite lives.

Segment Information

SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements. WatchGuard operates in a single business segment related to Internet and computer security and provides hardware, software and services as a complete security solution. While certain expenses for sales and marketing activities are incurred in various geographical regions, substantially all of WatchGuard’s assets are located, and the majority of its operating expenses are incurred, at its corporate headquarters.

Reclassifications

Certain prior-year items have been reclassified to conform to the current-year presentation. As of December 31, 2003, deferred revenues and accrued restructuring and acquisition costs with a settlement period over one year are presented separately from the short-term portion of those costs as a component of long-term liabilities. As of December 31, 2003, cash under a collateral restriction included in WatchGuard’s operating lease arrangement is presented separately as a component of long-term assets.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21 Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on the company’s financial position, results of operations or cash flows.

2.    Accounting for Goodwill and Intangibles with Definite Lives

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

SFAS 142 requires that goodwill and other indefinite lived intangibles no longer be amortized to earnings, but instead be tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

WatchGuard adopted SFAS 141 and SFAS 142 on January 1, 2002. WatchGuard performed its annual impairment tests for goodwill using an October 1, 2002 and October 1, 2003 measurement dates. No impairment of goodwill was recognized during 2002 or 2003.

The following table summarizes the effect SFAS 142 would have had on net loss and basic and diluted net loss per share, had the statement been applied retroactively for all years presented (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Net loss
Net loss—as reported	$(36,977)	$(31,596)	$(16,102)
Adjustment for amortization of goodwill	7,347	—	—

Net loss—as adjusted	$(29,630)	$(31,596)	$(16,102)

Basic and diluted net loss per share
Basic and diluted net loss per share—as reported	$(1.38)	$(1.02)	$(0.49)
Amortization of goodwill, per share	0.27	—	—

Basic and diluted net loss per share—as adjusted	$(1.11)	$(1.02)	$(0.49)

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” which was effective January 1, 2002. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business in APB Opinion No. 30. In accordance with SFAS 144, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment.

During the fourth quarter of 2002, WatchGuard developed a business plan that, because of limited resources, de-emphasized further development and integration of the technology acquired from Qiave in 2000. Separately, WatchGuard continued to realize lower than expected revenue from products based on Qiave technology. In accordance with SFAS 144, the undiscounted expected future cash flows were determined to be insufficient to support the carrying value of the Qiave capitalized technology. WatchGuard, therefore, recorded an impairment charge of $6.7 million of capitalized technology related to the acquisition of Qiave. The remaining net balance of Qiave technology of $186,000, after the above-mentioned impairment charge, was fully amortized during 2003.

During the third quarter of 2003, it was determined that an impairment existed for the intangible asset associated with the RapidStream “Secured by Check Point” product brand based on the technology obtained in the 2002 acquisition of RapidStream. WatchGuard’s increased focus on its core market of small- to medium-sized enterprises, resulting in a significant reduction in WatchGuard’s sales, marketing and development efforts in support of this brand, together with the historically poor performance of the RapidStream “Secured by Check Point” brand, led management to reduce future sales projections for the brand. The revised undiscounted expected future cash flows resulting from the reduced future sales projections were determined to be insufficient to recover the carrying value of the related capitalized technology. WatchGuard therefore recorded an impairment charge of $3.3 million during the quarter ended September 30, 2003, based on the difference between the carrying value of the intangible assets and its estimated fair value using a discounted cash flow approach. In the fourth quarter of 2003, WatchGuard made a decision to exit the market segment served by this product; therefore, an additional impairment charge of $230,000 was recorded during the quarter ended December 31, 2003 for the remaining net book value of this intangible asset.

The following table summarizes other intangibles, net, and other assets as of December 31, 2002 and December 31, 2003 (in thousands):

	December 31,
	2002	2003
Current technology	$23,342	$9,966
Accumulated amortization	(14,675)	(6,801)

	8,667	3,165
Other assets	567	397

	$9,234	$3,562

Current technology will be amortized over its remaining useful lives through 2007. The remaining amortization is expected to be $974,000 for each of the three years between 2004 and 2006 and $243,000 for 2007.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Balance Sheet Account Detail

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31,
	2002	2003
Trade accounts receivable	$11,144	$9,231
Reserve for returns and allowances	(1,845)	(2,283)
Allowance for uncollectible accounts	(486)	(248)

	$8,813	$6,700

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31,
	2002	2003
Finished goods	$3,811	$2,638
Components	1,256	1,868

	5,067	4,506
Inventory allowance	(625)	(1,438)

	$4,442	$3,068

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2002	2003
Computer equipment	$4,944	$5,605
Leasehold improvements	2,299	2,239
Furniture and equipment	3,362	3,652
Software	2,787	3,707

	13,392	15,203
Less accumulated depreciation and amortization	(6,925)	(9,732)

	$6,467	$5,471

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31,
	2002	2003
Accrued payroll related liabilities	$2,226	$2,225
Other accrued liabilities	3,143	4,594

	$5,369	$6,819

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Short-Term Investments

Short-term investments consisted of the following (in thousands):

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Balance at December 31, 2002:
Corporate debt securities	$18,798	$91	$(4)	$18,710
Government and agency obligations	58,614	146	(4)	58,473

	$77,412	$237	$(8)	$77,183

Balance at December 31, 2003:
Corporate debt securities	$18,986	$19	$(29)	$18,996
Government and agency obligations	55,904	52	(83)	55,935

	$74,890	$71	$(112)	$74,931

The contractual maturities, all of which are classified as current, of WatchGuard’s available-for-sale securities as of December 31, 2003 are as follows (in thousands):

	Market Value	Amortized Cost
Due in one year or less	$48,033	$48,021
Due in one year through two years	26,857	26,910

	$74,890	$74,931

Realized net gains on sales of short-term investments, which were included in interest income, were $352,000 in 2001, $443,000 in 2002 and $2,000 in 2003.

5.    Stockholders’ Equity

Stock Options

WatchGuard’s 1996 Stock Incentive Compensation Plan (the 1996 Plan) provides for the grant of incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors. At December 31, 2003, WatchGuard had reserved 11,108,766 shares of common stock for grant under the 1996 Plan. The number of shares reserved for issuance of stock options under the 1996 Plan is automatically increased on the first day of each fiscal year by the least of (a) 750,000 shares, (b) 3% of the average number of common shares outstanding used to calculate fully diluted earnings per share as reported in WatchGuard’s annual financial statements for the preceding year and (c) an amount determined by the board of directors.

WatchGuard’s 2000 Stock Option Plan (the 2000 Plan) provides for the granting of nonqualified stock options to employees, agents, consultants, advisors and independent contractors. As of December 31, 2003, WatchGuard had reserved 8,000,000 shares of common stock for grant under the 2000 Plan.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, WatchGuard acquired RapidStream, Inc. Under the terms and conditions of the acquisition, the RapidStream, Inc. 1998 Stock Option Plan (the RapidStream Plan) was assumed by WatchGuard and all options to purchase shares of RapidStream common stock at the effective time of the acquisition converted into options to purchase an aggregate of 318,251 shares of WatchGuard common stock (see Note 12) granted under the RapidStream Plan. At the time of acquisition, WatchGuard had reserved 645,896 shares of common stock for grant under the RapidStream Plan.

The following table summarizes WatchGuard’s stock option activity for all of its stock option plans during 2001, 2002 and 2003:

	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of period	5,992,419	$29.27	4,999,942	$12.75	7,754,251	$9.08
Granted	4,367,750	11.82	5,185,182	5.57	1,486,600	5.14
Exercised	(722,566)	1.23	(452,717)	2.34	(252,610)	3.68
Canceled	(4,637,661)	35.01	(1,978,156)	10.72	(2,376,485)	9.66

Balance at end of period	4,999,942	12.75	7,754,251	9.08	6,611,756	8.19

Exercisable at end of period	1,339,509	12.94	2,828,529	10.74	3,689,901	9.64
Shares of common stock available for grant					6,833,240

The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 2003 under all of WatchGuard’s stock option plans for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.13 – 4.43	839,100	8.43	$3.64	284,056	$2.55
4.45 – 5.24	898,856	8.79	4.87	257,346	4.92
5.25 – 6.01	657,052	9.01	5.65	197,206	5.60
6.02 – 6.02	940,822	8.26	6.02	385,872	6.02
6.04 – 6.13	842,802	8.12	6.12	686,277	6.13
6.14 – 9.90	1,018,899	7.85	8.31	704,330	8.87
10.24 –14.09	1,039,973	6.56	13.46	847,946	13.45
$14.44 –53.06	374,252	6.47	25.85	326,868	25.37

	6,611,756	7.98	$8.19	3,689,901	$9.64

Deferred Stock-Based Compensation

WatchGuard uses the intrinsic value-based method to account for all of its employee stock-based compensation arrangements. Therefore, compensation costs are not recognized in WatchGuard’s consolidated financial statements, unless the underlying fair value of WatchGuard’s common stock exceeds the exercise price of the stock options at the date of grant.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, WatchGuard recorded $213,000 of deferred stock-based compensation related to 20,000 option shares granted to one consultant and 12,000 option shares granted to other consultants. Final measurement of the fair value of the 20,000 option shares occurred in 2002 and final measurement of the 12,000 options shares will occur when the options fully vest in 2005. Also, in 2001, WatchGuard recognized deferred stock-based compensation of $161,000 when it accelerated vesting provisions of an employee’s stock option on his termination of employment in connection with the April 2001 restructuring.

In 2002, WatchGuard recorded $558,000 of deferred stock-based compensation in connection with the acquisition of RapidStream (see Note 12), $419,000 of which related to WatchGuard’s assumption of unvested options to purchase RapidStream common stock and $139,000 of which related to the issuance of WatchGuard common stock to twelve RapidStream employees, subject to a repurchase restriction, released over a 28-month period beginning on the purchase date. Also in 2002, WatchGuard recorded $24,000 of deferred stock-based compensation related to 6,000 option shares granted to consultants in 2002. In addition, WatchGuard decreased by $25,000 deferred stock-based compensation previously recorded for 2001 stock option grants to consultants, due to the remeasurement of the originally estimated fair value of these grants. Final measurement of the fair value of options granted to consultants in 2002 will not occur until the options are fully vested in 2006.

In 2001 and in 2002, WatchGuard also recorded adjustments of $1.4 million and $211,000 to reduce previously recorded deferred stock-based compensation for the unvested portion of options upon termination of employees prior to vesting.

In 2003, WatchGuard recorded $16,000 of deferred stock-based compensation due to modification of terms on the previously issued options and decreased deferred compensation by $1,000 due to re-measurement of estimated fair value of options issued to consultants in 2001 and 2002.

Amounts recorded as deferred stock-based compensation related to stock options are generally being amortized over the vesting period of the individual award (generally three to four years), using the accelerated method, consistent with FASB Interpretation No. 28. Amortization of deferred stock-based compensation related to shares subject to repurchase is generally recognized over the term of the related employment agreements. Stock based compensation expense was $9.4 million, $1.5 million and $244,000 in 2001, 2002 and 2003, respectively. The stock-based compensation expense in 2001 excluded $579,000 of deferred stock-based compensation amortization, which was included in the restructuring charge, for the acceleration of options and restricted share vesting for employees terminated in connection with restructuring. In 2001, 2002 and 2003, stock-based compensation expense included $166,000, $10,000 and $31,000 for amortization of deferred stock option expense on options issued to consultants.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A total of 113,622, 167,701 and 184,410 shares of common stock were purchased by WatchGuard employees under the ESPP during 2001, 2002 and 2003, respectively. At December 31, 2003, WatchGuard had a total of 1,336,226 shares of common stock reserved for future issuance under the ESPP.

Common Shares Reserved

At December 31, 2003, common stock reserved for future issuance was as follows:

Outstanding stock options	6,611,756
Stock options available for future grant	6,833,240
ESPP	1,336,226

14,781,222

6.    Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. Options to purchase 4,999,942 shares, 7,754,251 shares and 6,611,756 shares of common stock at December 31, 2001, 2002 and 2003 respectively, and 74,186 shares, 8,821 shares and 277 shares of common stock subject to repurchase at December 31, 2001, 2002 and 2003, respectively, were excluded from the computation of diluted net loss per common share, as their effect is antidilutive.

7.    Income Taxes

At December 31, 2003, WatchGuard had a net operating loss carryforward for federal tax purposes of approximately $194.9 million and research and development tax credit carryforwards of $4.0 million. These carryforwards begin to expire after the 2011 tax year. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Additionally, approximately $103.1 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WatchGuard provides for deferred taxes based on the difference between the basis of assets and liabilities for financial reporting purposes and the basis for income tax purposes, calculated using enacted rates that will be in effect when the differences are expected to reverse. Significant components of WatchGuard’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$64,673	$67,668
Acquisition intangibles	(1,298)	(261)
Research and development tax credit	2,807	3,961
Sales reserve and allowance for bad debts	1,207	1,644
Accrued expenses and other	860	1,733
Restructuring charge	2,598	2,047

Total deferred tax assets	70,847	77,314
Valuation allowance	(70,847)	(77,314)

Net deferred taxes	$—	$—

WatchGuard’s valuation allowance increased by $9.6 million in 2001, by $14.3 million in 2002 and by $6.5 million in 2003. Included in the amounts for 2001 and 2002 are increases in valuation allowance associated with the acquisitions of Qiave and RapidStream of $2.5 million and $6.6 million, respectively.

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision are as follows (dollars in thousands):

	December 31,
	2001 Tax Effected		2002 Tax Effected		2003 Tax Effected
	Amount	Rate	Amount	Rate	Amount	Rate
Net loss before taxes	$(36,820)		$(31,567)		$(16,068)

Expected tax benefit at federal and state statutory rate	$(12,519)	34.0%	$(10,733)	34.0%	$(5,463)	34.0%
Research and development credit	(602)	1.7	(350)	1.1	(724)	4.5
Permanent differences, including non-deductible acquisition costs	5,990	(16.9)	3,366	(10.7)	(280)	1.7
Tax benefit not recognized due to valuation allowance	7,131	(18.8)	7,717	(24.4)	6,467	(40.2)
Foreign tax expense	157	(0.4)	29	(0.1)	34	(0.2)

Total tax expense	$157	(0.4)%	$29	(0.1)%	$34	(0.2)%

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments

WatchGuard leases office space and some computer equipment under noncancelable operating leases. Facilities commitments include a 10-year lease for its corporate headquarters in Seattle, Washington, which expires in September 2010. WatchGuard has the option to extend this lease for an additional five-year term.

WatchGuard’s operating lease arrangement for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2002 and 2003, WatchGuard’s restricted cash balance was $3 million in conjunction with this facilities lease.

WatchGuard also leases a product fulfillment and distribution warehouse in Seattle, with the lease term through April 2006. WatchGuard also leases facilities in Aliso Viejo and San Jose, California and Waltham, Massachusetts under operating leases that expire in years between 2004 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. WatchGuard’s excess facilities at corporate headquarters in Seattle, Waltham, Massachusetts and in Aliso Viejo and San Jose, California are partially subleased to tenants, with sublease terms that expire between 2004 and 2010. Future minimum payments at December 31, 2003 under leases for office space and computer equipment, net of future minimum rental income from sublease of $1.9 million, are as follows (in thousands):

	Abandoned Facilities		Facilities and Equipment in Use	Total
	Abandoned in Restructuring, net	Assumed in RapidStream Acquisition, net
2004	$947	$673	$2,305	$3,925
2005	991		1,921	2,912
2006	1,001		1,790	2,791
2007	1,115		1,798	2,913
2008	1,141		1,852	2,993
Thereafter	1,974		3,211	5,185

	$7,169	$673	$12,877	$20,719

Rent expense for 2001, 2002 and 2003 was $2.8 million, $3.2 million and $3.6 million, respectively.

In addition to the foregoing lease commitments, WatchGuard is a party to several noncancelable and non-refundable agreements to purchase inventory in 2004. The total of these commitments was $1.5 million at December 31, 2003.

10.    Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing certain other types of guarantees.

As discussed in Note 9, WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain a standby letter of credit secured by restricted cash.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WatchGuard’s hardware products carry a one-year warranty from the delivery date that includes factory repair services or replacement products as needed. WatchGuard accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. WatchGuard’s liability is affected by the warranty terms provided to WatchGuard by the original equipment manufacturers ranging from 16 to 24 months from the manufacture date. Other factors that affect WatchGuard’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. WatchGuard periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

WatchGuard’s estimated product warranty liability was $107,000 and $197,000 at December 31, 2002 and 2003, respectively.

11.    Business Restructuring

WatchGuard recorded restructuring charges of approximately $3.7 million, $8.1 million and $1.0 million in 2001, 2002 and 2003, respectively. These costs are accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” as they pertain to the restructuring plans initiated in 2001 and 2002.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement nullified EITF Issue No. 94-3, and generally requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. However, the provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002, and therefore are not applicable to WatchGuard’s restructuring plans initiated in 2001 and 2002.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, WatchGuard exited the consumer security market and terminated various original equipment manufacturer agreements to develop product and services for that market, and streamlined operations in support of new products and services aimed at business customers. As a result of this restructuring, WatchGuard recorded a $3.7 million restructuring charge in 2001. Additional charges of $1.4 million and $300,000 related to the 2001 restructuring plan were recorded in 2002 and 2003, respectively, due to the revision of estimated proceeds from the sublease of excess facilities, as the real estate market remains depressed longer than originally expected.

As part of this reorganization, WatchGuard implemented a workforce reduction of 50 employees, which represented approximately 16% of WatchGuard’s employee base at that time and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consisted of stock-based compensation expense associated with the acceleration of vesting of stock subject to repurchase and stock options held by terminated employees, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that related to ongoing operations were not included as restructuring charges. All restructuring charges have been paid as of December 31, 2001, except accrued amounts primarily related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through August 2010. Revenues recorded from the consumer security market were insignificant prior to the restructuring.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued liability relating to this restructuring as of December 31, 2001, 2002 and 2003 and activity recorded through 2001, 2002 and 2003 are as follows (in thousands):

	Restructuring Charges in 2001	Amounts Paid or Charged in 2001	Accrued Restructuring Balance December 31, 2001
Severance and termination benefits	$1,015	$(1,015)	$—
Stock-based compensation	579	(579)	—
Abandoned facilities and other	2,126	(640)	1,486

Total	$3,720	$(2,234)	$1,486

	Restructuring Charges in 2002	Amounts Paid or Charged in 2002	Accrued Restructuring Balance December 31, 2002
Abandoned facilities and other	$1,383	$(834)	$2,035

	Restructuring Charges in 2003	Amounts Paid or Charged in 2003	Accrued Restructuring Balance December 31, 2003
Abandoned facilities and other	$300	$(621)	$1,714

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream (see Note 12), which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. As a result of this restructuring, WatchGuard recorded a $6.7 million restructuring charge during 2002. An additional charge of $700,000 was recorded in 2003 due to the revision of estimated proceeds from the sublease of excess facilities, as the real estate market remains depressed longer than originally expected.

As part of this reorganization, WatchGuard implemented a workforce reduction of 36 employees, which represented approximately 10% of WatchGuard’s post-acquisition employee base and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2002. Other costs associated with the reorganization consist of contract terminations and the consolidation of excess facilities. Costs that related to ongoing operations were not included as restructuring charges. Restructuring charges for severance and termination benefits were paid by December 31, 2002. Contract termination costs were paid in the quarter ended March 31, 2003. Amounts related to losses for the lease commitments, net of proceeds from the sublease of abandoned facilities of approximately $4.0 million at December 31, 2003, are expected to be paid through 2010.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued liability relating to this restructuring as of December 31, 2002 and 2003 and activity recorded through 2002 and 2003 are as follows (in thousands):

	Restructuring Charges in 2002	Amounts Paid or Charged in 2002	Accrued Restructuring Balance December 31, 2002
Severance and termination benefits	$529	$(529)	$—
Costs related to cancellation of technology-related contracts	637	(57)	580
Abandoned facilities and other	5,542	(750)	4,792

Total	$6,708	$(1,336)	$5,372

	Restructuring Charges in 2003	Amounts Paid or Charged in 2003	Accrued Restructuring Balance December 31, 2003
Costs related to cancellation of technology-related contracts	$—	$(580)	$—
Abandoned facilities and other	700	(1,471)	4,021

Total	$700	$(2,051)	$4,021

12.    Acquisitions

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the purchase price allocation as of December 31, 2002 (in thousands):

Tangible assets and liabilities:
Cash	$2,183
Accounts receivable	210
Inventory	627
Property and equipment	944
Other assets	361
Accounts payable and accrued liabilities	(4,542)
Deferred revenue	(79)

Total fair value of RapidStream tangible assets, net of liabilities	(296)
Current technology	9,966
Goodwill	39,614
Acquired in-process research and development	1,179

Total purchase price	50,463
Deferred stock-based compensation	558

Total consideration, including deferred stock-based compensation	$51,021

Tangible assets and liabilities.    Tangible assets and liabilities are recorded at fair value. The accounts payable and accrued liabilities included acquisition-related liabilities of approximately $2.9 million for severance and termination costs associated with RapidStream employees, costs related to the abandonment of excess facilities, a liability reflecting the fair value of an above-market lease, and other costs. Amounts recorded related to these items and accrued balances remaining at December 31, 2002 and at December 31, 2003 were as follows (in thousands):

	Acquisition Liabilities at April 2, 2002	Amounts Paid or Charged	Balance at December 31, 2002
Severance and termination costs	$606	$(604)	$2
Above-market lease and abandoned facilities	2,288	(711)	1,577

Total acquisition-related liabilities	$2,894	$(1,315)	$1,579

	Balance at December 31, 2002	Amounts Paid or Charged	Balance at December 31, 2003
Severance and termination costs	$2	$(2)	$0
Above-market lease and abandoned facilities	1,577	(773)	804

Total acquisition-related liabilities	$1,579	$(775)	$804

As part of the acquisition, WatchGuard terminated 21 employees from the original RapidStream workforce. All of these employees were terminated prior to December 31, 2002. Accrued amounts related to above-market leases and abandoned facilities are expected to be realized through 2004.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taking into account the weighted average cost of capital and risks related to the characteristics and applications of each product, existing and future markets and assessments of the life-cycle stage of each project. Based on this analysis, WatchGuard capitalized the existing technology that had reached technological feasibility.

The projected revenues used in the income approach were based on the 2002 estimates of future revenues that could have been most likely generated by the commercial sales of the technology. The useful life of the current technology was estimated to be five years. Gross profit was assumed to be 58% in the partial year of 2002, 60% in 2003 and 70% in each of the remaining three years of the five-year projection period. Operating expenses, including sales and marketing, research and development and general and administrative costs, were assumed to be 79% of revenues in the initial year of the projection, declining to 29% in 2003 and 38% for each of the three remaining years.

As discussed in Note 2, during the third quarter of 2003, WatchGuard recorded an impairment charge of $3.3 million for the intangible asset associated with the RapidStream “Secured by Check Point” product brand that represents a subset of the total current technology obtained in the 2002 acquisition of RapidStream. In the fourth quarter of 2003, WatchGuard made a decision to exit the market segment served by this product; therefore, an additional impairment charge of $230,000 was recorded in the quarter ended December 31, 2003 for the remaining net book value of this intangible asset.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also took into account risks related to the characteristics and applications of each project, existing future markets and assessments of the life cycles of each project.

Deferred compensation.    A total of approximately $558,000 of deferred stock-based compensation was recorded in connection with the acquisition. Approximately $419,000 of the deferred stock-based compensation was due to WatchGuard’s assumption of unvested options to purchase RapidStream common stock. This deferred stock-based compensation was based on the intrinsic value of the unvested options at the closing date of the merger. In addition, before the close of the merger, twelve RapidStream employees were allowed to exercise a portion of their unvested options. The WatchGuard stock that was acquired by the former RapidStream employees in exchange for the RapidStream stock acquired upon the exercise of these options is considered restricted and the restrictions will lapse over the original vesting term of the options, which did not exceed 28 months from the date of purchase. Additionally, because the shares of RapidStream were exchanged for a cash payment in addition to shares of WatchGuard common stock, the cash payment related to the restricted shares is also subject to the same vesting period. The total number of restricted shares is 25,281 and the intrinsic value of the arrangement in the amount of $139,000 is recorded as deferred compensation, based on the fair value of WatchGuard common stock on the closing date of the merger. At December 31, 2003, 277 of these shares remained subject to repurchase.

Pro forma results.    The following unaudited pro forma combined historical results for 2001, 2002 and 2003 are presented as if RapidStream had been acquired on January 1, 2001 and 2002. The pro forma results, which exclude the nonrecurring charge in 2002 of $1.2 million for IPR&D, are presented below (in thousands, except per share data):

	Years Ended December 31,
	2001	2002
Total revenues, net	$66,094	$76,174
Net loss	$(56,586)	$(35,776)
Pro forma basic and diluted net loss per share	$(1.79)	$(1.00)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period
Year ended December 31, 2001
Allowance for uncollectible accounts	$633	$831	$—	$671	(A)	$793
Sales returns reserve and allowances	$965	$6,924	$—	$5,845	(B)	$2,046
Inventory reserve	$445	$1,291	$—	$1,388	(C)	$348

Year ended December 31, 2002
Allowance for uncollectible accounts	$793	$(75)	$—	$232	(A)	$486
Sales returns reserve and allowances	$2,046	$4,601	$—	$4,802	(B)	$1,845
Inventory reserve	$348	$1,027	$—	$750	(C)	$625

Year ended December 31, 2003
Allowance for uncollectible accounts	$486	$(100)	$—	$138	(A)	$248
Sales returns reserve and allowances	$1,845	$6,089	$—	$5,651	(B)	$2,283
Inventory reserve	$625	$2,851	$—	$2,038	(C)	$1,438

(A)	Deductions consist of write-offs of uncollectible accounts.

(B)	Deductions consist of product returns, price protection credits issued and credits issued under promotional allowances previously accrued.

(C)	Deductions consist of write-offs of obsolete or excess quantities of inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

To our knowledge, there were no significant changes in our internal controls during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled “Election of Directors” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2004.

(b) The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled “Executive Officers” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2004.

(c) The information regarding our Code of Ethics required by this item is incorporated into this annual report by reference to the section entitled “Corporate Governance” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2004.

We will file the proxy statement for our 2004 annual meeting of stockholders within 120 days of December 31, 2003, our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2004. We will file the proxy statement for our 2004 annual meeting of stockholders within 120 days of December 31, 2003, our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2004 annual meeting of stockholders to be held on June 3, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2004 annual meeting of stockholders to be held on June 3, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2004 annual meeting of stockholders to be held on June 3, 2004. We will file the proxy statement within 120 days of December 31, 2003, our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

(1) Index to Financial Statements

(2) Index to Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2003, 2002 and 2001.

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

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (C)

3.2	Restated Bylaws of the registrant (Exhibit 3.2) (C)

10.1	Lease Agreement, dated as of March 1, 2000, between 505 Union Station and the registrant (Exhibit 10.1) (D)

10.2	Amended and Restated 1996 Stock Incentive Compensation Plan (Exhibit 10.1) (I)

10.3	2000 Stock Option Plan (Exhibit 10.1) (E)

10.4	1998 RapidStream, Inc. Stock Option Plan (Exhibit 10.1) (F)

10.5	Qiave Technologies Corporation 2000 Stock Option Plan (Exhibit 99.1) (G)

10.6	1999 Employee Stock Purchase Plan (Exhibit 10.10) (C)

10.7	Standardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust (401(k) plan), effective as of September 1, 1998 (Exhibit 10.7) (C)

10.8	Shareholders Agreement, dated as of February 6, 2002, by and among River Acquisition Corp., RapidStream, Inc., certain shareholders of RapidStream, Inc. and the registrant (Exhibit 10.1) (A)

10.9	Offer letter to Dale Bastian, dated as of July 8, 2003 (Exhibit 10.1) (H)

21.1	Subsidiaries of the registrant

Number	Description

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of attorney (contained on signature page)

31.1	Section 302 Certification of Steven N. Moore

31.2	Section 302 Certification of Michael E. McConnell

32.1	Certification of Steven N. Moore pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael E. McConnell pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibits have been filed separately with the SEC.

(A)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on February 15, 2002.

(B)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on April 12, 2002.

(C)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(D)	Incorporated by reference to the specified exhibit to the registrant’s Annual Report on Form 10-K/A (File No. 000-26819), filed with the SEC on May 1, 2000.

(E)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26819), filed with the SEC on May 15, 2001.

(F)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-86168), filed with the SEC on April 12, 2002.

(G)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-51196), filed with the SEC on December 4, 2000.

(H)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26819), filed with the SEC on November 13, 2003.

(I)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26819), filed with the SEC on August 12, 2003.

(b) Reports on Form 8-K

On October 20, 2003, we furnished a current report on Form 8-K to announce our financial results for the quarter ended September 30, 2003.

On November 19, 2003, we filed a current report on Form 8-K to announce the resignation of John Todd from our board of directors.

On December 24, 2003, we filed a current report on Form 8-K to announce the resignation of James A. Cady as our President, Chief Executive Officer and Chairman of the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on March 12, 2004.

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ STEVEN N. MOORE
Steven N. Moore President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Steven N. Moore and Michael E. McConnell and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN N. MOORE Steven N. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ MICHAEL E. MCCONNELL Michael E. McConnell	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	March 12, 2004

/s/ ELLEN M. HANCOCK Ellen M. Hancock	Director	March 12, 2004

/s/ MICHAEL R. KOUREY Michael R. Kourey	Director	March 10, 2004

/s/ RICHARD A. LEFAIVRE Richard A. LeFaivre	Director	March 12, 2004

/s/ WILLIAM J. SCHROEDER William J. Schroeder	Director	March 12, 2004

EXHIBIT INDEX

Number	Description

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

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (C)

3.2	Restated Bylaws of the registrant (Exhibit 3.2) (C)

10.1	Lease Agreement, dated as of March 1, 2000, between 505 Union Station and the registrant (Exhibit 10.1) (D)

10.2	Amended and Restated 1996 Stock Incentive Compensation Plan (Exhibit 10.1) (I)

10.3	2000 Stock Option Plan (Exhibit 10.1) (E)

10.4	1998 RapidStream, Inc. Stock Option Plan (Exhibit 10.1) (F)

10.5	Qiave Technologies Corporation 2000 Stock Option Plan (Exhibit 99.1) (G)

10.6	1999 Employee Stock Purchase Plan (Exhibit 10.10) (C)

10.7	Standardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust (401(k) plan), effective as of September 1, 1998 (Exhibit 10.7) (C)

10.8	Shareholders Agreement, dated as of February 6, 2002, by and among River Acquisition Corp., RapidStream, Inc., certain shareholders of RapidStream, Inc. and the registrant (Exhibit 10.1) (A)

10.9	Offer letter to Dale Bastian, dated as of July 8, 2003 (Exhibit 10.1) (H)

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of attorney (contained on signature page)

31.1	Section 302 Certification of Steven N. Moore

31.2	Section 302 Certification of Michael E. McConnell

32.1	Certification of Steven N. Moore pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael E. McConnell pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibits have been filed separately with the SEC.

(A)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on February 15, 2002.

(B)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on April 12, 2002.

(C)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(D)	Incorporated by reference to the specified exhibit to the registrant’s Annual Report on Form 10-K/A (File No. 000-26819), filed with the SEC on May 1, 2000.

(E)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26819), filed with the SEC on May 15, 2001.

(F)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-86168), filed with the SEC on April 12, 2002.

(G)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-51196), filed with the SEC on December 4, 2000.

(H)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26819), filed with the SEC on November 13, 2003.

(I)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26819), filed with the SEC on August 12, 2003.