Form 10-Q
period 2004-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2004-05-10
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

33,461,744 shares of WatchGuard common stock were outstanding as of April 30, 2004.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,899	$4,697
Short-term investments	74,890	73,107
Trade accounts receivable, net	6,700	8,359
Inventories, net	3,068	3,650
Prepaid expenses and other current assets	3,924	3,258

Total current assets	92,481	93,071

Property and equipment, net	5,471	5,219

Restricted cash	3,000	3,000

Goodwill	66,605	66,605

Other intangibles, net and other assets	3,562	3,312

Total assets	$171,119	$171,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,676	$4,175
Accrued expenses and other liabilities	6,819	6,500
Short-term accrued restructuring and acquisition costs	2,271	2,028
Short-term deferred revenues	15,675	16,091

Total current liabilities	28,441	28,794
Long-term accrued restructuring costs	4,268	3,983
Long-term deferred revenues	1,072	1,205

Total liabilities	33,781	33,982

Stockholders’ equity:

Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—

Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 33,091,787 at December 31, 2003 and 33,409,705 at March 31, 2004	33	33

Additional paid-in capital	267,649	269,038

Deferred stock-based compensation	(25)	(13)

Accumulated other comprehensive income (loss)	(41)	60

Accumulated deficit	(130,278)	(131,893)

Total stockholders’ equity	137,338	137,225

Total liabilities and stockholders’ equity	$171,119	$171,207

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Product	$14,579	$14,994
Service	7,230	6,482

Total revenues	21,809	21,476

Cost of revenues:
Product	4,975	6,397
Service	1,475	1,344

Total cost of revenues	6,450	7,741

Gross margin	15,359	13,735

Operating expenses:
Sales and marketing (1)	8,673	8,395
Research and development (2)	5,219	4,539
General and administrative (3)	1,934	2,252
Stock-based compensation	121	11
Amortization of other intangible assets acquired	518	244

Total operating expenses	16,465	15,441

Operating loss	(1,106)	(1,706)

Interest income, net:
Interest income	413	274
Interest expense	(150)	(169)

Total interest income, net	263	105

Loss before income taxes	(843)	(1,601)

Provision for income taxes	6	14

Net loss	$(849)	$(1,615)

Basic and diluted net loss per share	$(0.03)	$(0.05)

Shares used in calculation of basic and diluted net loss per share	32,740	33,250

(1)	Sales and marketing expenses exclude amortization of stock-based compensation of $13 and $2 for the three months ended March 31, 2003 and 2004, respectively.
(2)	Research and development expenses exclude amortization of stock-based compensation of $94 and $6 for the three months ended March 31, 2003 and 2004, respectively.
(3)	General and administrative expenses exclude amortization of stock-based compensation of $14 and $3 for the three months ended March 31, 2003 and 2004, respectively.

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Operating activities:

Net loss	$(849)	$(1,615)

Adjustments to reconcile net loss to net cash used in operating activities:

Noncash expenses:
Depreciation and amortization of property and equipment	722	723
Amortization of other intangible assets acquired	518	244
Stock-based compensation	121	11

Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,370)	(1,659)
Inventories, net	(1,817)	(582)
Prepaid expenses and other current assets	500	666
Other assets	138	6
Accounts payable	776	499
Accrued expenses and other liabilities	1,427	(319)
Accrued restructuring and acquisition costs	(1,590)	(528)
Deferred revenues	363	549

Net cash used in operating activities	(1,061)	(2,005)

Investing activities:
Purchases of property and equipment	(757)	(471)
Proceeds from maturities of marketable securities	42,655	9,115
Purchases of marketable securities	(37,992)	(7,231)

Net cash provided by investing activities	3,906	1,413

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	751	1,390

Net cash provided by financing activities	751	1,390

Net increase in cash and cash equivalents	3,596	798

Cash and cash equivalents at beginning of period	8,890	3,899

Cash and cash equivalents at end of period	$12,486	$4,697

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect small- to medium-sized enterprises, or SMEs, that use the Internet for electronic commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2003 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2004. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2003 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

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

WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids and the SEC Topic 13 “Revenue Recognition” of the codification of the Staff Accounting Bulletins. Topic 13 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its current revenue recognition policies and practices are consistent with the current accounting standards.

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

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three-month periods ended March 31, 2003 and March 31, 2004, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2003	2004
Net loss	$(849)	$(1,615)
Unrealized gain (loss) on investments	(10)	101

Comprehensive loss	$(859)	$(1,514)

Stock-based Compensation

WatchGuard has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, WatchGuard accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard’s common stock at the date of grant over the stock option exercise price.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net loss — as reported	$(849)	$(1,615)
Add: stock-based compensation, as reported	121	11
Deduct: stock-based compensation determined under fair-value-based method	(5,849)	(2,852)

Net loss — pro forma	$(6,577)	$(4,456)

Net loss per share — as reported	$(0.03)	$(0.05)
Net loss per share — pro forma	$(0.20)	$(0.13)

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Trade accounts receivable	$9,231	$11,410
Reserve for returns and allowances	(2,283)	(2,758)
Allowance for uncollectible accounts	(248)	(293)

	$6,700	$8,359

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Finished goods	$2,638	$2,743
Components	1,868	2,027

	4,506	4,770
Inventory allowance	(1,438)	(1,120)

	$3,068	$3,650

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Accrued payroll-related liabilities	$2,225	$2,115
Other accrued liabilities	4,594	4,385

	$6,819	$6,500

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2003 and at March 31, 2004, WatchGuard’s restricted cash balance was $3 million in conjunction with this facilities lease.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

WatchGuard’s estimated product warranty liability was $197,000 and $221,000 at December 31, 2003 and at March 31, 2004, respectively.

NOTE 5 – BUSINESS RESTRUCTURINGS

During 2001 and 2002 WatchGuard implemented two restructuring plans. The costs of those restructuring plans are accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” as they pertain to the restructuring plans initiated in 2001 and 2002.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement nullified EITF Issue No. 94-3, and generally requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. However, the provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002, and therefore are not applicable to WatchGuard’s restructuring plans initiated in 2001 and 2002.

At March 31, 2004, the remaining balance of the restructuring liabilities, including short-term and long-term portions, was $5.4 million. No adjustments to the remaining liabilities were required in the three-month period ended March 31, 2004.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2003 and at March 31, 2004 and activity recorded through March 31, 2004 are as follows (in thousands):

	December 31, 2003 Accrued Restructuring Balance	Amounts Paid or Charged	March 31, 2004 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$1,714	$(130)	$1,584

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc. in April of 2002, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2003 and at March 31, 2004, and activity recorded through March 31, 2004 are as follows (in thousands):

	December 31, 2003 Accrued Restructuring Balance	Amounts Paid or Charged	March 31, 2004 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$4,021	$(202)	$3,819

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

Words such as “expects,” “believes,” “anticipates” and “intends” and similar words may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this quarterly report. Other factors besides those described in this quarterly report could also affect actual results. You should carefully consider the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

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

Since January 2003, we have continued to invest heavily in the development of our products as follows:

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

Changes in Executive Management

On May 10, 2004, we announced the resignation of Michael McConnell as Senior Vice President and Chief Financial Officer effective May 11, 2004. Mr. McConnell will be leaving WatchGuard to pursue other business interests, but will continue with the company through the end of May to assist in the transition. Jim Richman will serve as Interim CFO, effective May 11, 2004. Mr. Richman previously served seven years as CFO of Spacelabs Medical, Inc., a Nasdaq-traded worldwide developer and manufacturer of medical instrumentation and information systems. Mr. Richman played a key role in the merger of Spacelabs Medical and Instrumentarium, Inc., a worldwide medical products manufacturer. At Instrumentarium, Mr. Richman served as Chief Operating Officer for one of the company’s operating division. Mr. Richman began his career in public accounting with KPMG. He holds a B.A. in Accounting from the University of Washington, is a CPA, and is a member of the American Institute of Certified Public Accountants and Financial Executives International.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

•	revenue recognition, including sales returns and allowances;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves;

•	allocation of purchase price in business combinations to intangible assets; and

•	analysis for impairment of goodwill and intangible assets.

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

We generate revenues through:

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

•	sales of products and service subscriptions to our service provider customers at volume pricing rates; and

•	sales of service subscription renewals and products directly to end-users.

Product revenues, net of sales returns, allowances and promotions, include:

•	sales of our Firebox products, bundling our security appliances and perpetual software license fees as part of our security solution;

•	revenues from license sales of software options, such as user expansion and software management modules;

•	revenues from sales of our network operations center security suite software license as part of our managed security solution;

•	sales of our ServerLock products and anti-virus solutions for server content, application and desktop security.

Revenues from products are generally recognized upon delivery if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. While we generally recognize product revenues upon shipment, revenues from some distribution arrangements where the distributor has unlimited stock returns and rotation rights are not recognized until the distributors sell the products to their customers.

Service revenues primarily include the initial fees for our LiveSecurity Service subscriptions, which have periods ranging from 90 days to one year and are sold as part of our security solutions, and for LiveSecurity Service subscription renewals, which have periods ranging from nine months to two years, from our enterprise customers and end-users. These service fees provide our customers access to our LiveSecurity Service for product updates, security threat responses, general security information and technical support. These service fees also enable our service provider customers access to the LiveSecurity Service and the ability to manage and update a specific number of their customers’ security appliances. Service subscription revenues are recognized ratably on a monthly basis over the subscription period.

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

We have established allowances for estimated returns and pricing protection rights. We have also established an allowance for promotional rebates that may be earned by our customers. We estimate these allowances and adjust them periodically based on historical rates of returns and allowances, as well as the expected effect of current promotional programs and new product introductions. We estimate the allowance for promotional rebates based on the maximum amounts potentially available to the customers, unless we have accumulated sufficient historical evidence for individual customers with respect to their realization of rebates. If new or expanded promotional programs are introduced, or new products are announced, additional allowances will be required. Alternatively, if actual promotional rebates fall below maximum exposure levels, we will reduce the allowances and recognize additional revenue.

Provision for Doubtful Accounts

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

Inventory Valuation

Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write our inventories down to estimated market value by providing inventory allowances based on assumptions about future demand and market conditions. The introduction of new products that replace existing products, technological advances, and variation in market trends or customer preferences could, however, significantly affect these estimates and result in additional inventory allowances, which could have an adverse effect on our results of operations.

Restructuring

During 2001 and 2002 we implemented two restructuring plans and recorded significant accruals related to those restructuring plans. These accruals included estimates related to the abandonment of excess facilities. We have later adjusted, as required, the restructuring accruals due to continued poor real estate market conditions in the areas where these excess facilities are located. The actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for excess facilities or if there are further changes in the real estate market in those areas where excess facilities are located. Any additional adjustments resulting from these factors could have a material effect on our financial condition and operating results.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2003	2004
Revenues:
Product	66.8%	69.8%
Service	33.2	30.2

Total revenues	100.0	100.0

Cost of revenues:
Product	22.8	29.8
Service	6.8	6.2

Total cost of revenues	29.6	36.0

Gross margin	70.4	64.0

Operating expenses:
Sales and marketing	39.8	39.1
Research and development	23.9	21.1
General and administrative	8.9	10.5
Stock-based compensation	0.5	0.1
Amortization of other intangible assets acquired	2.4	1.1

Total operating expenses	75.5	71.9

Operating loss	(5.1)	(7.9)

Interest income, net:
Interest income	1.9	1.3
Interest expense	(0.7)	(0.8)

Total interest income, net	1.2	0.5

Loss before income taxes	(3.9)	(7.4)

Provision for income taxes	0.0	0.1

Net loss	(3.9)%	(7.5)%

Three Months Ended March 31, 2003 and 2004

Revenues

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2003	2004
Revenues (in thousands):
Product	$14,579	$14,994	2.8%
Service	7,230	6,482	(10.3)%

Total	$21,809	$21,476	(1.5)%

Revenues (as % of total revenues):
Product	66.8%	69.8%
Service	33.2%	30.2%

Total	100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2003	2004
Revenues (in thousands):
Americas	$10,163	$11,012	8.4%
EMEA	8,250	7,723	(6.4)%
APAC	3,396	2,741	(19.3)%

Total	$21,809	$21,476	(1.5)%

Revenues (as % of total revenues):
Americas	46.6%	51.3%
EMEA	37.8%	35.9%
APAC	15.6%	12.8%

Total	100.0%	100.0%

The dollar and percentage increase in product revenues for the three months ended March 31, 2004 as compared to the same period of 2003 was primarily due to an increase in unit shipments. The shipments increased in all major product lines, with the biggest increase in the Firebox product line that combines Firebox III and Firebox X products. This increase is primarily related to the introduction of Firebox X products in February 2004. The net increase in shipments for the total Firebox line included a decrease in shipments of Firebox III products, as these products are being replaced by comparable new Firebox X products. The increase in revenues was also attributable to a change in mix towards the higher-priced Firebox product line in relation to the SOHO line.

The introduction of new Firebox X resulted in approximately $1.3 million increase in product revenues of the total Firebox product line for the three months ended March 31, 2004 as compared the same period of 2003. However, this increase was partially offset by the reductions in selling prices and higher discounts for most of our products. The unfavorable pricing changes are the result of sales promotions and aggressive trade-up and competitive trade-in programs that were introduced in the second half of 2003 and continued through the first quarter of 2004 in response to product life-cycle considerations combined with competitive pricing pressure in the mid-tier of our market. In the fourth quarter of 2003, promotional offers were extended on small-business appliances (SOHO) for competitive reasons. These offers were continued in the first quarter of 2004.

From a regional standpoint, in the three months ended March 31, 2004 as compared to the same period of 2003, we experienced a decrease in revenues from our international markets, while revenues for the Americas increased. The decrease in EMEA revenues is related, in part, to the efforts of our channel partners to reduce their inventory levels in an effort to allow for a faster competitive response to changes in the market conditions. The decrease in APAC revenues is attributed primarily to realignment efforts in our APAC business, which began in the first quarter of 2003 and continued through the first quarter of 2004, as we focused on improving the performance of our sales channel and reevaluated our channel customer selection strategy and localized some of our products.

Given these realignment efforts in the APAC region and the continuing economic and geopolitical uncertainty and constrained corporate information technology spending, it is difficult to predict revenue levels in future quarters, which may remain depressed or fluctuate more than they have historically. It is too early to determine if recent signs of gradual improvement in information technology spending by businesses and positive sentiment on the economic outlook in early 2004 will continue and can translate into increased demand for our products.

Our service revenues consist primarily of revenues recognized from initial fees for our LiveSecurity Service subscriptions bundled with a hardware product sale and revenues recognized for subscription renewals sold to the existing customer base.

The decline in service revenues in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004 as compared to the same period of 2003 is primarily related to the $600,000 of service revenue in the first quarter of 2003 generated from LiveSecurity services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported. The decline in service revenues is also partially attributable to a reduction of LiveSecurity Service subscription prices in the last quarter of 2003 corresponding to lower prices on related hardware products. Those price reductions were in response to the competitive market environment.

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

The provision for estimated sales returns, price protection rights and promotional rebates was $1.7 million, or 7.3% of total revenues before the provision in the first quarter of 2003, and $2.0 million, or 8.6% of total revenues before the provision in the first quarter of 2004. The higher provision in absolute dollars and in percentage of revenue for the three months ended March 31, 2004 as compared to the same period of 2003 corresponds to increased unit shipments in combination with the increase in promotional offerings. We expect to introduce new products and promotional programs through the remainder of 2004, which may affect our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2003	2004
Cost of revenues (in thousands):

Product	$4,975	$6,397	28.6%

Service	1,475	1,344	(8.9)%

Total	$6,450	$7,741	20.0%

Cost of revenues (as % of total revenues):

Product	22.8%	29.8%

Service	6.8%	6.2%

Total	29.6%	36.0%

Cost of revenues (as % of related revenue component):

Product (as % of product revenues)	34.1%	42.7%

Service (as % of service revenues)	20.4%	20.7%

Gross margin (in thousands):

Product	$9,604	$8,597	(10.5)%

Service	5,755	5,138	(10.7)%

Total	$15,359	$13,735	(10.6)%

Gross margin (as % of related revenue component):

Product (as % of product revenues)	65.9%	57.3%

Service (as % of service revenues)	79.6%	79.3%

Total (as % of total revenues)	70.4%	64.0%

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

The dollar increase in cost of product revenues for the three months ended March 31, 2004 as compared to the same period of 2003 resulted from the following:

•	increased unit volume for all major product lines with a greater increase in volume in the Firebox product line in connection with the introduction of Firebox X products in February 2004;

•	a shift of our product mix to higher costs products, due to disproportionably higher increases in volume of Firebox product line;

•	increased manufacturing costs of several products and components due to upgrades for mature products in the later half of 2003 and the first quarter of 2004;

•	increased provision for excess and obsolete inventory and losses on future purchase commitments for inventory in excess of projected demand, both caused by the product life cycle considerations and new product introductions; and

•	increased costs of distribution operations.

The decline in product margins in absolute dollars and as a percentage of product revenues reflects an increase in provision for excess and obsolete inventory, continued competitive pricing in the marketplace for our products, an increase in manufacturing costs primarily in relation to product upgrades and unfavorable changes in product mix towards lower-margin products.

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

Cost of service revenues decreased in absolute dollars but increased as a percentage of related revenues for the three months ended March 31, 2004 as compared to the same period of 2003, resulting in a corresponding decrease in service gross margins in both absolute dollars and as a percentage of related revenues. The dollar decrease in service costs is the result of cost savings achieved after transitioning first-level customer support services to a lower cost third-party provider in the fourth quarter of 2003. The decline in dollar and percentage service margin is primarily attributable to $600,000 of service revenue that was recognized in the first quarter of 2003, without significant additional costs, from our license compliance initiative, discussed above in conjunction with service revenues.

We expect service costs to increase in absolute dollars to the extent that our user base expands during the remainder of 2004. Actual service costs and margins could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Percentage Decrease
	2003	2004
Sales and marketing expenses (in thousands)	$8,673	$8,395	(3.2)%
Sales and marketing expenses (as % of total revenues)	39.8%	39.1%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade show and advertising expenses.

The reduction in sales and marketing expenses in absolute dollars and as a percentage of total revenues for the three months ended March 31, 2004 as compared to the same period of 2003 was primarily due to the following:

•	a $510,000 decrease in compensation related costs, due to reduction in sales and marketing personnel. This reduction was primarily attributable to the reduction and later discontinuation in the last quarter of 2003 of sales and promotional support for the RapidStream “Secured by Checkpoint” product brand, one of the product lines obtained in the 2002 acquisition of RapidStream, as we increased our focus on the SME market.

•	a $180,000 decrease in distributor promotional programs, as we attempt to balance those activities with the increases in direct sales discounts.

These larger decreases were partially offset by increases in marketing programs, especially in advertising and promotions, in support of the Firebox X product launch in February 2004, and by increases of internal information technology costs in support of marketing and sales departments due to consolidation of our customer-facing applications and databases and their migration onto more scalable and extensible application platforms.

For the remainder of 2004, we expect our sales and marketing expenses, in absolute dollar terms, to remain comparable to the levels incurred in the first quarter of 2004. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Research and Development

	Three Months Ended March 31,		Percentage Decrease
	2003	2004
Research and development expenses (in thousands)	$5,219	$4,539	(13.0)%
Research and development expenses (as % of total revenues)	23.9%	21.1%

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

Research and development expenses decreased in both absolute dollars and as a percentage of revenues for the three months ended March 31, 2004 as compared to the same period of 2003, primarily due to the following:

•	a $450,000 reduction in outsourced development and certification costs, primarily due to higher costs incurred in those areas in the first quarter of 2003 in connection with the evaluation for Common Criteria Evaluation Assurance Level 4 and Federal Processing Standards certification for the Firebox Vclass product line, and in connection with product integration effort, as a result of addition of technology obtained in 2002 RapidStream acquisition.

•	a $100,000 decrease in compensation-related and facilities costs in the second half of 2003, primarily as a result of the reduction in research and development spending in support of ServerLock products and as a result of transitioning lower-level sustaining engineering and quality assurance in the second half of 2003 to a lower cost third-party provider.

We intend to continue to fund our research and development efforts in order to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. Significant efforts are currently underway aimed at converging software codes associated with our original security features and the software networking technology obtained in the RapidStream acquisition. We expect to continue to invest in key areas aimed at the development of new generations of our products, further extension of our existing product lines and the development of future technologies. We expect the overall cost of research and development for the remainder of 2004 to increase in absolute amounts from the level of the first quarter of 2004. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

General and Administrative

	Three Months Ended March 31,		Percentage Increase
	2003	2004
General and administrative expenses (in thousands)	$1,934	$2,252	16.4%
General and administrative expenses (as % of total revenues)	8.9%	10.5%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased both in absolute dollars and as a percentage of revenues for the three months ended March 31, 2004 as compared to the same period of 2003. The dollar and percentage increase in general and administrative expenses is attributed primarily to the following:

•	a $180,000 increase in provision for doubtful accounts, primarily due to additional expense accrued for a particular domestic distributor as a result of bankruptcy proceedings.

•	a $90,000 increase in legal and accounting fees as a result of enhanced regulatory and corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002.

For the remainder of 2004, we anticipate general and administrative expenses, in terms of absolute dollars, to remain comparable to the level incurred in the first quarter of 2004, as we will continue to incur additional expenses in connection with enhanced regulatory and corporate governance requirements. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Stock-Based Compensation

Stock-based compensation expenses allocated by functional operating expense category were as follows (in thousands):

	Three Months Ended March 31,		Percentage (Decrease)
	2003	2004
Sales and marketing	$13	$2	(84.6)%
Research and development	94	6	(93.6)%
General and administrative	14	3	(78.6)%

Total amortization of stock-based compensation	$121	$11	(90.9%)

Stock-based compensation expenses arise primarily from amortization of previously deferred stock-based compensation over the vesting periods of stock options and restricted stock.

Deferred stock-based compensation is initially recorded as a component of stockholders’ equity in the amount of the excess of the fair value of our common stock on the date of grant over the exercise price of options and also in the amount of the fair value of temporarily restricted common stock that we issued in our April 2002 acquisition of RapidStream.

Amortization of Other Intangible Assets Acquired

Amortization of other intangible assets acquired in the three months ended March 31, 2004 consisted of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology will be amortized in full by March 31, 2007. In the same period of 2003, the amortization additionally included the amortization of capitalized technology related to our acquisition of Qiave in 2000. The Qiave technology was fully amortized by the end of 2003.

We are amortizing the intangible assets on a straight-line basis over useful live of five years. Amortization of other intangible assets acquired was $518,000 in the three months ended March 31, 2003 and $244,000 in the three months ended March 31, 2004. The decrease in amortization of other intangible assets acquired in the first quarter of 2004 as compared to the first quarter of 2003 resulted primarily from the reduction of the amortizable basis of technology obtained in 2002 RapidStream acquisition and the completion of the amortization of technology obtained in 2000 acquisition of Qiave.

In the second half of 2003, it was determined that an impairment existed for the intangible asset associated with the RapidStream “Secured by Check Point” product brand based on the technology obtained in the 2002 acquisition of RapidStream. Our increased focus on the SME market, resulting in a significant reduction in our sales, marketing and development efforts in support of this brand, together with the historically poor performance of this brand, led management to reduce the future sales projections for the brand and later to exit the market segment served by this product. We therefore recorded an impairment charge of $3.5 million in the second half of 2003 for the remaining book value of this intangible asset.

Interest Income and Interest Expense

Interest income is generated primarily from our investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-on public offering in February 2000. Interest income decreased from $413,000 for the three months ended March 31, 2003 to $274,000 for the three months ended March 31, 2004. The decrease was caused by both a decrease in the average balance invested and a decline in the average rates of return.

Net interest expense primarily represents financing costs incurred due to term discounts taken by our customers. Interest expense remained comparable for both quarters ended March 31, 2003 and March 31, 2004.

Income Taxes

Income tax expense of $6,000 in the three months ended March 31, 2003 and $14,000 in the three months ended March 31, 2004 primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carry forward position for federal income tax purposes of approximately $197 million as of March 31, 2004. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, approximately $105 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carry forwards.

Liquidity and Capital Resources

At March 31, 2004, we had $77.8 million in cash, cash equivalents and short-term investments, which were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital at March 31, 2004 was $64.3 million.

Operating Activities

Our operating activities resulted in net cash outflows of $1.1 million for the three month ended March 31, 2003 and $2.0 million for the three months ended March 31, 2004. The operating cash outflows during these periods resulted primarily from net losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Three Months Ended March 31,
	2003	2004
Net loss	$(849)	$(1,615)
Add: noncash expenses	1,361	978
Add: changes in operating assets and liabilities	(1,573)	(1,368)

Net cash used in operating activities	$(1,061)	$(2,005)

21

Noncash expenses are associated with the amortization and impairment of other intangible assets acquired, depreciation and amortization of property and equipment, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by us.

Changes in operating assets and liabilities reflect primarily changes in working capital components of the balance sheet apart from cash and short-term investments, and also changes in long-term deferred revenues and long-term acquisition and restructuring liabilities with larger fluctuations within some of them as described below.

Trade Accounts Receivable, Net increased from $6.7 million at December 31, 2003 to $8.4 million at March 31, 2004, primarily reflecting higher total revenues in the first quarter of 2004 as compared to the fourth quarter of 2003. Days sales outstanding, or DSOs, calculated on a quarterly basis, increased from 31 days at December 31, 2003 to 35 days at March 31, 2004. DSOs are affected by:

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

Based on our current sales mix, the linearity of revenues in past and future quarters and timing differences arising from the varying payment terms in our customer agreements, we expect our DSOs to generally range from 35 to 45 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

Net Inventories increased from $3.1 million at December 31, 2003 to $3.7 million at March 31, 2004. The increase in inventories is primarily in support of the Firebox X product launch in February 2004.

Total Accrued Restructuring and Acquisition Costs decreased from $6.5 million at December 31, 2003 to $6.0 million at March 31, 2004, due to the ongoing payment of rents on abandoned facilities.

Total Deferred Revenues increased from $16.7 million at December 31, 2002 to $17.3 million at December 31, 2003. The increase of deferred revenues is attributed primarily to the increase in LiveSecutiry subscription renewals on a growing installed customer base.

Investing Activities

Cash provided by investing activities was $3.9 million for the three months ended March 31, 2003 and $1.4 million for the three months ended March 31, 2004. In both periods, these activities primarily related to short-term investment of the proceeds received from our public offerings, offset by capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $751,000 for the three months ended March 31, 2003 and $1.4 million for the three months ended March 31, 2004. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are not cancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010. We have the option to extend this lease for an additional five-year term. We also lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We lease facilities in Aliso Viejo, San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2004 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, and in Aliso Viejo and San Jose, California, are partially subleased to tenants, with sublease terms that expire between 2004 and 2010. We also have several operating leases for computer equipment. WatchGuard is a party to several noncancelable and nonrefundable agreements to purchase inventory.

Our contractual commitments at March 31, 2004 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $1.7 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Payment due by period
		Before			After
	Total	December 31, 2004	December 31, 2006	December 31, 2008	December 31, 2008
Operating lease obligations	$19,990	$3,057	$5,825	$5,921	$5,187
Inventory purchase obligations	4,856	4,856	—	—	—

Total	$24,846	$7,913	$5,825	$5,921	$5,187

In addition, we have contractual agreements with some of our distributors to reimburse them for advertising and other marketing activities that they may incur to promote our products, contingent on performance of those activities in the future. At March 31, 2004, the total amount of those agreements was $1.9 million.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of March 31, 2004, we had an accumulated deficit of approximately $132 million. Although our revenues have increased each year since we began operations, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases, we may not achieve or sustain profitability in future periods or we may not be able to continue to grow our revenues at all. We expect that over time we will have to increase our operating expenses in connection with:

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	continuing to drive demand of our products;

•	pursuing additional strategic acquisitions;

•	meeting enhanced regulatory and corporate governance requirements;

•	hiring additional personnel; and

•	upgrading our information and internal control systems.

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

The economic downturn in the U.S. economy has adversely affected the demand for our products and services and may continue to result in decreased revenue and growth rates. While there has been some early signs of improvement in certain geographical areas, we do not know how long this economic downturn will last or whether it will become more severe. To the extent that this downturn continues or grows deeper in the United States or other geographic regions in which we operate, the Internet security industry and demand for our products and services are likely to be adversely affected.

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

Our discussion and analysis of financial condition and results of operations in this annual report is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

•	revenue recognition, including sales returns and allowances;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves;

•	allocation of purchase price in business combinations to intangible assets; and

•	analysis of impairment of goodwill and other long-lived intangible assets.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of our 2001 and 2002 restructuring, impairment analysis of the intangible assets obtained in our 2002 acquisition of RapidStream, as well as goodwill relating to the acquisitions of BeadleNet, Qiave and RapidStream. Although we do not anticipate further significant adjustments to our 2001 and 2002 restructuring in addition to the $1 million charge we recorded in the fourth quarter of 2003, the actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for our excess facilities or if there are further changes in the real estate market where excess facilities are located. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

If potential customers do not accept our Firebox products and the related LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, VARs and ISPs and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly our key Firebox X line of products, however, are relatively new and unproven. The Firebox X line of products has only been available since February 2004. The Firebox X line of products, which replace a product line that represented a majority of our revenues, also represent a new approach to providing security to the SME in that they are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product. In addition, if sales of our Firebox products do not meet expectations, we may have excess inventory of products or components and such excess inventory would have a negative impact on our operating results.

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

The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point, Cisco Systems, Inc., Fortinet Inc., Juniper Networks, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Lucent Technologies, Inc. and Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, as has happened as a result of Juniper’s acquisition of Netscreen Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the recent introduction of our Firebox X line of products, which replaced the Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, the Firebox III and then later the Firebox X, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $4.6 million in 2002 and $7.3 million in 2003 or 5.7% and 8.4% of total revenues before returns and allowances. The provision for returns and allowances was $2.0 million, or 8.6% of total revenues before returns and allowances in the three months ended March 31, 2004. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product line, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

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

We may be unable to adequately expand and adapt our operational systems to accommodate growth or recent changes in how we deliver our products and services to customers, which could harm our ability to deliver our products and services.

Our operational systems have not been tested at the customer volumes that may be required in the future. In addition, our operational systems required for the delivery of products and services through license-key activation have not been tested at the combination of the number product and service offerings and customer volumes that may be required in the future. We may encounter performance difficulties when operating with a substantially greater number of customers or a substantially greater number of products and services offered through license-key activation or a combination of the two. These performance difficulties could harm our ability to deliver our products and services. An inability to add software and hardware or to develop and upgrade existing technology or operational systems to handle increased traffic or increased number of products and services offered through license-key activation may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders.

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

We obtain the component parts for our hardware from a variety of manufacturers. Companies in the electronics industry regularly experience lower-than-required component allocations, and the industry is subject to frequent component shortfalls. We have experienced such component shortfalls recently with memory and flash component manufacturers providing these components on a limited allocation basis only. Although we have found additional or replacement sources for hardware components in the past, and believe that we could find additional or replacement sources for our hardware components to address future shortfalls, our operations could be disrupted or negatively affected if we have to add or switch to a replacement vendor, if our component supply is interrupted for an extended period or if the costs of the components increase due to shortages. This could result in loss of customer orders and revenue.

We may be unable to deliver our products and services if manufacturers fail to supply finished product with acceptable quantity, quality and cost.

We rely on third party contract manufacturers for the assembly of all of our security appliance hardware platforms and for the design of certain of our security appliance hardware platforms. Although we believe that we could find a replacement source for these finished products, our operations could be disrupted if we have to add or switch to a replacement manufacturer, particularly if we were required to replace or redesign a hardware platform, or if our finished goods supply is interrupted for an extended period. This could result in loss of customer orders and revenue.

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

If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have eight issued patents and 14 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 58.5% and 54.1% in 2002 and 2003 respectively. Sales to customers outside the United States accounted for 51.0% in the three months ended March 31, 2004. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

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

31

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the three months ended March 31, 2004 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

To our knowledge, there were no significant changes in our internal controls during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Restated Bylaws of the registrant (Exhibit 3.2) (A)

31.1	Section 302 Certification of Steven N. Moore

31.2	Section 302 Certification of Michael E. McConnell

32.1	Certification of Steven N. Moore pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael E. McConnell pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(b)	Reports on Form 8-K

On February 12, 2004, we furnished a current report on Form 8-K to announce its financial results for the fourth quarter and year ended December 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2004

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ Michael E. McConnell
Michael E. McConnell
Senior Vice President, Chief Financial
Officer and Treasurer
(Authorized Officer)
(Principal Financial and Accounting Officer)

WATCHGUARD TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Restated Bylaws of the registrant (Exhibit 3.2) (A)

31.1	Section 302 Certification of Steven N. Moore

31.2	Section 302 Certification of Michael E. McConnell

32.1	Certification of Steven N. Moore pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael E. McConnell pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.