Form 10-Q
period 2004-06-30
WATCHGUARD TECHNOLOGIES INC
filed 2004-08-09
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

33,535,217 shares of WatchGuard common stock were outstanding as of July 30, 2004.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,899	$4,284
Short-term investments	74,890	73,005
Trade accounts receivable, net	6,700	8,093
Inventories, net	3,068	4,540
Prepaid expenses and other current assets	3,924	3,721

Total current assets	92,481	93,643
Property and equipment, net	5,471	4,873
Restricted cash	3,000	3,000
Goodwill	66,605	66,605
Other intangibles, net and other assets	3,562	2,975

Total assets	$171,119	$171,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,676	$4,210
Accrued expenses and other liabilities	6,819	6,212
Short-term accrued restructuring and acquisition costs	2,271	1,703
Short-term deferred revenues	15,675	16,551

Total current liabilities	28,441	28,676
Long-term accrued restructuring costs	4,268	3,820
Long-term deferred revenues	1,072	1,254

Total liabilities	33,781	33,750
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000; shares issued and outstanding: 33,091,787 at December 31, 2003 and 33,534,047 at June 30, 2004	33	34
Additional paid-in capital	267,649	269,746
Deferred stock-based compensation	(25)	(14)
Accumulated other comprehensive loss	(41)	(288)
Accumulated deficit	(130,278)	(132,132)

Total stockholders’ equity	137,338	137,346

Total liabilities and stockholders’ equity	$171,119	$171,096

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Product	$13,132	$16,074	$27,711	$31,068
Service	6,888	6,947	14,118	13,429

Total revenues	20,020	23,021	41,829	44,497
Cost of revenues:
Product	6,066	6,566	11,041	12,963
Service	1,556	1,431	3,031	2,775

Total cost of revenues	7,622	7,997	14,072	15,738

Gross margin	12,398	15,024	27,757	28,759
Operating expenses:
Sales and marketing	8,204	8,300	16,877	16,695
Research and development	5,337	4,708	10,556	9,247
General and administrative	2,016	2,079	3,950	4,331
Stock-based compensation (1)	62	7	183	18
Amortization of other intangible assets acquired	554	243	1,072	487

Total operating expenses	16,173	15,337	32,638	30,778

Operating loss	(3,775)	(313)	(4,881)	(2,019)

Interest income, net:
Interest income	325	298	738	572
Interest expense	(142)	(195)	(292)	(364)

Total interest income, net	183	103	446	208

Loss before income taxes	(3,592)	(210)	(4,435)	(1,811)
Provision for income taxes	8	29	14	43

Net loss	$(3,600)	$(239)	$(4,449)	$(1,854)

Basic and diluted net loss per share	$(0.11)	$(0.01)	$(0.14)	$(0.06)

Shares used in calculation of basic and diluted net loss per share	32,842	33,461	32,791	33,356

(1) Stock-based compensation charges relate to the following expense categories:
Sales and marketing	$5	$2	$17	$4
Research and development	47	4	141	10
General and administrative	10	1	25	4

Total	$62	$7	$183	$18

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2004
Operating activities:

Net loss	$(4,449)	$(1,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	1,419	1,398
Amortization of other intangible assets acquired	1,072	487
Stock-based compensation	183	18
Changes in operating assets and liabilities:
Trade accounts receivable, net	(536)	(1,393)
Inventories, net	(1,182)	(1,472)
Prepaid expenses and other current assets	1,169	203
Other assets	126	100
Accounts payable	961	534
Accrued expenses and other liabilities	773	(607)
Accrued restructuring and acquisition costs	(2,336)	(1,016)
Deferred revenues	(869)	1,058

Net cash used in operating activities	(3,669)	(2,544)

Investing activities:
Purchases of property and equipment	(1,390)	(800)
Proceeds from maturities of marketable securities	80,247	27,600
Purchases of marketable securities	(73,430)	(25,962)

Net cash provided by investing activities	5,427	838

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	805	2,091

Net cash provided by financing activities	805	2,091

Net increase in cash and cash equivalents	2,563	385

Cash and cash equivalents at beginning of period	8,890	3,899

Cash and cash equivalents at end of period	$11,453	$4,284

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect small- to medium-sized enterprises (or SMEs) that use the Internet for electronic commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2003 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2004. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2003 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

WatchGuard generates revenues through sales of its Firebox products, including licenses for related software options, and subscriptions for its LiveSecurity Service, which includes access to technical support, software updates (if and when available), early-warning vulnerability alerts and expert instruction and training. Software license revenues are generated from licensing the rights to use WatchGuard’s products directly to end-users, from sublicense fees from resellers and distributors and from sales of its managed security solution products to Internet service providers and other service providers that utilize WatchGuard’s products to provide managed security services to their customers.

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

The promotional rebates vary by type and term and are earned by customers in accordance with various conditions. WatchGuard accounts for promotional rebates given to customers in accordance with the Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,”

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

which requires that sales incentives given to customers or resellers be accounted for as a reduction of revenue unless a vendor receives a benefit that is identifiable and can be reasonably estimated. WatchGuard accrues allowances for rebates to the potential maximum amount possible unless there are sufficient historical trends which would indicate a lower rate of accrual is appropriate.

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

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three- and six-month periods ended June 30, 2003 and June 30, 2004, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(3,600)	$(239)	$(4,449)	$(1,854)
Unrealized loss on investments	(148)	(348)	(158)	(247)

Comprehensive loss	$(3,748)	$(587)	$(4,607)	$(2,101)

Stock-based Compensation

WatchGuard has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, WatchGuard accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard’s common stock at the date of grant over the stock option exercise price.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss — as reported	$(3,600)	$(239)	$(4,449)	$(1,854)
Add: stock-based compensation, as reported	62	7	183	18
Deduct: stock-based compensation determined under fair-value-based method	(4,441)	(3,426)	(10,290)	(6,278)

Net loss — pro forma	$(7,979)	$(3,658)	$(14,556)	$(8,114)

Net loss per share — as reported	$(0.11)	$(0.01)	$(0.14)	$(0.06)
Net loss per share — pro forma	$(0.24)	$(0.11)	$(0.44)	$(0.24)

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2003	June 30, 2004

Trade accounts receivable	$9,231	$10,677
Reserve for returns and allowances	(2,283)	(2,276)
Allowance for uncollectible accounts	(248)	(308)

	$6,700	$8,093

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2003	June 30, 2004

Finished goods	$2,638	$3,088
Components	1,868	2,566

	4,506	5,654
Inventory allowance	(1,438)	(1,114)

	$3,068	$4,540

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2003	June 30, 2004

Accrued payroll-related liabilities	$2,225	$2,658
Other accrued liabilities	4,594	3,554

	$6,819	$6,212

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2003 and at June 30, 2004, WatchGuard’s restricted cash balance was $3 million in conjunction with this facilities lease.

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

WatchGuard’s estimated product warranty liability was $197,000 and $198,000 at December 31, 2003 and at June 30, 2004, respectively.

NOTE 5 – BUSINESS RESTRUCTURINGS

During 2001 and 2002 WatchGuard implemented two restructuring plans. The costs of those restructuring plans are accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” as they pertain to the restructuring plans initiated in 2001 and 2002.

In July 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement nullified EITF Issue No. 94-3, and generally requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan; however, the provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002, and therefore are not applicable to WatchGuard’s restructuring plans initiated in 2001 and 2002.

At June 30, 2004, the remaining balance of the restructuring liabilities, including short-term and long-term portions, was $5.1 million. No adjustments to the remaining liabilities were required in the six-month period ended June 30, 2004.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2003 and at June 30, 2004 and activity recorded through June 30, 2004 are as follows (in thousands):

	December 31, 2003 Accrued Restructuring Balance	Amounts Paid or Charged	June 30, 2004 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$1,714	$(221)	$1,493

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc. in April 2002, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2003 and at June 30, 2004, and activity recorded through June 30, 2004 are as follows (in thousands):

	December 31, 2003 Accrued Restructuring Balance	Amounts Paid or Charged	June 30, 2004 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$4,021	$(399)	$3,622

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

Words such as “expects,” “believes,” “anticipates,” “intends,” “will,” “shall” and similar words may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in this quarterly report. Other factors besides those described in this quarterly report could also affect actual results. You should carefully consider the factors described in the section entitled “Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in evaluating our forward-looking statements.

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

Our products and services include our integrated, expandable Firebox security solutions that offer firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, anti-virus protection and vulnerability assessment services. Our innovative subscription-based LiveSecurity Service provides our customers with access to expert guidance and support so they can protect their data and communications in a continuously changing environment.

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

Separable intangible assets that do not have indefinite lives are amortized over their useful lives typically ranging between three and five years. In accordance with SFAS 144, these assets are also periodically reviewed for the existence of facts and circumstances, both internal and external, which may suggest potential impairment. The determination of whether these intangible assets are impaired involves significant judgments based on short- and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to continue to develop and ultimately to commercialize the products based on these intangible assets, as well as our projections of future cash flows from these products. Changes in strategy and/or market conditions may result in an impairment charge to our operating expenses, which could have an adverse effect on our results of operations.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Product	65.6%	69.8%	66.2%	69.8%
Service	34.4	30.2	33.8	30.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product	30.3	28.5	26.4	29.1
Service	7.8	6.2	7.2	6.3

Total cost of revenues	38.1	34.7	33.6	35.4

Gross margin	61.9	65.3	66.4	64.6
Operating expenses:
Sales and marketing	41.0	36.1	40.4	37.5
Research and development	26.6	20.5	25.2	20.8
General and administrative	10.1	9.0	9.5	9.7
Stock-based compensation	0.3	0.0	0.4	0.1
Amortization of other intangible assets acquired	2.8	1.1	2.6	1.1

Total operating expenses	80.8	66.7	78.1	69.2

Operating loss	(18.9)	(1.4)	(11.7)	(4.6)
Interest income, net:
Interest income	1.6	1.3	1.8	1.3
Interest expense	(0.7)	(0.8)	(0.7)	(0.8)

Total interest income, net	0.9	0.5	1.1	0.5

Loss before income taxes	(18.0)	(0.9)	(10.6)	(4.1)
Provision for income taxes	0.0	0.1	0.0	0.1

Net loss	(18.0)%	(1.0)%	(10.6)%	(4.2)%

Revenues

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase (Decrease)
	2003	2004		2003	2004
Revenues (in thousands):
Product	$13,132	$16,074	22.4%	$27,711	$31,068	12.1%
Service	6,888	6,947	0.9%	14,118	13,429	(4.9)%

Total	$20,020	$23,021	15.0%	$41,829	$44,497	6.4%

Revenues (as % of total revenues):
Product	65.6%	69.8%		66.2%	69.8%
Service	34.4%	30.2%		33.8%	30.2%

Total	100.0%	100.0%		100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2003	2004		2003	2004
Revenues (in thousands):
Americas	$10,077	$11,178	10.9%	$20,240	$22,190	9.6%
EMEA	7,361	8,411	14.3%	15,611	16,134	3.4%
APAC	2,582	3,432	32.9%	5,978	6,173	3.3%

Total	$20,020	$23,021	15.0%	$41,829	$44,497	6.4%

Revenues (as % of total revenues):
Americas	50.3%	48.6%		48.4%	49.9%
EMEA	36.8%	36.5%		37.3%	36.2%
APAC	12.9%	14.9%		14.3%	13.9%

Total	100.0%	100.0%		100.0%	100.0%

The dollar and percentage increase in product revenues for both the three and six months ended June 30, 2004, as compared to the corresponding periods of 2003, was primarily due to an increase in unit shipments. The shipments increased for all major product lines. The largest impact on revenues was caused by the increase in shipments in the Firebox product line. This increase is primarily related to the introduction of Firebox X products in February 2004. The net increase in shipments for the total Firebox line included a decrease in shipments of Firebox III products, as these products are being replaced by comparable new Firebox X products.

The increase in product revenues for both three and six months ended June 30, 2004 was partially offset by the reductions in selling prices and higher discounts for most of our products. The unfavorable pricing changes are the result of aggressive sales promotions and discounts that were introduced in the second half of 2003 and continued through the first half of 2004 in response to product life-cycle considerations combined with competitive pricing pressure in the mid-tier of our market. In the fourth quarter of 2003, promotional offers were extended on small-business appliances (SOHO) for competitive reasons. These offers were continued in the first half of 2004.

From a regional standpoint, in the three and six months ended June 30, 2004, as compared to the corresponding periods of 2003, revenues increased for both the Americas market and the international markets. For the six months ended June 30, 2004, as compared to the same period of 2003, total revenues from the Americas grew at a higher rate than revenues from the EMEA and APAC markets. For the three months ended June 30, 2004, as compared to the same period of 2003, total APAC revenues grew faster than other regions. APAC revenues were at depressed levels in the first half of 2003, as we were in the early stages of the realignment of our APAC business. APAC revenues grew consecutively for the first two quarters of 2004.

It is too early to determine if recent signs of gradual improvement in information technology spending by businesses and positive sentiment on the economic outlook in the first half of 2004 will continue in the future and can translate into continued increased demand for our products. Given the continuing economic and geopolitical uncertainty and constrained corporate information technology spending, it is difficult to predict revenue levels in future quarters, which may decline or fluctuate more than they have historically.

For the three months ended June 30, 2004, as compared to the same period of 2003, service revenues remained at a comparable level in absolute dollars. For the six months ended June 30, 2004, as compared to the same period of 2003, service revenues declined in absolute dollars. For both the three and six month periods ended June 30, 2004, as compared to the corresponding periods of 2003, service revenues declined as a percentage of total revenues.

The decrease in service revenues of approximately $690,000 for the six months ended June 30, 2004, as compared to the same period of 2003, is primarily due to $600,000 of service revenues in the first quarter of 2003 generated from LiveSecurity services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported. The decline in service revenues is also partially attributable to a reduction of LiveSecurity Service subscription prices for certain products that were implemented in the last quarter of 2003 in response to the competitive market environment.

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

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2003	2004		2003	2004
Cost of revenues (in thousands):
Product	$6,066	$6,566	8.2%	$11,041	$12,963	17.4%
Service	1,556	1,431	(8.0)%	3,031	2,775	(8.4)%

Total	$7,622	$7,997	4.9%	$14,072	$15,738	11.8%

Cost of revenues (as % of total revenues):
Product	30.3%	28.5%		26.4%	29.1%
Service	7.8%	6.2%		7.2%	6.3%

Total	38.1%	34.7%		33.6%	35.4%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	46.2%	40.8%		39.8%	41.7%
Service (as % of service revenues)	22.6%	20.6%		21.5%	20.7%

Gross margin (in thousands):
Product	$7,066	$9,508	34.6%	$16,670	$18,105	8.6%
Service	5,332	5,516	3.5%	11,087	10,654	(3.9)%

Total	$12,398	$15,024	21.2%	$27,757	$28,759	3.6%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	53.8%	59.2%		60.2%	58.3%
Service (as % of service revenues)	77.4%	79.4%		78.5%	79.3%
Total (as % of total revenues)	61.9%	65.3%		66.4%	64.6%

Gross margins are impacted by various factors, including the volume discount level offered to our customers, the cost of our hardware appliances, including components and labor, costs of excess and obsolete inventory, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the mix of product and services sales, which include hardware and software products and service subscriptions, the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and warranty.

The dollar increase in cost of product revenues for the three months ended June 30, 2004, as compared to the same period of 2003, resulted from the following:

•	increased unit volume for all major product lines, with the largest cost increase from the Firebox line as a result of the Firebox X introduction;

•	increased manufacturing costs due to selected stock refurbishing; and

•	increased freight costs.

Those increases were partially offset by a reduction in costs of excess and obsolete inventory. In the second quarter of 2003, we recorded an additional provision for inventory reserves for certain of our products and related components, including our RapidStream “Secured by Check Point” brand product based on the technology obtained in our April 2002 acquisition of RapidStream. Our increased focus on our core market of small- to medium-size enterprises, resulting in a curtailment of further marketing and development of this brand, combined with its historically poor sales performance, led management to reduce future sales projections for this brand in the second quarter of 2003.

Gross product margins in absolute dollars and as a percentage of product revenues for the three months ended June 30, 2004, as compared to the same period of 2003, were positively affected by volume growth and a reduction in costs of excess and obsolete inventory. The costs of obsolete and excess inventory, combined with losses on noncancelable purchase commitments in excess of projected demand, decreased by $740,000 for the three month ended June 30, 2004, as compared to the same period of 2003. Had those costs been excluded from the calculation of product margins, the product margins as a percentage of product revenues would have been approximately 62.5% for the three months ended June 30, 2003 and 61.6% for the three month ended June 30, 2004. The percentage decline in margins prior to inventory reserves is caused by continued competitive pricing in the market place for our products and a slight increase in manufacturing costs.

The dollar increase in cost of product revenues for the six months ended June 30, 2004, as compared to the same period of 2003, resulted from the following:

•	increased volume for all major product lines;

•	increased manufacturing costs due to selected stock upgrades and refurbishing; and

•	increased costs of distribution operations.

As discussed above, due to additional costs of excess and obsolete inventory recorded in the second quarter of 2003, the cost increases in the six months ended June 30, 2004, as compared to the same period of 2003 were partially offset by the reduction in inventory reserves.

Gross product margins in absolute dollars for the six months ended June 30, 2004, as compared to the same period of 2003, were positively affected by the unit volume growth; however percentage product margins declined as a result of continued competitive pricing pressure and manufacturing cost increases.

Cost of service revenues includes the costs of our technical support organization and costs associated with our LiveSecurity Service.

Cost of service revenues declined in absolute dollars and as a percentage of related revenues for the three and six months ended June 30, 2004, as compared to the corresponding periods of 2003, resulting in a corresponding increase in service gross margins as a percentage of related revenues. The dollar decrease in service costs is the result of cost savings achieved after transitioning first-level customer support services to a lower-cost third-party provider in the fourth quarter of 2003.

Service gross margins declined in absolute dollars for the six months ended June 30, 2004, as compared to the same period of 2003, despite the percentage margin improvement. This decline in dollar service margin is primarily attributable to $600,000 of service revenue that was recognized in the first quarter of 2003, without significant additional costs, from our license compliance initiative, discussed above in conjunction with service revenues.

Forecasting future gross margins is difficult, as our gross margins could be adversely affected in the future by heightened sales price competition, increased material costs, key component shortages and excess and obsolete inventory charges. Our margins could also be negatively affected by continued economic uncertainty, which could result in downward pressure on the prices of technology-based products.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Percentage Increase	Six Months Ended June 30,		Percentage Decrease
	2003	2004		2003	2004
Sales and marketing expenses (in thousands)	$8,204	$8,300	1.2%	$16,877	$16,695	(1.1)%
Sales and marketing expenses (as % of total revenues)	41.0%	36.1%		40.4%	37.5%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demo units.

The slight increase in sales and marketing expenses in absolute dollars for the three months ended June 30, 2004, as compared to the same period of 2003, was primarily due to the following:

•	a $550,000 increase in compensation related costs, travel costs and sales offices support costs, primarily due to increases in revenue-based commissions and to the increase in APAC regional sales headcount; and

•	a $140,000 increase in information technology support costs for marketing and sales departments due to consolidation of our customer-facing applications and databases and their migration onto more scalable and extensible application platforms.

These larger increases were mostly offset by decreases in our variable marketing programs, especially in relation to demand generation, public relations and trade show activities, including the reductions in international marketing programs, as we lowered our discretionary spending and refocused on core strategic areas.

The decline in sales and marketing expenses in absolute dollars for the six months ended June 30, 2004, as compared to the same period of 2003, is related primarily to a $520,000 reduction in our variable marketing programs, mostly achieved in the second quarter of 2004 and discussed above. Those costs reductions were partially offset by the increase in information technology costs in support of sales-related customer relations management applications.

Sales and marketing expenses declined as a percentage of revenue for the three and six months ended June 30, 2004, as compared to the corresponding periods of 2003, as we focused on improving the productivity of our sales channels and the efficiency of our marketing campaigns.

Research and Development

	Three Months Ended June 30,		Percentage Decrease	Six Months Ended June 30,		Percentage Decrease
	2003	2004		2003	2004
Research and development expenses (in thousands)	$5,337	$4,708	(11.8)%	$10,556	$9,247	(12.4)%
Research and development expenses (as % of total revenues)	26.6%	20.5%		25.2%	20.8%

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

Research and development expenses decreased in both absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2004, as compared to the corresponding periods of 2003, primarily due to the following:

•	Outsourced development and certification costs declined by $460,000 for the three months ended June 30. 2004 and by $910,000 for the six months ended June 30, 2004, primarily due to higher costs incurred in those areas in the first three and six months of 2003 in connection with the evaluation for certification for the Firebox Vclass product line and in connection with product integration effort, as a result of addition of technology obtained in the 2002 RapidStream acquisition.

•	Depreciation expenses and costs of information technology in support of research and development declined by $150,000 for the three months ended June 30, 2004 and by $310,000 for the six months ended June 30, 2004 due primarily to cost containment for research and development capital expenditures in 2002 and 2003 and the expiration of depreciation on earlier purchases.

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

General and Administrative

	Three Months Ended June 30,		Percentage Increase	Six Months Ended June 30,		Percentage Increase
	2003	2004		2003	2004
General and administrative expenses (in thousands)	$2,016	$2,079	3.1%	$3,950	$4,331	9.6%
General and administrative expenses (as % of total revenues)	10.1%	9.0%		9.5%	9.7%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased in absolute dollars for the three and six months ended June 30, 2004, as compared to the corresponding periods of 2003. The dollar increase in general and administrative expenses resulted primarily from an increases of $230,000 for the three months and of $320,000 for the six months ended June 30, 2004, as compared to the corresponding periods of 2003, in legal and accounting fees as a result of enhanced regulatory and corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002. For the three months ended June 30, 2004, as compared to the same period of 2003, this increase was partially offset by a reduction in incentive compensation. For the six months ended June 30, 2004, as compared to the same period of 2003, the increase in general and administrative expenses was also caused by additional provision for bad debt made in 2004 for a particular domestic distributor as a result of bankruptcy proceedings. In the future, we expect to continue incurring additional expenses in connection with enhanced regulatory and corporate governance requirements

Operating Expenses Outlook

In the near term, we expect our overall operating expenses that consist primarily of sales and marketing, research and development and general and administrative expenses, in absolute dollar terms, to remain relatively comparable to the levels incurred in the second quarter of 2004. In the future, we anticipate the need to increase our operating expenses to grow revenues and increase our market share. Our actual operating expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Stock-Based Compensation

	Three Months Ended June 30,		Percentage Decrease	Six Months Ended June 30,		Percentage Decrease
	2003	2004		2003	2004
Total amortization of stock-based compensation (in thousands)	$62	$7	(88.7)%	$183	$18	(90.2)%

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

Amortization of Other Intangible Assets Acquired

Amortization of other intangible assets acquired in the three and six months ended June 30, 2004 consisted of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology will be amortized in full by March 31, 2007. In the same periods of 2003, the amortization additionally included the amortization of capitalized technology related to our acquisition of Qiave in 2000. The Qiave technology was fully amortized by the end of 2003.

We are amortizing the intangible assets on a straight-line basis over the useful life of five years. The amortization expense decreased from $554,000 for the three months ended June 30, 2003 to $243,000 for the three months ended June 30, 2004. The amortization expense decreased from $1.1 million for the six months ended June 30, 2003 to $487,000 for the six months ended June 30, 2004.

The decrease in the amortization expense for the three and six months ended June 30, 2004, as compared to the same periods of 2003, resulted primarily from the reduction of the amortizable basis of technology obtained in the 2002 RapidStream acquisition and the completion of the amortization of technology obtained in the 2000 acquisition of Qiave.

The technology underlying the RapidStream “Secured by Check Point” product brand was determined to be impaired in the second half of 2003 and we therefore recorded an impairment charge of $3.5 million for the remaining book value of this intangible asset. Our increased focus on the SME market, resulting in a significant reduction in our sales, marketing and development efforts in support of this brand, together with the historically poor performance of this brand, led management to reduce the future sales projections for the brand and later to exit the market segment served by this product.

Interest Income and Interest Expense

Interest income is generated primarily from our short-term investments. Interest income decreased from $325,000 for the three months ended June 30, 2003 to $298,000 for the three months ended June 30, 2004 and from $738,000 for the six months ended June 30, 2003 to $572,000 for the six months ended June 30, 2004. The decrease was caused by both a decrease in the average balance invested and a decline in the average rates of return.

Interest expense primarily represents financing costs incurred due to term discounts taken by our customers. Interest expense increased from $142,000 for the three months ended June 30, 2003 to $195,000 for the three months ended June 30, 2004 and from $292,000 for the six months ended June 30, 2003 to $364,000 for the six months ended June 30, 2004. These increases are caused by the corresponding increases in revenues generated in the same periods.

Income Taxes

Income tax expense was $8,000 in the three months ended June 30, 2003 and $29,000 in the three months ended June 30, 2004. Income tax expense was $14,000 in the six months ended June 30, 2003 and $43,000 in the six months ended June 30, 2004. Income tax primarily relates to our provision for foreign income taxes associated with our international operations. We have experienced losses since inception, resulting in a net operating loss carry forward position for federal income tax purposes of approximately $198 million as of June 30, 2004. These carryforwards, if not utilized, will begin to expire in 2011, and may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, approximately $105 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized through equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carry forwards.

Liquidity and Capital Resources

At June 30, 2004, we had $77.3 million in cash, cash equivalents and short-term investments, which was invested primarily in high-quality money market accounts and marketable securities. Our working capital at June 30, 2004 was $65.0 million.

Operating Activities

Our operating activities resulted in net cash outflows of $3.7 million for the six months ended June 30, 2003 and $2.5 million for the six months ended June 30, 2004. The operating cash outflows for the six months ended June 30, 2003 resulted primarily from net losses. The operating cash outflows for the six months ended June 30, 2004 resulted primarily from the increases in net working capital, apart from cash and investments.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in operating assets and liabilities, as presented below (in thousands):

	Six Months Ended June 30,
	2003	2004
Net loss	$(4,449)	$(1,854)
Add: noncash expenses	2,674	1,903
Add: changes in operating assets and liabilities	(1,894)	(2,593)

Net cash used in operating activities	$(3,669)	$(2,544)

Noncash expenses are associated with the amortization and impairment of other intangible assets acquired, depreciation and amortization of property and equipment, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by us.

Changes in operating assets and liabilities reflect primarily changes in working capital components of the balance sheet apart from cash and short-term investments, and also changes in long-term deferred revenues and long-term restructuring liabilities with larger fluctuations within some of them, as described below.

Trade Accounts Receivable, Net increased from $6.7 million at December 31, 2003 to $8.1 million at June 31, 2004, primarily reflecting higher total revenues in the first six months of 2004, as compared to the same period of 2003. Days sales outstanding, or DSOs, calculated on a quarterly basis, increased from 31 days at December 31, 2003 to 32 days at June 30, 2004. DSOs are affected by:

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

Net Inventories increased from $3.1 million at December 31, 2003 to $4.5 million at June 30, 2004, as we had to build up our safety stock in response to the growth in shipments of Firebox X launched in February 2004 as well as in response to the increased sales volumes of SOHO in the second quarter of 2004.

Total Accrued Restructuring and Acquisition Costs decreased from $6.5 million at December 31, 2003 to $5.5 million at June 30, 2004, due to the ongoing payment of rents on abandoned facilities.

Total Deferred Revenues increased from $16.7 million at December 31, 2003 to $17.8 million at June 30, 2004. The increase in deferred revenues is attributed primarily to the increase in LiveSecutiry subscription renewals on a growing installed customer base.

Investing Activities

Cash provided by investing activities was $5.4 million for the six months ended June 30, 2003, compared to $838,000 for the six months ended June 30, 2004. In both periods, these activities are primarily related to changes in short-term investments, offset by capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $805,000 for the six months ended June 30, 2003 and $2.1 million for the six months ended June 30, 2004. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are not cancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010. We have the option to extend this lease for an additional five-year term. We also lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We lease facilities in Aliso Viejo, San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2004 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, in Aliso Viejo and San Jose, California, and Waltham, Massachusetts, are partially subleased to tenants, with sublease terms that expire between 2004 and 2010. We also have several operating leases for computer equipment. WatchGuard is a party to several noncancelable and nonrefundable agreements to purchase inventory.

Our contractual commitments at June 30, 2004 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $1.7 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Payment due by period
		Before			After
	Total	December 31, 2004	December 31, 2006	December 31, 2008	December 31, 2008
Operating lease obligations	$18,910	$2,016	$5,797	$5,910	$5,187
Inventory purchase obligations	2,922	2,922	—	—	—

Total	$21,832	$4,938	$5,797	$5,910	$5,187

In addition, we have contractual agreements with some of our distributors to reimburse them for advertising and other marketing activities that they may incur to promote our products, contingent on performance of those activities in the future. At June 30, 2004, the total amount of those agreements was $1.4 million.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS, AND OUR STOCK PRICE

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of June 30, 2004, we had an accumulated deficit of approximately $132 million. Although our revenues have increased each year since we began operations, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases, we may not achieve or sustain profitability in future periods or we may not be able to continue to grow our revenues at all. We expect that over time we will have to increase our operating expenses in connection with:

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to, those associated with the costs of excess and obsolete inventory, which may increase above current estimates, if our revenues fall below our sales forecasts, costs of our 2001 and 2002 restructuring, impairment analysis of the intangible assets obtained in our 2002 acquisition of RapidStream, as well as goodwill relating to the acquisitions of BeadleNet, Qiave and RapidStream. Although we do not anticipate further significant adjustments to our 2001 and 2002 restructuring in addition to the $1 million charge we recorded in the fourth quarter of 2003, the actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for our excess facilities or if there are further changes in the real estate market where excess facilities are located. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

If potential customers do not accept our Firebox products and the related LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and the related LiveSecurity Service, including subscription fees, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, VARs and ISPs and other managed service providers, to obtain and retain customers. Some of our Firebox products, particularly our key Firebox X line of products, however, are relatively new and unproven. The Firebox X line of products has only been available since February 2004. The Firebox X line of products, which replace a product line that represented a majority of our revenues, also represent a new approach to providing security to the SME in that they are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product. In the second half of 2004, we are planning to introduce a new line of integrated and scalable security appliances that is targeted at the lower-end of the SME market and is intended to augment our existing SOHO security products. While we believe we are prepared to educate and train our customers on our new product line, there is a risk that we will be unsuccessful in marketing and selling this new product line or that the introduction of this product line could cause customers to delay purchases of both the current SOHO product line and the new product line, which could adversely affect our revenues. In addition, if sales of our Firebox products do not meet expectations, we may have excess inventory of products or components and such excess inventory would have a negative impact on our operating results.

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

If we are unable to compete successfully in the highly competitive market for Internet security products and services for any reason, including because current or potential competitors gain competitive advantage through partnering or acquisition, our business will fail.

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

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the recent introduction of our Firebox X line of products, which replaced the Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, the Firebox III and then later the Firebox X, security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $4.6 million in 2002 and $7.3 million in 2003 or 5.7% and 8.4% of total revenues before returns and allowances. The provision for returns and allowances was $4.0 million, or 8.2% of total revenues before returns and allowances in the six months ended June 30, 2004. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product line, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

Customer demand, competitive pressure and rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to introduce new or improved products and services timely and successfully.

To succeed, we must continually change and improve our products, and add new products and services, in response to changes in customer demand, competitive pressure, rapid technological developments and changes in operating systems, Internet access and communications, application and networking software, computer and communications hardware, programming tools, computer language technology and hacker techniques. We may be unable to successfully and timely develop and introduce these new or improved products and services or achieve and maintain market acceptance for new or improved products and services we develop and introduce.

The development and introduction of new, technologically advanced Internet security products and services is a complex and uncertain process that requires great innovation, the ability to anticipate technological and market trends and the ability to obtain required domestic and foreign governmental and regulatory certifications. Because Internet security technology is complex and often contains encryption technology, it can require long development, testing and certification periods.

Releasing new or improved products and services prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past, we have experienced delays in the scheduled or expected introduction of new and improved products and services, and we may experience delays, or be unable to introduce an expected new or improved product or service at all, in the future. When we do introduce new or enhanced products and services, we may be unable to successfully manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand. In the past, when we have introduced new or improved products or services, we have experienced issues with the transitions that had an adverse effect on our operating results. These have included, but were not limited to, issues such as excess inventories of products that were replaced as customer demand for those product decreased, shortages of new product due to manufacturing and delivery issues that prevented us from delivering enough new product to meet demand and offset to the extent expected the loss of sales from the products that were replaced and lower than expected initial sales of new or improved products as our sales personnel and channels adapted to selling the new or improved products or services.

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

If we do not retain our key employees, if changes to the management team cause disruption or if new management team members fail to perform, our ability to formulate and execute our business strategy will be impaired.

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management team recently, including the addition of a new chief executive officer and interim chief financial officer. If these changes cause disruption within our organization or with our channels or customers, do not positively affect our ability to formulate and execute our business strategy, or otherwise have a negative impact on our operations, our business and operating results could be adversely affected.

Because many potential customers do not fully understand or remain unaware of the need for comprehensive and up-to-date Internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for comprehensive and up-to-date Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased comprehensive Internet security solutions and kept such security up-to-date. Also, there is a perception that comprehensive Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for comprehensive and up-to-date Internet security and we can convince our potential customers of our ability to provide this security in an integrated, cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for comprehensive and up-to-date Internet security and the benefits of our products and services, our efforts may be unsuccessful.

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

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies in a timely fashion or at all could adversely affect our international and domestic sales. The United States and various other countries have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could result in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the U.S. and international Internet security markets.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet.

If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have eleven issued patents and 12 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 58.5% and 54.1% in 2002 and 2003 respectively. Sales to customers outside the United States accounted for 52.4% in the six months ended June 30, 2004. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the six months ended June 30, 2004 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

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

There were no changes in our internal controls during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 3, 2004, stockholders representing a total of 30,633,700 shares of common stock (representing 91.69% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum, and voted to:

(1)	Elect three Class 1 directors, each to hold office until the third annual meeting of stockholders following his election and until his successor is elected and qualified.

	For	Withheld
Michael R. Hallman	30,102,257	531,443
Richard A. LeFaivre, Ph.D.	29,476,487	1,157,213
William J. Schroeder	29,478,456	1,155,244

(2)	Ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004.

For	30,130,229
Against	417,409
Abstain	86,062

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant

10.1	Offer Letter dated June 30, 2004 from the registrant to Edward J. Borey

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of James A. Richman

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James A. Richman pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(b)	Reports on Form 8-K

On April 22, 2004, we furnished a Current Report on Form 8-K announcing our financial results for the quarter ended March 31, 2004.

On July 1, 2004, we filed a Current Report on Form 8-K announcing the appointment of Edward J. Borey as our Chairman, President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2004

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/James A. Richman
James A. Richman
Chief Financial Officer
(Authorized Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant

10.1	Offer Letter dated June 30, 2004 from the registrant to Edward J. Borey

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of James A. Richman

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James A. Richman pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.