Form 10-Q
period 2004-09-30
WATCHGUARD TECHNOLOGIES INC
filed 2004-11-09
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
September 30, 2004	000-26819

WATCHGUARD TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1712427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

33,658,118 shares of WatchGuard common stock were outstanding as of October 27, 2004.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,899	$2,975
Short-term investments	74,890	74,005
Trade accounts receivable, net	6,700	8,647
Inventories, net	3,068	3,179
Prepaid expenses and other current assets	3,924	3,289

Total current assets	92,481	92,095
Property and equipment, net	5,471	4,886
Restricted cash	3,000	3,000
Goodwill	66,605	66,605
Other intangibles, net and other assets	3,562	2,732

Total assets	$171,119	$169,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,676	$3,008
Accrued expenses and other liabilities	6,819	6,731
Short-term accrued restructuring and acquisition costs	2,271	1,622
Short-term deferred revenues	15,675	16,028

Total current liabilities	28,441	27,389
Long-term accrued restructuring costs	4,268	3,780
Long-term deferred revenues	1,072	1,402

Total liabilities	33,781	32,571

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000; shares issued and outstanding: 33,091,787 at December 31, 2003 and 33,653,583 at September 30, 2004	33	34
Additional paid-in capital	267,649	270,223
Deferred stock-based compensation	(25)	(6)
Accumulated other comprehensive loss	(41)	(168)
Accumulated deficit	(130,278)	(133,336)

Total stockholders’ equity	137,338	136,747

Total liabilities and stockholders’ equity	$171,119	$169,318

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Product	$12,048	$14,147	$39,759	$45,215
Service	6,554	7,136	20,672	20,565

Total revenues	18,602	21,283	60,431	65,780
Cost of revenues:
Product	5,848	6,379	16,889	19,342
Service	1,707	1,390	4,738	4,165

Total cost of revenues	7,555	7,769	21,627	23,507

Gross margin	11,047	13,514	38,804	42,273
Operating expenses:
Sales and marketing	7,285	7,740	24,162	24,435
Research and development	5,323	4,403	15,879	13,650
General and administrative	1,940	2,055	5,890	6386
Stock-based compensation (1)	26	—	209	18
Amortization of other intangible assets acquired	553	243	1,625	730
Impairment of other intangible assets acquired	3,300	—	3,300	—
Restructuring charges	—	400	—	400

Total operating expenses	18,427	14,841	51,065	45,619

Operating loss	(7,380)	(1,327)	(12,261)	(3,346)
Interest income, net:
Interest income	276	322	1,014	894
Interest expense	(154)	(176)	(446)	(540)

Total interest income, net	122	146	568	354

Loss before income taxes	(7,258)	(1,181)	(11,693)	(2,992)
Provision for income taxes	10	23	24	66

Net loss)	$(7,268)	$(1,204)	$(11,717)	$(3,058)

Basic and diluted net loss per share	$(0.22)	$(0.04)	$(0.36)	$(0.09)

Shares used in calculation of basic and diluted net loss per share	32,907	33,575	32,830	33,430

(1) Stock-based compensation charges relate to the following expense categories:

Sales and marketing	$4	$—	$21	$4
Research and development	15	(1)	156	9
General and administrative	7	1	32	5

Total	$26	$—	$209	$18

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating activities:
Net loss	$(11,717)	$(3,058)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	2,146	1,986
Amortization of other intangible assets acquired	1,625	730
Impairment of other intangible assets acquired	3,300	—
Stock-based compensation	209	18

Changes in operating assets and liabilities:
Trade accounts receivable, net	2,716	(1,947)
Inventories, net	73	(111)
Prepaid expenses and other current assets	605	635
Other assets	130	100
Accounts payable	77	(668)
Accrued expenses and other liabilities	(506)	(88)
Accrued restructuring and acquisition costs	(2,917)	(1,137)
Deferred revenues	(1,376)	683

Net cash used in operating activities	(5,635)	(2,857)

Investing activities:
Purchases of property and equipment	(1,540)	(1,401)
Proceeds from maturities of marketable securities	101,852	33,030
Proceeds from sales of marketable securities	1,819	—
Purchases of marketable securities	(99,905)	(32,272)

Net cash provided by (used in) investing activities	2,226	(643)

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	1,250	2,576

Net cash provided by financing activities	1,250	2,576

Net decrease in cash and cash equivalents	(2,159)	(924)
Cash and cash equivalents at beginning of period	8,890	3,899

Cash and cash equivalents at end of period	$6,731	$2,975

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect small-to medium-sized enterprises (or SMEs) that use the Internet for electronic commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, which include the December 31, 2003 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2004. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2003 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 15, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

WatchGuard generates revenues through sales of its Firebox products, including licenses and subscriptions for related software options and services, and subscriptions for its LiveSecurity Service, which includes access to technical support, software updates (if and when available), early-warning vulnerability alerts and expert instruction and training. Software license revenues are generated from licensing the rights to use WatchGuard’s products directly to end-users, from sublicense fees from resellers and distributors and from sales of its managed security solution products to Internet service providers and other service providers that utilize WatchGuard’s products to provide managed security services to their customers.

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

Comprehensive Loss

WatchGuard’s investments consist of corporate and government debt securities, are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three- and nine-month periods ended September 30, 2003 and September 30, 2004, there were no material realized gains or losses on securities available-for-sale. All such investments mature within two years, with the weighted average life of the investment portfolio being approximately one year. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss	$(7,268)	$(1,204)	$(11,717)	$(3,058)
Unrealized gain (loss) on investments	(94)	120	(252)	(127)

Comprehensive loss	$(7,362)	$(1,084)	$(11,969)	$(3,185)

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss — as reported	$(7,268)	$(1,204)	$(11,717)	$(3,058)
Add: stock-based compensation, as reported	26	—	209	18
Deduct: stock-based compensation determined under fair-value-based method	(3,173)	(3,368)	(13,463)	(9,646)

Net loss — pro forma	$(10,415)	$(4,572)	$(24,971)	$(12,686)

Net loss per share — as reported	$(0.22)	$(0.04)	$(0.36)	$(0.09)
Net loss per share — pro forma	$(0.32)	$(0.14)	$(0.76)	$(0.38)

Goodwill

Pursuant to SFAS 142, we test purchased goodwill for impairment at least annually. Application of the goodwill impairment test may require judgments, including those inherent in the determination of fair value of the reporting unit in which the goodwill resides and the resulting determination of the implicit value of the goodwill. Significant judgments required to estimate the fair value include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. We are currently in the process of performing our annual impairment analysis and expect to complete our analysis before year-end, and, should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2004, as impairment losses are charged to earnings in the period in which they are identified.

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation.

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Trade accounts receivable	$9,231	$10,684
Reserve for returns and allowances	(2,283)	(1,729)
Allowance for uncollectible accounts	(248)	(308)

	$6,700	$8,647

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Finished goods	$2,638	$3,234
Components	1,868	1,385

	4,506	4,619
Inventory allowance	(1,438)	(1,440)

	$3,068	$3,179

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2003	September 30, 2004
Accrued payroll-related liabilities	$2,225	$2,248
Other accrued liabilities	4,594	4,483

	$6,819	$6,731

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2003 and at September 30, 2004, WatchGuard’s restricted cash balance was $3 million in conjunction with this facilities lease.

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

WatchGuard’s estimated product warranty liability was $197,000 and $300,000 at December 31, 2003 and at September 30, 2004, respectively.

NOTE 5 – BUSINESS RESTRUCTURINGS

During 2001 and 2002, WatchGuard implemented two restructuring plans. The costs of those restructuring plans are accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” as they pertain to the restructuring plans initiated in 2001 and 2002.

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

At September 30, 2004, the remaining balance of the restructuring liabilities, including short-term and long-term portions, was $5.3 million. Additional charges of $400,000 related to those restructuring plans were recorded in the three months ended September 30 2004, due to the revision of estimated proceeds from the sublease of excess facilities, as the real estate market has remained depressed longer than originally expected.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2003 and at September 30, 2004 and activity recorded through September 30, 2004 are as follows (in thousands):

	December 31, 2003 Accrued Restructuring Balance	Additional Restructuring Charges in 2004	Amounts Paid or Charged	September 30, 2004 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$1,714	$247	$(293)	$1,668

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc. in April 2002, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2003 and at September 30, 2004, and activity recorded through September 30, 2004 are as follows (in thousands):

	December 31, 2003 Accrued Restructuring Balance	Additional Restructuring Charges in 2004	Amounts Paid or Charged	September 30, 2004 Accrued Restructuring Balance
Accrued liabilities related to abandoned facilities	$4,021	$153	$(588)	$3,586

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

Words such as “expects,” “believes,” “anticipates,” “intends”, “will”, “shall” and similar words may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in this quarterly report. Other factors besides those described in this quarterly report could also affect actual results. You should carefully consider the factors described in the section entitled “Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in evaluating our forward-looking statements.

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

Since January 2003, we have continued to invest heavily in the development of our products as follows:

•	In March 2003, we introduced the Firebox S6 and Firebox S6tcVPN firewall and VPN network security appliances for small businesses, remote offices and telecommuters, which were fully localized for the Japanese market.

•	In March 2003, we introduced the Firebox V60L, an addition to our line of Firebox Vclass security appliances. The new product is designed to provide mid-size enterprises with firewall/VPN performance and scalability superior to other solutions in the same price range.

•	In March 2003, we introduced the Firebox 500, an addition to our Firebox III family of sophisticated, easy-to-manage security solutions for SMEs. The new product is a hardened firewall appliance for small businesses requiring perimeter security, mobile user VPN support and Web content control.

•	In March 2003, we introduced the Firebox V200, which extends our line of high-performance Firebox Vclass security solutions. The new product is designed to eliminate the need for multiple appliances in environments requiring multi-gigabit throughput, thereby providing a cost-effective, easy-to-implement solution for distributed enterprises and service providers.

•	In June 2003, we introduced the SOHO 6 Wireless product line, designed to provide a complete, robust wireless and scalable wired security solution in a single firewall/VPN appliance for small businesses, remote offices and telecommuters.

•	In September 2003, we introduced our AuditScan network vulnerability assessment service, as an option to WatchGuard customers, available beginning in the fourth quarter of 2003 through the LiveSecurity Service subscription. AuditScan service has been developed in partnership with Qualys, Inc., a leading Web service provider of network security audits and vulnerability management, and is designed to enable organizations to perform independent network security audits quickly, easily and cost effectively.

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

•	In August 2004, we extended the Firebox X family of integrated, upgradeable security appliances to address the needs of remote offices, telecommuters and small businesses with the launch of the Firebox X Edge line, designed to provide commercial-class security at the furthest points of the network at an affordable price point.

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

Pursuant to SFAS 142, we test purchased goodwill for impairment at least annually. Application of the goodwill impairment test may require judgments, including those inherent in the determination of fair value of the reporting unit in which the goodwill resides and the resulting determination of the implicit value of the goodwill. Significant judgments required to estimate the fair value include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. We are currently in the process of performing our annual impairment analysis and expect to complete our analysis before year-end. Because our market capitalization has dropped below our book value at various points in time since the beginning of the fourth quarter, we may be required to conduct a more detailed impairment analysis than in prior years. Should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2004, as impairment losses are charged to earnings in the period in which they are identified.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Product	64.8%	66.5%	65.8%	68.7%
Service	35.2	33.5	34.2	31.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product	31.4	30.0	28.0	29.4
Service	9.2	6.5	7.8	6.3

Total cost of revenues	40.6	36.5	35.8	35.7

Gross margin	59.4	63.5	64.2	64.3
Operating expenses:
Sales and marketing	39.2	36.4	40.0	37.2
Research and development	28.7	20.7	26.3	20.8
General and administrative	10.4	9.7	9.7	9.7
Stock-based compensation	0.1	0.0	0.3	0.0
Amortization of other intangible assets acquired	3.0	1.1	2.7	1.1
Impairment of other intangible assets acquired	17.7	—	5.5	—
Restructuring charges	—	1.9		0.6

Total operating expenses	99.1	69.8	84.5	69.4

Operating loss	(39.7)	(6.3)	(20.3)	(5.1)
Interest income, net:
Interest income	1.5	1.5	1.6	1.4
Interest expense	(0.8)	(0.8)	(0.7)	(0.8)

Total interest income, net	0.7	0.7	0.9	0.6

Loss before income taxes	(39.0)	(5.6)	(19.4)	(4.5)
Provision for income taxes	0.1	0.1	0.0	0.1

Net loss	(39.1)%	(5.7)%	(19.4)%	(4.6)%

Revenues

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase (Decrease)
	2003	2004		2003	2004
Revenues (in thousands):
Product	$12,048	$14,147	17.4%	$39,759	$45,215	13.7%
Service	6,554	7,136	8.9%	20,672	20,565	(0.5)%

Total	$18,602	$21,283	14.4%	$60,431	$65,780	8.9%

Revenues (as % of total revenues):
Product	64.8%	66.5%		65.8%	68.7%
Service	35.2%	33.5%		34.2%	31.3%

Total	100.0%	100.0%		100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2003	2004		2003	2004
Revenues (in thousands):
Americas	$9,818	$10,368	5.6%	$30,058	$32,558	8.3%
EMEA	6,394	8,195	28.2%	22,005	24,329	10.6%
APAC	2,390	2,720	13.8%	8,368	8,893	6.3%

Total	$18,602	$21,283	14.4%	$60,431	$65,780	8.9%

Revenues (as % of total revenues):
Americas	52.8%	48.7%		49.7%	49.5%
EMEA	34.4%	38.5%		36.4%	37.0%
APAC	12.8%	12.8%		13.9%	13.5%

Total	100.0%	100.0%		100.0%	100.0%

The dollar and percentage increase in product revenues for both the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, was primarily due to an increase in unit shipments. The largest impact on revenues was caused by the increase in shipments in the Firebox product line. This increase is primarily related to the introduction of Firebox X products in February 2004. The net increase in shipments for the total Firebox line included a decrease in shipments of Firebox III products, as these products are being replaced by comparable new Firebox X products.

The increase in product revenues for both three and nine months periods ended September 30, 2004 was also due to the introduction of our new Firebox X Edge product line in August of 2004. The increase in revenues from sales of small business appliances due to the EDGE introduction in August of 2004 was partially offset by the declines in shipments and increased discounts in the SOHO product line in three months ended September 30, 2004 as compared to the same period of 2003. SOHO shipments for the nine months ended September 30, 2004 increased as compared to same period of 2003, larger discounts on this product in 2004, however, resulted in lower SOHO revenues.

From a regional standpoint, in the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, revenues increased for both the Americas market and the international markets. Revenues from EMEA region increased at a higher rate than revenues for Americas and APAC markets for both the three and nine months ended September 30, 2004 as compared to the corresponding periods of 2003.

Given the continuing economic and geopolitical uncertainty and constrained corporate information technology spending, it is difficult to predict revenue levels in future quarters, which may decline or fluctuate more than they have historically.

We recognize revenue from a majority of our channel customers when we sell product to them (the “sell-in” method) rather than when they in turn sell the product to their end customers (the “sell-through” method). As a result of new initiatives that are currently being developed we plan to convert certain of our channel customers in North America and Europe from a sell-in method of revenue recognition to a sell-through method of revenue recognition in the first quarter of 2005. We believe this will give us the flexibility in the market place to be more responsive, effective and efficient with our channel partners. When converting a channel customer from a sell-in to sell-through method of revenue recognition, revenue can no longer be recognized for product sold to the channel customer and revenue from products already in that channel customer’s inventory (and for which revenue was already recognized by WatchGuard) may not be recognized. No revenue can therefore be recognized from a converted channel customer until the inventory existing at the time of the conversion is sold through to end customers. Based on current channel inventory levels, we expect that this conversion will have a $2 million to $4 million adverse effect on our revenues reported for the quarter or quarters in which we convert these channel customers. If channel inventory levels are higher at the time of the conversion, or we decide to convert additional channel customers, the negative effect on that quarter, or any subsequent quarter in which we convert a channel customer, could be greater than expected. In addition, to recognize revenue on a sell-through basis from a channel customer, we will need to establish that we can obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers of that channel customer. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results could be harmed.

For the three months ended September 30, 2004, as compared to the same period of 2003, service revenues increased in absolute dollars. For the nine months ended September 30, 2004, as compared to the same period of 2003, service revenues declined in absolute dollars. For both the three and nine month periods ended September 30, 2004, as compared to the corresponding periods of 2003, service revenues declined as a percentage of total revenues.

The increase in service revenues for the three months ended September 30, 2004, as compared to the same period of 2003, is due to a greater number of live security renewals, and an increase in product volumes, in the comparable preceding quarters.

The decrease in service revenues for the nine months ended September 30, 2004, as compared to the same period of 2003, is primarily due to $600,000 of service revenues in the first quarter of 2003 generated from LiveSecurity services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported. The decline in service revenues as a percentage of total revenues is partially attributable to a reduction of LiveSecurity Service subscription prices for certain products that were implemented in the last quarter of 2003 in response to the competitive market environment.

Service revenues recognized from initial service subscription fees are generally related to product shipments in preceding quarters, while revenues recognized from service renewals depend on the existing customer base. A decline in product shipments will result in lower initial LiveSecurity Service subscriptions bundled with the products, while an increase in our installed customer base, even from declining product shipments, will increase the number of customers with the opportunity to renew their LiveSecurity Service subscriptions. As a result, it is difficult to predict future service revenue levels.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2003	2004		2003	2004
Cost of revenues (in thousands):
Product	$5,848	$6,379	9.1%	$16,889	$19,342	14.5%
Service	1,707	1,390	(18.6)%	4,738	4,165	(12.1)%

Total	$7,555	$7,769	2.8%	$21,627	$23,507	8.7%

Cost of revenues (as % of total revenues):
Product	31.4%	30.0%		28.0%	29.4%
Service	9.2%	6.5%		7.8%	6.3%

Total	40.6%	36.5%		35.8%	35.7%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	48.5%	45.1%		42.5%	42.8%
Service (as % of service revenues)	26.0%	19.5%		22.9%	20.3%

Gross margin (in thousands):
Product	$6,200	$7,768	25.3%	$22,870	$25,873	13.1%
Service	4,847	5,746	18.5%	15,934	16,400	2.9%

Total	$11,047	$13,514	22.3%	$38,804	$42,273	8.9%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	51.5%	54.9%		57.5%	57.2%
Service (as % of service revenues)	74.0%	80.5%		77.1%	79.7%
Total (as % of total revenues)	59.4%	63.5%		64.2%	64.2%

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

The dollar increase in cost of product revenues for the three months ended September 30, 2004, as compared to the same period of 2003, resulted primarily from the increase in unit volumes. Costs increased particularly due to larger unit volumes for Firebox product lines, as a result of the Firebox X introduction in February of 2004 and due to the increase in volume of small business appliances, due to the introduction of the Firebox X EDGE product line in August of 2004.

Those increases were partially offset by a reduction in costs of excess and obsolete inventory. In the third quarter of 2003, we recorded an additional provision for inventory reserves for certain of our products and related components, including our RapidStream “Secured by Check Point” brand product based on the technology obtained in our April 2002 acquisition of RapidStream. Our increased focus on our core market of small- to medium-size enterprises, resulting in a curtailment of further marketing and development of this brand, combined with its historically poor sales performance, led management to reduced future sales projections for this brand in the second and, additionally, in the third quarter of 2003.

Gross product margins in absolute dollars and as a percentage of product revenues for the three months ended September 30, 2004, as compared to the same period of 2003, were positively affected by volume growth and a reduction in costs of excess and obsolete inventory. The costs of obsolete and excess inventory, combined with losses on noncancelable purchase commitments in excess of projected demand, decreased by $320,000 for the three month ended September 30, 2004, as compared to the same period of 2003. Had those costs been excluded from the calculation of product margins, the product margins as a percentage of product revenues would have remained stable at 59.1% for the three months ended September 30, 2003 and for the three month ended September 30, 2004.

The dollar increase in cost of product revenues for the nine months ended September 30, 2004, as compared to the same period of 2003, resulted from

•	increased volume for all major product lines;

•	increased manufacturing costs due to selected stock upgrades and refurbishing; and

•	increased costs of distribution operations.

As discussed above, due to additional costs of excess and obsolete inventory, combined with losses in purchase commitments, recorded during 2003, the cost increases in the nine months ended September 30, 2004, as compared to the same period of 2003 were partially offset by the reduction in inventory reserves of $700,000.

Gross product margins in absolute dollars for the nine months ended September 30, 2004, as compared to the same period of 2003, were positively affected by the unit volume growth; however percentage product margins declined as a result of continued competitive pricing pressure and manufacturing cost increases.

Cost of service revenues includes the costs of our technical support organization and costs associated with our LiveSecurity Service.

Cost of service revenues declined in absolute dollars and as a percentage of related revenues for the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, resulting in a corresponding increase in service gross margins as a percentage of related revenues. The dollar decrease in service costs is the result of cost savings achieved after transitioning first-level customer support services to a lower-cost third-party provider in the fourth quarter of 2003.

Service gross margins declined in absolute dollars for the nine months ended September 30, 2004, as compared to the same period of 2003, despite the percentage margin improvement. This decline in dollar service margin is primarily attributable to $600,000 of service revenue that was recognized in the first quarter of 2003, without significant additional costs, from our license compliance initiative, discussed above in conjunction with service revenues.

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

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Percentage Increase	Nine Months Ended September 30,		Percentage Increase
	2003	2004		2003	2004
Sales and marketing expenses (in thousands)	$7,285	$7,740	6.2%	$24,162	$24,435	1.1%
Sales and marketing expenses (as % of total revenues)	39.2%	36.4%		40.0%	37.2%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demo units.

The increase in sales and marketing expenses in absolute dollars for the three months ended September 30, 2004 as compared to the same period of 2003 was primarily related to the increase in variable spending on marketing related activities, especially in the areas of advertising and marketing development. Those marketing activities were primarily focused on Firebox X and Edge end-user and channel advertising. The increase in costs of marketing activities was partially offset by the decrease in compensation related costs as a result of headcount reductions. The increase in sales and marketing expenses for the nine months ended September 30, 2004, as compared to the corresponding periods of 2003, was primarily due to the increase in information technology support costs for marketing and sales departments due to consolidation of our customer-facing applications and databases and their migration onto more scalable and extensible application platforms.

Sales and marketing expenses declined as a percentage of revenue for the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, as we focused on improving the productivity of our sales channels and the efficiency of our marketing campaigns.

Research and Development

	Three Months Ended September 30,		Percentage Decrease	Nine Months Ended September 30,		Percentage Decrease
	2003	2004		2003	2004
Research and development expenses (in thousands)	$5,323	$4,403	(17.3)%	$15,879	$13,650	(14.0)%
Research and development expenses (as % of total revenues)	28.7%	20.7%		26.3%	20.8%

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

Research and development expenses decreased in both absolute dollars and as a percentage of revenues for the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003, primarily due to the following:

•	Outsourced development and certification costs declined by $710,000 for the three months ended September 30, 2004 and by $1.5 million for the nine months ended September 30, 2004, primarily due to higher costs incurred in those areas in the first nine months of 2003 in connection with the evaluation for certification for the Firebox Vclass product line and in connection with our effort to integrate technology obtained in the 2002 RapidStream acquisition.

•	Depreciation expenses and costs of information technology in support of research and development declined by $200,000 for the three months ended September 30, 2004 and by $520,000 for the nine months ended September 30, 2004 due primarily to cost containment for research and development capital expenditures in 2002 and 2003 and the expiration of depreciation on earlier purchases.

We intend to continue to fund our research and development efforts in order to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. Research and development expense may very significantly quarter over quarter due to inherent uncertainties in the timing of certain development costs. Significant efforts are currently underway aimed at converging software codes associated with our original software code base and the software networking technology obtained in the RapidStream acquisition. We expect to continue to invest in key areas aimed at the development of new generations of our products, further extension of our existing product lines and the development of future technologies. For these reasons we expect research and development expenses to increase significantly in the fourth quarter of 2004 relative to those incurred in the third quarter of 2004.

General and Administrative

	Three Months Ended September 30,		Percentage Increase	Nine Months Ended September 30,		Percentage Increase
	2003	2004		2003	2004
General and administrative expenses (in thousands)	$1,940	$2,055	5.9%	$5,890	$6,386	8.4%
General and administrative expenses (as % of total revenues)	10.4%	9.7%		9.7%	9.7%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased in absolute dollars for the three and nine months ended September 30, 2004, as compared to the corresponding periods of 2003. The dollar increase in general and administrative expenses resulted primarily from an increases of $180,000 for the three months and of $410,000 for the nine months ended September 30, 2004, as compared to the corresponding periods of 2003, in accounting fees as a result of regulatory and corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002.

In the future, we expect to continue incurring additional expenses in connection with regulatory and corporate governance requirements.

Operating Expenses Outlook

In the near term, we expect our overall operating expenses that consist primarily of sales and marketing, research and development and general and administrative expenses, in absolute dollar terms, to be higher than those incurred in the third quarter of 2004, but remain relatively comparable to the levels incurred in the second quarter of 2004. In the future, we anticipate the need to increase our operating expenses to grow revenues and increase our market share. Our actual operating expenses could differ materially from those anticipated, which could have an adverse effect on our results of operations.

Stock-Based Compensation

	Three Months Ended September 30,		Percentage Decrease	Nine Months Ended September 30,		Percentage Decrease
	2003	2004		2003	2004
Total amortization of stock-based compensation (in thousands)	$26	$0	(100.0)%	$209	$18	(91.4)%

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

Amortization and Impairment of Other Intangible Assets Acquired

Amortization of other intangible assets acquired in the three and nine months ended September 30, 2004 consisted of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology will be amortized in full by March 31, 2007. In the same periods of 2003, the amortization additionally included the amortization of capitalized technology related to our acquisition of Qiave Technologies Corporation in 2000. The Qiave technology was fully amortized by the end of 2003.

We are amortizing the intangible assets on a straight-line basis over the useful life of five years. The amortization expense decreased from $553,000 for the three months ended September 30, 2003 to $243,000 for the three months ended September 30, 2004. The amortization expense decreased from $1.6 million for the nine months ended September 30, 2003 to $730,000 for the nine months ended September 30, 2004.

The decrease in the amortization expense for the three and nine months ended September 30, 2004, as compared to the same periods of 2003, resulted primarily from the reduction of the amortizable basis of technology obtained in the 2002 RapidStream acquisition and the completion of the amortization of technology obtained in the 2000 Qiave acquisition.

The technology underlying the RapidStream “Secured by Check Point” product brand was determined to be impaired in the second half of 2003 and we therefore recorded an impairment charge of $3.3 million for the remaining book value of this intangible asset in the three months ended September 30, 2003 and, an additional $230,000 impairment charge in the fourth quarter of 2003. Our increased focus on the SME market, resulting in a significant reduction in our sales, marketing and development efforts in support of this brand, together with the historically poor performance of this brand, led management to reduce the future sales projections for the brand and later to exit the market segment served by this product.

Restructuring Charges

The restructuring charges in the three months ended September 30, 2004 are associated with the restructuring plans initiated in 2001 and 2002.

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

The restructuring charge of $400,000 in the three months ended September 30, 2004 is associated with the restructuring plans initiated in 2001 and 2002, discussed above. These additional charges in 2004 relate to the revision of our estimates for future sublease income associated with excess facilities in our corporate headquarters in Seattle, Washington. As the real estate market in downtown Seattle remains depressed, we revised our earlier estimates of the time when we will enter into subleases for our space that remains vacant.

Interest Income and Interest Expense

Interest income is generated primarily from our short-term investments. Interest income increased from $276,000 for the three months ended September 30, 2003 to $322,000 for the three months ended September 30, 2004 and decreased from $1.0 million for the nine months ended September 30, 2003 to $890,000 for the nine months ended September 30, 2004. The decrease was caused by a reduction in the average balance invested.

Interest expense primarily represents financing costs incurred due to term discounts taken by our customers. Interest expense increased from $150,000 for the three months ended September 30, 2003 to $180,000 for the three months ended September 30, 2004 and from $440,000 for the nine months ended September 30, 2003 to $540,000 for the nine months ended September 30, 2004. These increases are caused by the corresponding increases in revenues generated in the same periods.

Liquidity and Capital Resources

At September 30, 2004, we had $77.0 million in cash, cash equivalents and short-term investments, which was invested primarily in high-quality money market accounts and marketable securities. Our working capital at September 30, 2004 was $64.7 million.

Operating Activities

Our operating activities resulted in net cash outflows of $5.6 million for the nine months ended September 30, 2003 and $2.9 million for the nine months ended September 30, 2004. The operating cash outflows for the nine months ended September 30, 2003 resulted primarily from net losses. The operating cash outflows for the nine months ended September 30, 2004 resulted primarily from net operating losses as well as the increases in net working capital, apart from cash and investments.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in operating assets and liabilities, as presented below (in thousands):

	Nine Months Ended September 30,
	2003	2004
Net loss	$(11,717)	$(3,058)
Add: noncash expenses	7,280	2,734
Add: changes in operating assets and liabilities	(1,198)	(2,533)

Net cash used in operating activities	$(5,635)	$(2,857)

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

Trade Accounts Receivable, Net increased from $6.7 million at December 31, 2003 to $8.6 million at September 30, 2004, primarily reflecting higher total revenues in the first nine months of 2004, as compared to the same period of 2003. Days sales outstanding, or DSOs, calculated on a quarterly basis, increased from 31 days at December 31, 2003 to 37 days at September 30, 2004. DSOs are affected by:

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

Net Inventories increased from $3.1 million at December 31, 2003 to $3.2 million at September 30, 2004.

Total Accrued Restructuring and Acquisition Costs decreased from $6.5 million at December 31, 2003 to $5.4 million at September 30, 2004, reflecting a restructuring charge of $400,000 in the three months ended September 30, 2004 less the ongoing payment of rents on abandoned facilities.

Total Deferred Revenues increased from $16.7 million at December 31, 2003 to $17.4 million at September 30, 2004. The increase in deferred revenues is attributed primarily to the increase in LiveSecurity subscription renewals on a growing installed customer base.

Investing Activities

Cash provided by investing activities was $2.2 million for the nine months ended September 30, 2003, compared to cash used in investing activities of $640,000 for the nine months ended September 30, 2004. In both periods, these activities are primarily related to changes in short-term investments, offset by capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $1.3 million for the nine months ended September 30, 2003 and $2.6 million for the nine months ended September 30, 2004. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Our contractual commitments at September 30, 2004 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $1.6 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Payment due by period
		Before			After
	Total	December 31, 2004	December 31, 2006	December 31, 2008	December 31, 2008
Operating lease obligations	$18,017	$982	$5,887	$5,947	$5,201
Inventory purchase obligations	1,859	1,859	—	—	—

Total	$19,876	$2,841	$5,887	$5,947	$5,201

In addition, we have contractual agreements with some of our distributors to reimburse them for advertising and other marketing activities that they may incur to promote our products, contingent on performance of those activities in the future. At September 30, 2004, the total amount of those agreements was $1.5 million.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of September 30, 2004, we had an accumulated deficit of approximately $133 million. Although our revenues have increased each year since we began operations, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases, we may not achieve or sustain profitability in future periods or we may not be able to continue to grow our revenues at all. We expect that over time we will have to increase our operating expenses in connection with:

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Examples of such estimates include, but are not limited to those associated with the costs of excess and obsolete inventory, which may increase above current estimates, if our revenues fall below our sales forecasts, costs of our 2001 and 2002 restructuring, impairment analysis of the intangible assets obtained in our 2002 acquisition of RapidStream, as well as goodwill relating to the acquisitions of BeadleNet, Qiave and RapidStream. We are currently in the process of performing an impairment analysis and expect to complete our analysis before year-end, and, should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2004. Although we do not anticipate further significant adjustments to our 2001 and 2002 restructuring in addition to the $1 million charge we recorded in the fourth quarter of 2003 and the $400,000 charge we recorded in the third quarter of 2004, the actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for our excess facilities or if there are further changes in the real estate market where excess facilities are located. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending December 31, 2004. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has started the necessary processes and procedures for issuing its report on our internal controls. However, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements required to address any material weaknesses or significant deficiencies identified in our internal controls, and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or delisting by the Nasdaq Stock Market, which could all have an adverse effect on our stock price. Upon completion of our testing, we may identify material weaknesses or significant deficiencies in our internal controls. In addition to adversely affecting our ability to receive a positive attestation or any attestation at all, such material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations. Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

If potential customers do not accept our Firebox products and related optional products and services, including the LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and related optional products and services, including the LiveSecurity Service, and we cannot succeed if the market does not accept these products and services. Our success depends on our ability and the ability of our distribution network, which includes distributors, VARs and ISPs and other managed service providers, to obtain and retain customers and sell optional products and services as well as our base Firebox products. Some of our Firebox products, particularly our key Firebox X line of products, however, are relatively new and unproven. The Firebox X Core line of products has only been available since February 2004 and the Firebox X Edge line of products has only been available since August of 2004. In addition, we have only recently begun to focus on generating significant revenues from optional products and services, and we may be unsuccessful in marketing, selling and delivering these types of options. The Firebox X family of products, which replace a product line that represented a majority of our revenues and augment our existing SOHO security products, also represent a new approach to providing security to the SME in that they are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product. While we believe we are prepared to educate and train our customers on our new product lines, particularly the recently-released Firebox X Edge line of products, there is a risk that we will be unsuccessful in marketing and selling these new product lines or that the introduction of the Firebox X Edge product line could cause customers to delay purchases of both the old SOHO product line and the new product line, which could adversely affect our revenues. In addition, we may have to continue or increase discounts on the old SOHO product line to maintain an acceptable level of sales, which could also adversely affect our revenues. In addition, if sales of our Firebox products do not meet expectations, we may have excess inventory of products or components and such excess inventory would have a negative impact on our operating results.

To receive our LiveSecurity Service or other optional services, enterprises are required to pay an annual subscription fee, either to us or, if they obtain the LiveSecurity Service through one of our channel customers, to the channel customer. SMEs may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information or to obtain additional security-related features and services. Because our LiveSecurity Service is an innovative service, and our other subscription services are new and unproven, we may not be able to accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

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

We rely on third-party channel customers to generate most of our revenues, and if they fail to perform, our ability to sell our products and services will be limited.

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

Implementation of anticipated changes in our revenue policies related to third-party channel customers could negatively affect revenues during the first quarter of 2005.

We recognize revenue from a majority of our channel customers when we sell product to them (the “sell-in” method) rather than when they in turn sell the product to their end customers (the “sell-through” method). We plan to convert certain of our channel customers in North America and Europe from a sell-in method of revenue recognition to a sell-through method of revenue recognition in the first quarter of 2005. When converting a channel customer from a sell-in to sell-through method of revenue recognition, revenue can no longer be recognized for product sold to the channel customer and revenue from products already in that channel customer’s inventory (and for which revenue was already recognized by WatchGuard) may not be recognized. No revenue can therefore be recognized from a converted channel customer until the inventory existing at the time of the conversion is sold through to end customers. Based on current channel inventory levels, we expect that this conversion will have a $2 million to $4 million adverse effect on our revenues reported for the quarter or quarters in which we convert these channel customers. If channel inventory levels are higher at the time of the conversion, or we decide to convert additional channel customers, the negative effect on that quarter, or any subsequent quarter in which we convert a channel customer, could be greater than expected. In addition, to recognize revenue on a sell-through basis from a channel customer, we will need to establish that we can obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers of that channel customer. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results could be harmed.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the recent introduction of our Firebox X line of products, which replaced the Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, the Firebox III and then later the Firebox X Core and Firebox X Edge security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $4.6 million in 2002 and $7.3 million in 2003 or 5.7% and 8.4% of total revenues before returns and allowances. The provision for returns and allowances was $5.1 million, or 7.3% of total revenues before returns and allowances in the nine months ended September 30, 2004. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product lines, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

Customer demand, competitive pressure and rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to introduce new or improved products and services, or update existing products or services, timely and successfully.

To succeed, we must continually change and improve our products, add new products and services, and provide updates to products and services in response to changes in customer demand, competitive pressure, rapid technological developments and changes in operating systems, Internet access and communications, application and networking software, computer and communications hardware, programming tools, computer language technology and hacker techniques. We may be unable to successfully and timely develop and introduce these new, improved or updated products and services or achieve and maintain market acceptance for new, improved or updated products and services we develop and introduce.

The development and introduction of new, technologically advanced Internet security products and services, or providing updates to existing products or services is a complex and uncertain process that requires great innovation, the ability to anticipate technological and market trends, the ability to deliver updates to a large customer base efficiently and in a timely fashion and the ability to obtain required domestic and foreign governmental and regulatory certifications. Because Internet security technology is complex and often contains encryption technology, it can require long development, testing and certification periods.

Releasing new or improved products and services, or updates to products or services, prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past, we have experienced delays in the scheduled or expected introduction of new improved and updated products and services, and we may experience delays, or be unable to introduce an expected new, improved or updated product or service at all, in the future. When we do introduce new or enhanced products and services, we may be unable to successfully manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand. In the past, when we have introduced new or improved products or services, we have experienced issues with the transitions that had an adverse effect on our operating results. These have included, but were not limited to, issues such as excess inventories of products that were replaced as customer demand for those product decreased, shortages of new product due to manufacturing and delivery issues that prevented us from delivering enough new product to meet demand and offset to the extent expected the loss of sales from the products that were replaced and lower than expected initial sales of new or improved products as our sales personnel and channels adapted to selling the new or improved products or services.

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

We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for comprehensive and up-to-date Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased comprehensive Internet security solutions and kept such security up to date. Also, there is a perception that comprehensive Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for comprehensive and up-to-date Internet security and we can convince our potential customers of our ability to provide this security in an integrated, cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for comprehensive and up-to-date Internet security and the benefits of our products and services, our efforts may be unsuccessful.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 58.5% and 54.1% in 2002 and 2003 respectively. Sales to customers outside the United States accounted for 52.5% in the nine months ended September 30, 2004. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the nine months ended September 30, 2004 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

	3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (B)

	31.1	Section 302 Certification of Edward J. Borey

	31.2	Section 302 Certification of James A. Richman

	32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of James A. Richman pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.
(B)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q (File No. 000-26819), for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2004

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ James A. Richman
James A. Richman
Chief Financial Officer
(Authorized Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (B)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of James A. Richman

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James A. Richman pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.
(B)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q (File No. 000-26819), for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.