Form 10-K
period 2004-12-31
WATCHGUARD TECHNOLOGIES INC
filed 2005-03-31
CIK 1062019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, based on the last sales price of the registrant’s common stock on June 30, 2004, as reported on the Nasdaq National Market, was approximately $232,419,948.

As of March 1, 2005, there were 33,788,281 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated into this report by reference to the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on June 3, 2005. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, the end of the fiscal year to which this report relates.

WATCHGUARD TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Words such as “expects,” “believes,” “anticipates,” “intends” and “will” and similar words may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in this annual report. Other factors besides those described in this annual report could also affect actual results. You should carefully consider the factors described in the section entitled “Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in evaluating our forward-looking statements.

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

Overview

We are a leading provider of network security solutions designed to protect small- to medium-sized enterprises, or SMEs, that use the Internet for e-commerce and secure communications. We provide SMEs worldwide with integrated and expandable network security solutions employing multi-layered defenses that are designed to protect not only against existing threats, but also against future threats, in an intelligent way. Our security solutions are backed by an intuitive user interface and the expert guidance and support of our LiveSecurity Service. With the risk that threats and attacks will compromise multiple access points in a corporate network, an effective security solution requires more layers of defense than just firewalls for access control and virtual private networks, or VPNs, for secure communications. A security solution that integrates multiple layers of defense, however, must do so efficiently to preserve performance and remain flexible enough to adapt to future threats and attacks in the evolving security landscape.

Thousands of enterprises worldwide use our award-winning products and services to meet these requirements. The core of our products and services is our family of integrated, expandable Firebox X security solutions. We offer firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, gateway and desktop anti-virus protection and vulnerability assessment services. Our Firebox X security solutions allow users to upgrade to any higher model in the particular line simply by applying a software license key. We also offer our customers a unified management interface designed to allow even the non-security professional to effectively install, configure and monitor our security products. We also offer the networking features required for more complex network installations. In addition, our innovative subscription-based LiveSecurity Service provides our customers with access to expert guidance and support so they can protect their data and communications in a continuously changing environment.

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

We sell our network security solutions indirectly to end-users through a network that includes approximately 100 distributors and more than 5,000 resellers, and we have customers located in over 150 countries. We also sell directly and indirectly to a number of service providers that implement our managed security solution and resell to end-users. As of December 31, 2004, we had shipped over 300,000 of our security appliances.

We initially incorporated in Washington in 1996 and reincorporated in Delaware in 1997. References to “we,” “our,” “us” and “WatchGuard” in this annual report refer to WatchGuard Technologies, Inc., our subsidiaries and our predecessor. Our executive offices are located at 505 Fifth Avenue South, Suite 500, Seattle, Washington 98104, and our telephone number is (206) 521-8340. We make available on our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC as soon as reasonably practicable after filing or furnishing the information to the SEC. A link to this information can be found in the investor relations portion of our Web site, which is located at www.watchguard.com. In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding issuers that file with the SEC, at http://www.sec.gov.

Industry Background

The need for Internet security

The increased importance of e-commerce and the proliferation and growth of corporate intranets have dramatically increased the openness of computer networks, with the Internet becoming a widely accepted platform for many business-to-business and business-to-consumer transactions. The accessibility and relative anonymity of users in open computing environments, however, make systems and the integrity of information stored on them increasingly vulnerable to security threats. Open systems present inviting opportunities for computer hackers, terrorists, curious or disgruntled employees or contractors, or competitors, to compromise, alter or destroy sensitive information within the system or to disrupt operations and Internet access. Open computing environments are also complex and typically involve a variety of hardware, operating systems and applications supplied by a variety of vendors, making networks difficult to manage, monitor and protect from unauthorized access. In addition, because even smaller organizations are rapidly adopting public-facing Web and application servers and electronic communications, they now face the types of threats and vulnerabilities that had been previously reserved for much larger organizations that could deploy sufficient personnel to meet that challenge.

New attacks and security vulnerabilities are created or discovered on almost a daily basis. Security vulnerabilities are faults in software and hardware that may permit unauthorized network access or allow an attacker to cause network damage. According to the Computer Emergency Response Team, or CERT, a federally funded research and development center, not only is the number of cyber incidents and attacks increasing at an alarming rate, but the number of vulnerabilities is increasing as well. The number of vulnerabilities has increased almost four-fold in four years, from 1,090 reported vulnerabilities in 2000 to 3,780 reported vulnerabilities in 2004. During this time, CERT published nearly seven times the number of vulnerability notes, from 47 in 2000 to 341 in 2004.

The 2004 E-Crime Watch Survey, conducted among security and law enforcement executives by CSO Magazine in cooperation with the U.S. Secret Service and CERT, estimates that e-crime losses were approximately $666 million in 2004. Many organizations experienced an increase in e-crimes and network, system or data intrusions. In fact, 43% of survey respondents reported an increase in e-crimes and intrusions versus the prior year. Organizations therefore must have comprehensive multi-layered defenses to protect their networks and valuable data or risk significant business losses. In addition to an increase in the number of attacks, the speed of propagation of these attacks has increased as well. For example, MyDoom, an automated Internet attack that was a blend of a computer worm and a computer virus, quickly spread around the world. At its peak, it was estimated that 1 in 12 emails carried the worm. Organizations therefore often do not have the luxury of waiting for an alert about a current threat, but must anticipate and prepare in advance for defense against network security attacks.

The Internet security challenge

Internet security is not a response to a single attack or point of vulnerability, but rather a comprehensive solution comprised of a series of defenses against a wide variety of attacks and points of vulnerabilities. Because enterprises need to control the flow of information between their internal networks and the Internet, they need firewalls, which are the foundation of a comprehensive security solution. A firewall, a security component that varies in complexity, is designed to block access from the Internet to an enterprise’s internal networks, as well as control the flow of and access to information shared between the networks and the Internet. A comprehensive security solution, however, needs to do more than control access. It also needs to integrate several other sophisticated security layers, such as VPNs, to enable encrypted communications between points on the Internet, gateway and desktop anti-virus solutions, to scan and detect viruses and worms, and to provide for other security methodologies, such as intrusion prevention, authentication, spam filtering, content filtering and vulnerability assessment. To be truly effective, a comprehensive security solution must defend against new and emerging attacks the instant they are launched, a capability that is also referred to as “zero-day” protection. With the speed of propagation of many recent threats, sole reliance on signature-based intrusion protection can leave networks exposed until a new threat is evaluated and a signature is created and distributed to defend against the threat. While signature-based intrusion protection is an important layer of defense, preemptive intrusion protection through behavior-based detection and protocol anomaly detection provides strong baseline security against many threats regardless of the availability of a signature for that threat.

Even a comprehensive security solution must, however, be easy to install, configure and manage to be truly effective. With businesses increasingly establishing secure Internet access for branch offices, trading partners and traveling employees, an enterprise must often deploy multiple security layers to fully protect the corporate network. This often requires a variety of different security technologies, often from a wide variety of vendors, all with disparate management systems. The complexity of effectively managing all of these security layers is often beyond the scope and skill of some businesses, and without a robust, intuitive and easy-to-use system to manage these security layers, the complexity and difficulty of successfully implementing a corporate information security solution rises dramatically.

Moreover, the dangers against which an effective Internet security solution must protect are dynamic rather than static, with new attack vectors emerging and the constant introduction of new exploits, intrusion schemes, worms and viruses within existing attack vectors. For example, the use of new technologies such as email over cell phones and instant messaging, and the creativity of computer hackers, many of whom are now financially motivated, create new vectors of attack. In addition, unless an enterprise can timely and easily implement security updates across the enterprise’s security layers protecting its network, the enterprise may need dedicated, and expensive, security experts to proactively identify, obtain and manually implement these updates quickly and correctly.

The Internet security opportunity

According to the “Worldwide Threat Management Security Appliances 2004-2008 Forecast and 2003 Vendor Shares: The Rise of the Unified Threat Management Security Appliance” report from International Data Corporation in September 2004, the threat management security appliance market is expected to grow at a combined annual growth rate of 17% between 2003 and 2008, translating into a total market in 2008 of $3.45 billion.

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

The WatchGuard Approach to Network Security

WatchGuard’s approach to network security has the following key elements:

Integrated Security Appliance

By integrating multiple security capabilities and services—which normally reside on numerous devices—integrated security appliances provide multi-layered protection in a single appliance. This allows users that often have limited security budgets and lack the resources to adequately research and acquire multiple security layers to get enterprise-level security at a lower total cost of ownership. In addition, managing a single device requires less time than managing disparate systems and leaves more time to proactively secure networks against ever-present threats.

Upgradeable and Expandable Platform

Upgradeability and expandability enables the customer to adapt its security to meet changing business needs by expanding additional security services or increasing performance. It also provides investment protection for the customer that typically lacks the budget to replace hardware devices every time increased performance or new features or functionality are required.

Intelligent Layered Security

An Intelligent Layered Security architecture is designed to incorporate, integrate and improve security with a layered architecture that provides more efficient performance while remaining flexible enough to insert new layers of security as emerging threats arise. The conceptual layers of defense include external defenses such as vulnerability assessment to protect against attacks before they are launched, WatchGuard’s Deep Application Inspection for behavior-based and protocol anomaly-based “zero-day,” preemptive protection not available in many standard packet-filter technologies, virtual private networking for secure communications, standard stateful packet filtering, signature-based intrusion prevention to detect application-layer threats before they are allowed into the network (what some companies refer to as “deep inspection”), gateway anti-virus that examines email attachments and detects viruses before they are allowed into the network, content filtering, which includes Web access control to protect users from harmful content, and spam filtering to efficiently reduce wasted corporate resources. An Intelligent Layered Security Architecture also includes behavioral mechanisms which protect against attacks by detecting precursors such as port scans and spoofing attacks, as well as actual attacks such as buffer overflows and protocol anomaly attacks, and dynamically changing firewall policy to prevent subsequent traffic from the sources of those scans and attacks.

Intuitive Management and Ease of Use

Many of our target customers do not have full-time or fully dedicated network security administrators. Because our products are intuitive and easy to manage, we offer SMEs a number of key benefits: (1) more accessible security with a reduced level of initial training and more advanced features are made available in an intuitive manner, allowing the user to learn as the user goes; (2) the visibility to allow a user to see what is happening in its network instantly with real-time monitoring and unified management for multiple devices and security services; (3) the efficiency to update defenses across a network from one management console even as additional security appliances and integrated security services are added to the network; (4) the ability of the user to monitor the solution with the level of detail the user prefers with a range of sophisticated management tools; (5) “smart” defaults that are designed to reduce configuration time and allow a security product to protect a network from the moment it is installed; and (6) automated wizards that allow for simple and easy set-up of additional capabilities, such as VPNs. An example of such a wizard is our “drag-and-drop” VPN set-up that allows users to create VPN tunnels in seconds instead of hours and without complex knowledge and expertise. Finally, graphically highlighted need-to-know data facilitate network management and allow users efficient and quick analysis of logs.

Expert Guidance and Support

Our subscription-based LiveSecurity Service helps the network administrator become a security expert. Our customers receive timely updates on emerging security threats and guidance on implementation of sound security policies. This information allows the user to provide better security for its network and concentrate its resources on its core business. The LiveSecurity Service offers subscribers the following important services:

•	Early warning vulnerability alerts delivered via email directly to the subscriber’s Inbox, allowing customers to stay ahead of attackers;

•	Convenient, downloadable software updates providing not only hotfixes, but also featuring enhancements that allow subscriber defenses to keep pace with computer hacker innovations;

•	Expert instruction and training to help subscribers remain informed, grow in their security knowledge, and better respond to security issues; and

•	Superior customer care that responds quickly to subscriber problems and offers technical support and convenient online resources.

We expect that these key elements will be increasingly reflected in our products throughout 2005.

Products and Services

Our comprehensive security solutions include an integrated security appliance (also known as a unified threat management appliance), a suite of security and management software, the capability to add additional subscription-based services when needed and a dynamic Internet-based service to keep security defenses current. These solutions provide firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, gateway and desktop anti-virus protection and vulnerability assessment services. Enterprises may use our products to internally manage their Internet security or elect to outsource security management to a service provider that implements our managed security solution.

Security Appliances

By using our Firebox products, an enterprise can quickly and affordably deploy comprehensive layered security protection and VPN capability across its network, but still retain unified control and administration. In addition, our LiveSecurity Service enables enterprises to augment their information technology staff with our security experts, which we believe substantially reduces personnel costs. Our Firebox products include an initial 90-day subscription to our LiveSecurity Service. In addition, customers can upgrade their existing Firebox X appliances to any higher model in the line or add additional subscription-based service to provide additional layers of security simply by applying a license key.

We currently offer the following Firebox SOHO, Firebox X Edge, Firebox X Core and Firebox Vclass models, and we expect to introduce the Firebox X Peak line in the first half of 2005.

Firebox SOHO

Firebox Model	Firebox SOHO 6	Firebox SOHO 6tc	Firebox SOHO 6 Wireless	Firebox SOHO 6tc Wireless	Firebox S6 and S6-VPN	Firebox S6 Wireless and S6-VPN Wireless
Recommended For	Small Business	Small Remote Office	Small Business with Wireless Network	Small Remote Office with Wireless Network	Small Japanese Business or Small Remote Office	Small Japanese Business or Remote Office with Wireless Network
User License	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)	10 (upgrade to 25 or 501)
Firewall Throughput	75 Mbps	75 Mbps	75 Mbps	75 Mbps	75 Mbps	75 Mbps
VPN Throughput (3DES Encryption + SHA1)	20 Mbps	20 Mbps	20 Mbps	20 Mbps	20 Mbps	20 Mbps
Hardware Encryption Acceleration	Yes	Yes	Yes	Yes	Yes	Yes
Branch Office/Mobile User VPN Tunnels	0 2/11	10 2/11	0 2/11	10 2/11	10 2/11	10 2/11
Full Japanese Support, User Interface and User Guides	Option	Option	Option	Option	Yes	Yes
Interfaces	Six RJ-45 10/100TX Ethernet	Six RJ-45 10/100TX Ethernet	Five RJ-45 10/100TX Ethernet 802.11b WAP	Five RJ-45 10/100TX Ethernet 802.11b WAP	Six RJ-45 10/100TX Ethernet	Five RJ-45 10/100TX Ethernet 802.11b WAP
1	Firebox SOHO 6tc—50 User and 50 User Upgrade License is available in North America and select countries.
2	Included in Firebox SOHO 6tc and S6-VPN; optional on Firebox SOHO 6 and S6.

Firebox X Edge

Firebox X Edge Model	Firebox X5	Firebox X15	Firebox X50	Firebox X5 Wireless	Firebox X15 Wireless	Firebox X50 Wireless
Recommended For	Telecommuters who require central office VPN connectivity with separate work/home networks	For remote offices/small businesses that require branch office VPN endpoint connectivity to a central office running a Firebox X	Remote offices/small businesses that need fully integrated protection, intuitive local and remote management, and WAN failover for ISP redundancy	Telecommuters with wireless network	Small remote offices with wireless network	Small remote offices with wireless network
User License	12 (upgrade to 17)	30	Unlimited	12 (upgrade to 17)	30	Unlimited
Firewall Throughput	80 Mbps	95 Mbps	110 Mbps	80 Mbps	95 Mbps	110 Mbps
VPN Throughput (3DES Encryption + SHA1)	35 Mbps	35 Mbps	35 Mbps	35 Mbps	35 Mbps	35 Mbps
Hardware Encryption Acceleration	Yes	Yes	Yes	Yes	Yes	Yes
Branch Office/Mobile User VPN Tunnels	2	15	25	2	15	25
Full Japanese Support, User Interface and User Guides	Option	Option	Option	Option	Option	Option
Interfaces	10 RJ-45 10/100TX Ethernet	10 RJ-45 10/100TX Ethernet	10 RJ-45 10/100TX Ethernet	10 RJ-45 10/100TX Ethernet	10 RJ-45 10/100TX Ethernet	10 RJ-45 10/100TX Ethernet

Firebox X Core

Firebox X Core Model	Firebox X500	Firebox X700	Firebox X1000	Firebox X2500
Recommended For	Stand-Alone Firewall for Small Office	Smaller Business or Remote Office	Mid-Size Business or Branch Office	Mid-sized Enterprises, High Volume Web Traffic
Authenticated Users	250	250	1000	5000
User License	Unlimited	Unlimited	Unlimited	Unlimited
Firewall Throughput	100 Mbps	150 Mbps	225 Mbps	275 Mbps
VPN Throughput (3DES Encryption + SHA1)	20 Mbps	40 Mbps	75 Mbps	100 Mbps
Hardware Encryption Acceleration	Yes	Yes	Yes	Yes
Branch Office/Mobile User VPN Tunnels	0 1/50	100/100	500/1000	1000/1000
Model Upgradeability	Yes	Yes	Yes	N/A
Interfaces	Six[2] RJ-45 10/100TX Ethernet, DB-9 Serial Port	Six[2] RJ-45 10/100TX Ethernet, DB-9 Serial Port	Six[2] RJ-45 10/100TX Ethernet, DB-9 Serial Port	Six[2] RJ-45 10/100TX Ethernet, DB-9 Serial Port
1	Upgradeable to 50 Branch Office/VPN Tunnels.
2	Three ports active initially with an available option to activate three additional ports.

Firebox X Peak*

*	WatchGuard expects to introduce the Firebox X Peak line of appliances in the first half of 2005.

Firebox X Peak Model	Firebox X5000	Firebox X6000	Firebox X8000
Recommended For	Enterprises that need higher performance, advanced networking features and higher port density to segment their networks	More demanding enterprise networks that need Gigabit-level performance	Most complex networks with Gigabit-level performance.
Authenticated Users	6,000	8,000	10,000
User License	Unlimited	Unlimited	Unlimited
Firewall Throughput	400 Mbps	700 Mbps	1 Gbps +
VPN Throughput (3DES Encryption + SHA1)	200 Mbps	300 Mbps	400 Mbps
Hardware Encryption Acceleration	Yes	Yes	Yes
Branch Office/Mobile User VPN Tunnels	4,000/4,000	5,000/5,000	10,000/10,000
Model Upgradeability	Yes	Yes	No
Interfaces	One RJ-45 10/100/1000TX Nine RJ-45 10/100TX Ethernet DB-9 Serial Port	Nine RJ-45 10/100TX Ethernet, One 10/100/1000TX DB-9 Serial Port	Seven RJ-45 10/100TX Ethernet, Three 10/100/1000TX Enternet DB-9 Serial Port

Firebox Vclass

Firebox Vclass Models	Firebox V10	Firebox V60L	Firebox V60	Firebox V80	Firebox V100	Firebox V200
Recommended For	Small standalone or branch office firewall and VPN	VPN concentrator	VPN concentrator, Fast Ethernet firewall, HQ for SMEs	High-speed VPN tunnel connecting data centers, data center firewall, Fast Ethernet firewall, multiple T3 firewall	VPN concentrator, data center firewall, multi-tenant security	VPN concentrator, data center firewall, multi-tenant security
Concurrent Sessions	2,000	8,000	16,000	128,000	250,000	500,000
User License	10 (upgrade to unlimited)	250	Unlimited	Unlimited	Unlimited	Unlimited
Firewall Throughput	75 Mbps	100 Mbps	200 Mbps	200 Mbps	600 Mbps	2Gbps
VPN Throughput (3DES Encryption + SHA1)	20 Mbps	50 Mbps	100 Mbps	155 Mbps	300 Mbps	1.1 Gbps
Hardware Encryption Acceleration	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC	Yes Proprietary Intelligent ASIC
Branch Office VPNs	10	50	400	8,000	20,000	40,000
Interfaces	2 x 1000 BaseSX Gigabit, 1 x RS232 console port	4 x 10/100 Ethernet, 2 x High Availability (Ethernet) ports1	4 x 10/100 Ethernet, 2 x High Availability (Ethernet) ports 1 UPS port 1 x console port	4 x 10/100 Ethernet, 2 x High Availability (Ethernet) ports 1 UPS port 1 x console port	2 x 1000 BaseSX Gigabit, 2 x High Availability (Ethernet) ports 1 UPS port 1 x console port	2 x 1000 BaseSX Fiber Gigabit, 2 x High Availability (Ethernet) ports, 1 x console port
1	High availability optional on Firebox V60L.

Security Appliance Features and Benefits

Our security solutions offer a broad set of networking and security features, depending on the specific line and model. The following baseline features are available in all our integrated security appliances:

•	Firewall. Our firewall controls incoming and outgoing traffic between the Internet and an enterprise’s systems and data. The firewall incorporates access control and detection and blocking features.

•	Virtual private networking. Using encryption technology, our software enables enterprises to create VPNs, which allow data to flow securely across the Internet between two predetermined points. Our branch office VPN secures communications with branch offices and trading partners. Our remote-user VPN (not available with the Firebox V10 model) secures connections to telecommuters and traveling employees.

•	Network address translation. Our software supports network address translation, which enables users to hide their internal IP addresses and allows internal servers with unregistered IP addresses to function as Internet-accessible servers, which increases network security.

Additional Features and Benefits by Product Line

The Firebox SOHO and Firebox X Edge appliances are specifically designed for small businesses, remote offices and telecommuters, and come in both wired and wireless versions. The following additional features are available with these products:

•	Dynamic DNS. Dynamic Domain Name System, or Dynamic DNS, easily defines VPN tunnels between dynamically addressed endpoints, providing permanent security without the cost of a permanent IP address.

•	Wireless security. The Firebox SOHO offers wireless 802.11b while the Firebox X Edge offers support for wireless 802.11g.

•	Web surfing control. Our Web-blocking feature enables enterprises to restrict site access privileges by user, group, time of day, site category or particular site.

•	WAN / WAN and WAN / Modem failover. The Firebox X Edge also offers WAN / WAN failover and WAN / Modem failover for higher redundancy.

The Firebox X Core line is designed for small business up to mid-sized enterprises that need comprehensive security in an affordable and easy-to-use package. The Firebox X Core line offers the following additional features:

•	Authentication. Our authentication features identify network users and define user and user-group security policies for both incoming and outgoing access.

•	Deep application inspection. The Firebox X Core and Peak product lines provide behavior-based and protocol anomaly-based “zero-day” protection against emerging threats and viruses by actually examining the traffic and identifying potential threats.

•	Web surfing control. Our Web-blocking feature enables enterprises to restrict site access privileges by user, group, time of day, site category or particular site.

•	Gateway AntiVirus. Our gateway antivirus solution examines email attachments and applies user-configurable actions to delete messages found to contain a virus or to first block the virus before allowing the message to enter the network. The Firebox receives automatic signature updates from WatchGuard based on a user-defined interval.

•	High Availability / Active Standby. Two appliances of the same product line can be configured as a high-availability pair, allowing traffic and configuration set-up to automatically switch, or “failover,” from the primary appliance to the backup appliance in the event that the primary appliance fails.

Our Firebox X Peak (which is expected to ship with Fireware Pro, described below) and Firebox Vclass product lines provide a rich set of advanced networking features for more complex and advanced network environments, including the following additional key features:

•	Dynamic routing. Support for routing protocols such as Dynamic Routing, RIP, OSPF and BGP for easier integration into more advanced networks.

•	High Availability/Active Standby. Two appliances of the same product line can be configured as a high-availability pair, allowing traffic and configuration set-up to “failover” from the primary appliance to the backup appliance in the event that the primary appliance fails. In addition, the Firebox Vclass supports High Availability / Active Active with load balancing—both appliances can be operational at the same time and share the network load.

•	Quality of service. Firebox X Peak and Firebox Vclass products provide policy-based traffic management and shaping, and quality of service, or QoS.

•	DoS defenses. Denial of service, or DoS, defenses in the Firebox X Peak and Firebox Vclass products protect against denial of service and SYN Flood attacks.

•	VLAN. With Firebox Vclass products, Virtual Local Area Network functionality, or VLAN, allows multiple “virtual” local area networks to be configured on each physical interface, thus providing more fine-grained network segmentation and better integration into more complex networks.

•	Server load balancing. To ensure that mission-critical resources remain available, the Firebox Vclass products distribute traffic to up to 16 servers. Traffic is then balanced between available servers using six common load-balancing algorithms: round-robin, weighted round-robin, random, weighted random, least connections and weighted least connections.

With all of our products, our quick setup and installation guides enable enterprises to install and configure our systems in as quickly as 15 to 30 minutes. Software updates or upgrades are also accessed through easy-to-use installation guides.

Fireware Pro

WatchGuard expects to release its next-generation advanced security and networking operating system, called Fireware Pro, in the first half of 2005. Fireware Pro was specifically designed for the Firebox X family of integrated appliances. This security software enhances the core technologies and features of our security appliances and introduces several new capabilities previously not available on the Firebox X product lines, or at all. Initially, Fireware Pro is expected to ship with the Firebox X Peak line of products and be an additional-cost option for the Firebox X Core line of products. Only a license key is required to upgrade Firebox X Core products to Fireware Pro.

Fireware Pro is expected to provide enhancements to baseline security features and includes a number of additional new features for the Firebox X Core and Firebox X Peak line of products:

•	Dynamic routing. Support for routing protocols such as Dynamic Routing, RIP, OSPF and BGP for easier integration into more advanced networks.

•	High availability. Two Fireboxes running Fireware Pro can be configured as a high-availability pair while acting as a single unit that load-balances traffic between the two units, with traffic “failing over” to the other appliance in the event that one of the appliances fails.

•	Quality of service. This feature provides policy-based traffic management and QoS.

•	Enhanced Intelligent Layered Security (ILS). ILS integrates the security layers on the appliance: the results from one security layer are utilized to adjust other layers, which provides powerful security against blended threats. Since information is shared across layers, attacks detected in one layer can trigger an action in another layer. This inter-layer communication also ensures that packets are only subjected to the processing appropriate to that packet for more efficient processing and optimized performance. Additional features and benefits of ILS are:

•	Deep application inspection: Our behavior- and protocol anomaly-based “zero-day” protection provides the following forms of protection:

•	It compares traffic to protocol standards to identify malicious traffic before it enters the network. Manipulation of the protocol is one of the most common computer hacker methods. Packets are denied based on irregularities to published standards and/or malformed packets, which minimizes the vulnerability that exists between when a virus strikes and when the network is secured.

•	Data is extracted from the packets and re-written, which conceals server type information from computer hackers.

•	Protocol-based commands are restricted to only those that are deemed necessary, which reduces the types of attacks computer hackers can employ.

•	Attachments can be stripped on mime type and by pattern (for example .scr or .pif), which means that typical virus file types can be blocked without having to recognize a specific virus.

•	An identified attacker can also be detected and “shunned,” which means that subsequent connection requests from that attacking machine can be ignored without having to examine the traffic to determine what specific attack is being used. This is especially effective against automated attacks, which are prevalent today.

•	In addition, our proprietary algorithm provides denial of service and SYN Flood attack protection with user-defined thresholds per protocol, which provides intrusion prevention while preserving legitimate traffic.

•	Cut-through architecture: WatchGuard’s “cut-through” software architecture is designed to offer efficient scanning for long-lasting sessions. Streams that have been validated by the firewall “cut through,” or bypass, unnecessary screening, which leads to enhanced performance.

•	Port independence. The physical Ethernet interfaces on Firebox X products running Fireware Pro can be configured as any “type” such as “External,” “Trusted,” or “Optional,” providing the network administrator with greater flexibility in deployment.

•	Multi-WAN and Multi-WAN failover. Up to four physical interfaces can be configured as an external interface and connected to a separate ISP. The Firebox will distribute the traffic load across the external interfaces, and failover all traffic from one interface to the other in the event the ISP connection fails, and reverts back to the original interface when a connection is restored.

•	SNMP monitoring. Fireware Pro supports raising alerts as SNMP traps that can be received by an SNMP management server. In addition, SNMP servers can monitor the status of the Firebox activity and performance by querying on dozens of different criteria.

•	XML-based logging and reporting. Our logging server has been enhanced to support native XML logging that can be used with third-party reporting packages for enhanced trend reporting.

Gateway AV and IPS Subscription Service

WatchGuard expects to add subscription-based Gateway AV and Intrusion Prevention System, or IPS, services in the first half of 2005 for products running Fireware Pro, with the following additional features:

•	Signature-based IPS. Our signature-based IPS offers protection against Web-based exploits, including many Spyware and Adware exploits, and augments the behavior- and protocol anomaly-based IPS already available in our products. The solution includes signatures that have been specifically vetted by WatchGuard to reduce false positives and protection against popular Instant Messaging applications and Peer to Peer applications.

•	Signature-based Gateway AV. Our Gateway AV provides scanning of email traffic at the gateway of a company’s network, comparing attachments to a signature database and taking a user-defined action against detected threats such as denying or encrypting the virus.

Security Appliance Management and Monitoring

We offer robust and intuitive management and monitoring of our comprehensive Internet security appliances that are designed to reduce the complexity and difficulty of successful implementation and provide for better visibility of the security environment. Our management and monitoring tools include the following functionality, depending on product line and model:

•	WatchGuard System Manager. Our intuitive and easy-to-use WatchGuard System Manager tool for the Firebox X Core and Peak products is designed to enable the end-user to quickly and easily configure the security appliance, implement security policies and monitor the status of all installed network services. In addition, it offers centralized VPN management for Firebox SOHO, Firebox X Edge, Core and Peak and certain prior-generation appliances. WatchGuard System Manager is bundled with the Firebox X Core and Peak.

•	Logging, Notification and Monitoring. For the Firebox X products, the following tools are also available:

•	Monitoring. Integrated monitoring and reporting tools provide real-time and historical data about network traffic and allow customers to detect and interrupt suspicious activity.

•	Logging and Notification. Our solutions support multiple user-configurable levels of logging and notification. Logs from multiple sites can be securely distributed to a central location using 3DES encryption.

•	HostWatch. HostWatch displays real-time monitoring of network usage mapped to authenticated users and host computers. Color-coded connection types (Allowed, Denied, Proxied or Masqueraded) between internal and external hosts are identified by IP address, DNS name or user name.

•	Historical Reporting. Our flexible HTML-based historical reporting tool enables end-users to summarize network activity through custom and standardized reporting options.

•	Global Policy Manager. Centrally located at a managed security service provider’s network operations center, our Global Policy Manager provides security intelligence and configuration for Firebox III (a prior-generation product), Firebox X, Firebox SOHO and Firebox X Edge customer sites under management. Global Policy Manager allows the service provider to create and store various security policy configurations for different customer groups or service plans.

•	VPN Manager. VPN Manager automates the creation of VPN tunnels between an enterprise’s headquarters, branch offices and remote users utilizing Firebox X and Firebox SOHO products, with a revolutionary quick and simple point-and-click user interface.

•	Web Interface. For Firebox SOHO and Firebox X Edge products, the Web user interface provides a platform-independent management tool for quick set-up, configuration and status.

•	Vcontroller. A comprehensive cross-platform Firebox Vclass appliance management console, the Vcontroller, provides for the configuration of firewall and VPN policies and provides access to all of the enterprise-class features of the Firebox Vclass appliance, such as:

•	Firewall, network address translation and VPN policies;

•	Quality of service, “virtual” LAN, or VLAN, server load balancing and remote user policies;

•	Real-time monitoring of traffic statistics;

•	Configurable alarm and event notification; and

•	Configurable logging.

•	Central Policy Manager. Central Policy Manager is a powerful, scalable network management platform designed to simplify large-scale deployment, configuration and monitoring of firewall and VPN features for Firebox Vclass appliances.

LiveSecurity Service

Our LiveSecurity Service is valuable for both businesses and managed security providers, and offers subscribers the following important services:

•	Timely early-warning vulnerability alerts emailed directly to the subscriber’s Inbox, so customers can stay ahead of new threats to their network security. These alerts are designed to address all substantive security issues, not just firewall-related issues. The skill and knowledge of a network’s administrators are key determinates of the strength of any network’s defenses. LiveSecurity also helps subscribers to increase their network security knowledge rather than merely respond to immediate problems. LiveSecurity issues educational material almost weekly (39 times in 2004), written in every-day language by WatchGuard experts and world-class network security authorities.

•	Convenient, downloadable software updates that provide not only hotfixes but also feature enhancements, which allow LiveSecurity customers’ defenses to keep pace with computer hacker innovations. In 2004, LiveSecurity issued 12 software updates, which subscribers could download at their convenience from LiveSecurity’s Software Center Web site.

•	Expert security instruction and training to help subscribers stay current, grow in their security knowledge and better respond to security issues.

•	Superior customer care that responds quickly to subscriber problems and offers technical support and convenient online resources that include:

•	online training;

•	a moderated user forum where users help other users;

•	a security glossary of easily understandable networking and security terminology;

•	answers to frequently asked questions; and

•	hundreds of articles customized for all levels of understanding, from stark beginner to networking veteran.

We currently offer standard and enhanced versions of our LiveSecurity Service, each of which provides end-users with differing levels of interactive technical support:

•	Standard Technical Support Service, which includes:

•	Technical support 12 hours a day, five days a week in a customer’s local time zone;

•	Targeted four-hour maximum response time to customers’ reported issues; and

•	Access to technical support team, limited to five incidents per year.

•	Gold Technical Support Service Upgrade, which includes:

•	Technical support 24 hours a day, seven days a week;

•	Targeted one-hour maximum response time to customers’ reported issues; and

•	Unlimited access to technical support team.

Managed Security Solution

WatchGuard’s managed security solution for service providers has three main components: our network operations center, or NOC, security suite software with security and Global Policy Management features, our security appliances and our LiveSecurity Service. Service providers can deploy and remotely manage Firebox X, Firebox SOHO, Firebox X Edge and our prior-generation Firebox III appliances.

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

By receiving the benefits of our security solution through a service provider, an enterprise gains a number of added advantages. The service provider can:

•	monitor and manage customers’ security 24 hours a day, seven days a week;

•	define and implement professional, customized network security policies;

•	easily install software updates across its installed base;

•	regularly review customers’ security and provide detailed reporting and analysis; and

•	mitigate the up-front cost of a security system purchase and setup.

Other Products

We offer additional upgrades and options, including:

•	Model upgrades to increase performance and feature attributes to that of any higher model in the line (Firebox X);

•	Port upgrades to activate three additional ports (Firebox X Core and Peak);

•	Mobile-user VPN for telecommuting or traveling employees (all models except the V10);

•	Vulnerability assessment powered by Qualys, Inc. to identify and correct vulnerabilities before an attack is launched (all models);

•	Desktop virus protection with McAfee Virus Scan ASaP for Microsoft Windows 98, NT and 2000 operating systems (all models);

•	High Availability for security appliance failover protection (Firebox X Core and Peak and Firebox Vclass);

•	Web-Blocker content filtering to restrict Web site access (Firebox X and Firebox SOHO);

•	Gateway AntiVirus for Email for scanning and blocking viruses at the gateway (Firebox X Peak* and Core);

•	Gateway AV and IPS for scanning and blocking viruses, intrusions, IM and P2P applications at the gateway (Firebox X running Fireware Pro)*;

•	VPNForce Port to secure wireless users’ connections with IPSec and route the wireless user traffic through secure branch office VPNs to an enterprise’s trusted network (available on Firebox SOHO 6 Wireless);

•	Dual ISP Port Upgrade failover protection (Firebox SOHO);

•	SpamScreen to filter or identify email spam (Firebox X Peak* and Core); and

•	User limit upgrades (Firebox SOHO).

*	Expected availability in the first half of 2005.

Customer Service

We consider our commitment to customer service to be a competitive advantage for us. Our staff of technical support representatives serves our end-users and our reseller, distributor and service provider partners by phone and via the Internet. We offer support to our partners that have representatives who have passed our required technical training. For our end-users, we offer the two technical support programs described above, our Standard Technical Support Service and our Gold Technical Support Service Upgrade. In addition to our technical support staff, we offer all of our authorized customers access to our Web-based technical support self-help toolset 24 hours a day, seven days a week. These tools include comprehensive frequently asked questions, a listing of all known issues with our current software version (and any available “work-arounds” or fixes), and an interactive Web forum that allows customers to post WatchGuard-related technical questions to other customers and our technical moderator.

The WatchGuard Team of Experts

Our Rapid Response team identifies, analyzes and generates responses to new Internet security threats. To identify new threats, the team monitors a wide variety of Internet sources related to network security, including newsgroups, vendor Web sites, security-related bulletin boards, and even underground “black hat” sites (sites that promote destructive computer hacking that typically involves the commission of a criminal act). When the Rapid Response team identifies an emerging security threat, it alerts LiveSecurity Service subscribers with concise, prompt emails, written understandably and including step-by-step countermeasures that bolster defenses. In conjunction with our Rapid Response team, world-class outside experts also provide continuing education and editorials on the rapidly changing subject of Internet security. Our Rapid Response service broadcasted more than 156 LiveSecurity articles during 2004.

Licensing and Pricing

We offer our resellers, distributors and service provider partners discounts from our suggested retail prices. In addition, we offer educational discounts and promotional pricing as appropriate. All customers that purchase our Firebox products receive a perpetual license for our security and management software, which is included in the system price. Each end-user purchaser of our current products also receives a renewable 90-day subscription to our standard LiveSecurity Service. For services such as Gateway AV that have a software component, end-user purchasers receive a perpetual license to the software component, which is included in the initial purchase price of the service. For our managed security solution, the service provider buys a license to use our NOC security suite management and security software. In addition, the service provider must have an active subscription to the LiveSecurity Service for each end-user security appliance that it manages.

Sales, Marketing and Distribution

Because the need for Internet security crosses geographic and economic boundaries, our business opportunity extends worldwide to all business segments. Since our inception, we have invested heavily in worldwide sales and marketing. International sales generated 56% of our revenues in both 2003 and 2004.

We sell our security solutions through distributors, value-added resellers, or VARs, and service providers, which resell our products and services to end-users spanning a wide variety of industries and more than 150 countries. We also sell our managed security solution products and services directly to service providers. As of December 31, 2004, we had shipped over 300,000 of our security appliances to our distribution network. Examples of members of our distribution network include:

•	distributors, such as Ingram Micro, Tech Data, Wick Hill Group and Alternative Technologies;

•	VARs, such as Secure Networks Ltd., Century Computing Ltd., Taskarena IT-Solutions GmbH, Softbank, Fujitsu Business Systems, Ltd. and Network Computing Architects, Inc.;

•	direct marketers, such as CDW Computer Centers, Insight Enterprises, Dell and PC Connection; and

•	service providers, such as AT&T Global Network Services Hong Kong Limited (AGNS Ltd.), Deutsche Telekom, Internet Initiative Japan, KPN, Easynet and Star Internet.

As part of our distribution network, thousands of resellers worldwide sell our security solutions. In 2004, we continued to enhance our channel network, focusing our efforts on channel customers capable of assisting us in growing our business and expanding our reach in the SME market. Two of our channel customers, Tech Data and Ingram Micro, accounted for 16.2% and 16.7%, respectively, of our revenues in the year ended December 31, 2004 on a global basis. One of the key programs we utilize worldwide to increase the productivity of our reseller channel is our authorized reseller program, called the WatchGuard Secure Partner Program, or WSP Program. The WSP Program offers programs and financial benefits to security-focused resellers who meet technical and sales certifications and promote WatchGuard to end-users. At the end of 2004, we had authorized over 1,000 WatchGuard Secure Partners worldwide. Our agreements with our distribution network are nonexclusive.

We divide our sales organization geographically and by channel customer focus. We have sales teams specifically responsible for the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific. Our sales professionals are typically local nationals who live and work in their designated geographic regions. We also assign sales resources to specific channel categories, including distribution, resellers and managed security providers. In the Americas, our national account managers are responsible for our relationships with our distribution and e-tail network, helping them sell and support key reseller accounts and acting as a liaison to our marketing and product development organizations. In addition, our national account managers help to recruit new resellers and generally promote the sale of our products to end-user customers.

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

The growth rate of our domestic and international sales has been and may in the future be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer-buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenues during the quarter’s last month and the latter half of the last month.

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

As of December 31, 2004, we employed 97 people on our research and development staff. Research and development expenses were $20.9 million in 2002, $20.8 million in 2003 and $18.1 million in 2004. We have product development facilities in Seattle, Washington, San Jose, California and Tustin, California.

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

In the market for network security solutions, we compete on the basis of technological expertise and functionality, breadth of service and product technology and features, ease of installation and management, performance, updatability, scalability, brand recognition, price, customer support and distribution capability. Currently, the primary competitors in our industry include Check Point Systems, Inc., Cisco Systems, Inc., Fortinet Inc., Juniper Networks, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our smaller competitors that specialize in providing protection from a single type of Internet security threat are often able to deliver these specialized Internet security products to the market more quickly than us. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, as has happened as a result of Juniper’s acquisition of Netscreen Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

While some of our competitors have traditionally targeted either large-enterprise security needs or consumer security needs, these vendors could adapt their existing products to make them more attractive to our markets. If these or other of our competitors were to focus their greater financial, technical and marketing resources on our markets, our business could be harmed. In addition, as our security solutions are adopted by larger enterprises, we expect to see increased competition from our competitors that traditionally target large-enterprise security needs. Increased competition in any of our markets could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

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

The following are trademarks of ours or our affiliates: WatchGuard® is a registered trademark in the United States, the European Union, Canada, Norway, Australia, New Zealand, Indonesia, Singapore, Japan and Mexico, RapidStream® is a registered trademark in the United States, Japan, the European Union and South Korea, Designing Peace of Mind® is a registered trademark in the United States, the WatchGuard logo is a registered trademark in the United States, LiveSecurity® is a registered trademark in the United States, the European Union, Canada, Japan and Mexico, Firebox® is a registered trademark in the United States, Canada and Japan, RapidCore® is a registered trademark in the United States, the European Union and Japan, ServerLock® is a registered trademark in the United States, Australia, Japan, Norway and Singapore, AppLock® is a registered trademark in the United States and LockSolid® is a registered trademark in the United States, Australia, Japan, New Zealand, Canada, the European Union, Indonesia, Singapore and Norway. Applications to register the WatchGuard, LiveSecurity, Firebox, AuditScan, Firecore, Fireware, Know What To Do and RapidCore trademarks are pending in other jurisdictions.

We also have other trademarks in use in the United States that do not currently have applications pending in any jurisdiction. We have twelve issued patents and sixteen patents pending.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, the necessary licenses may not be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition and operating results. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis can limit our ability to protect our proprietary rights in our products.

U.S. Government Export Regulation Compliance

Our products are subject to U.S. governmental regulations governing the export of encryption commodities and software. In recent years, however, U.S. legislation has relaxed export controls on encryption. U.S. law now allows the export of encryption commodities and software of any strength to nongovernmental end-users located in any country except those designated as embargoed or otherwise restricted by the U.S. government, subject to streamlined reporting requirements. To satisfy these encryption export reporting requirements, we use data gathered from end-users during product registration. WatchGuard’s encryption technology and software have been approved for export by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, under an export license exception granted after previous technical reviews by the BIS. The approved technology and software include our branch office and remote user VPN software and our Firebox II, Firebox III, Firebox Vclass and Firebox X lines of security appliances. The BIS has granted Retail export status to our Firebox III 500 and 700 appliances, Firebox V10 and Firebox X500 appliances and the appliances in the Firebox Edge, Firebox Edge Wireless and Firebox SOHO product lines, which use encryption in branch office VPN software. We are eligible to export products that qualify for retail export status to all nonembargoed and nonrestricted foreign end-users, including government entities.

Manufacturing

We currently outsource all hardware manufacturing and assembly for our Firebox Vclass products to Washington-based TFS Corporation, for our Firebox X Core line of products to Lanner Corporation, a Taiwan

Republic-of-China-based company, for our Firebox X Peak line of products, expected to be available in the first half of 2005, to Advantech, a Taiwan Republic-of-China-based company and for our Firebox X Edge and Firebox SOHO product to SerComm Corporation, also a Taiwan Republic-of-China-based company. All contract manufacturers are certified as meeting the International Organization for Standardization’s quality assurance standards ISO 9001 and 9002. Each of our off-shore contract manufacturers has contracted back-up manufacturing facilities and production capacity in case of disaster. Worldwide distribution is currently performed at our distribution facility in Seattle, Washington.

Employees

As of December 31, 2004, we had 304 employees. Of these, 109 were employed in sales and marketing, 32 in finance and administration, 66 in customer support and operations and 97 in research and development. We are not a party to any collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe we have good relations with our employees.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of December 31, 2004, we had an accumulated deficit of approximately $138.0 million. Although our revenues have increased each year since we began operations, we may not be able to continue to grow our revenue in the future, and even if we do, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses. We expect that over time we will have to increase our operating expenses in connection with:

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	continuing to drive demand of our products;

•	hiring additional personnel;

•	upgrading our information and internal control systems;

•	pursuing additional strategic acquisitions; and

•	meeting enhanced regulatory and corporate governance requirements.

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

We base our spending levels for product development, sales and marketing and other operating expenses largely on our expected future revenues. Because our expenses are largely fixed for a particular quarter or year, we may be unable to reduce our spending in time to compensate for any unexpected quarterly or annual shortfall in revenues. If this occurs our operating results could fall below the expectations of securities analysts and investors, which could result in a decline in our stock price.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations in this annual report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Significant assumptions and estimates used in preparing our consolidated financial statements include those related to:

•	revenue recognition, including sales returns and allowances;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves; and

•	analysis of impairment of goodwill and other long-lived intangible assets.

Examples of estimates we have made include, but are not limited to, those associated with the costs of excess and obsolete inventory, costs of our 2001 and 2002 restructuring, impairment analysis of the intangible assets obtained in our 2002 acquisition of RapidStream, as well as goodwill relating to the acquisitions of BeadleNet LLC, Qiave Technologies Corporation and RapidStream, Inc. The estimates may prove to be inaccurate. For example, the costs of excess and obsolete inventory may increase above current estimates if our revenues fall below our sales forecasts. Although we do not anticipate further significant adjustments to our 2001 and 2002 restructuring in addition to the $1 million charge we recorded in the fourth quarter of 2003 and the $400,000 charge we recorded in the third quarter of 2004, the actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for our excess facilities or if there are further changes in the real estate market where excess facilities are located.

If potential customers do not accept our Firebox products and related optional products and services, including the LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and related optional products and services, including the LiveSecurity Service, and we cannot succeed if the market does not accept these products and services. Some of our Firebox products, particularly our key Firebox X line of products, however, are relatively new and unproven. The Firebox X Core line of products has only been available since February 2004 and the Firebox X Edge line of products has only been available since August 2004. In addition, we have only recently begun to focus on marketing and selling the related optional products and services, and we may be unsuccessful in marketing, selling and delivering these types of options. The Firebox X family of products, which replaces a product line that represented a majority of our revenues and augments our existing SOHO security products, also represents a new approach to providing security to the SME in that the products are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product or the upgrades necessary for customers to take advantage of the expandability. If customers purchase less expensive models than they otherwise would because of the ability to later upgrade the product, but then fail to purchase upgrades, our revenues from those products would be negatively affected. In addition, we may have to continue or increase discounts on the old SOHO product line to maintain an acceptable level of sales, which could also adversely affect our revenues. If sales of our Firebox products do not meet expectations, we may have excess inventory of products or components, and such excess inventory would have a negative impact on our operating results.

To receive our LiveSecurity Service and other optional services, enterprises are required to pay an annual subscription fee, either to us or, if they obtain the service through one of our channel customers, to the channel customer. SMEs may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information or to obtain additional security-related features and services. Because our LiveSecurity Service is an innovative service, and our other subscription services are new and unproven, we may not be able to accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Internet security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Internet security to third parties may not achieve significant market acceptance.

If we are unable to compete successfully in the highly competitive market for Internet security products and services for any reason, including because current or potential competitors gain competitive advantage through partnering or acquisition, our business will fail.

The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point Systems, Inc., Cisco Systems, Inc., Fortinet Inc., Juniper Networks, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our smaller competitors that specialize in providing protection from a single type of Internet security threat are often able to deliver these specialized Internet security products to the market more quickly than us. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, as has happened as a result of Juniper’s acquisition of Netscreen Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

While some of our competitors have traditionally targeted either large-enterprise security needs or consumer security needs, these vendors could adapt their existing products to make them more attractive to our markets. If these or other of our competitors were to focus their greater financial, technical and marketing resources on our markets, our business could be harmed. In addition, as our security solutions are adopted by larger enterprises, we expect to see increased competition from our competitors that traditionally target large-enterprise security needs. Increased competition in any of our markets could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

We rely on third-party channel customers to generate most of our revenues, and if they fail to perform, our ability to sell our products and services will be limited.

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. To the extent our channel customers are unsuccessful selling our products, or we are unable to partner with and retain a sufficient number of channel customers in each of the regions in which we sell products, our ability to sell our products and services will be limited. Our channel customers also have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. The loss of one or more of these channel customers, a reduction in their sales or a reduction in our share of their sales of Internet security products, particularly if any such changes result in increased sales of competitive products, could harm our business. In addition, we are still in the process of reorganizing our channel in the Asia Pacific region and, particularly, Japan. If this reorganization causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers.

Channel customers often specialize in selling certain types of products or in selling to specific segments of the market. To be successful, we must therefore have the right channel customers selling our products in the appropriate market segments as well as have a sufficient number of channel partners selling our products. To the extent that we are unable to partner with and retain the right channel customers to sell our products, or that we introduce new products that our channel customers are unable to sell effectively, our ability to sell our products and services will be limited. For example, our Firebox X Peak line of products that we expect to introduce in the first half of 2005 are targeted at SME customers that are typically larger or more sophisticated in their use of the Internet than those buying our other Firebox X products. If our current channel customers are unable to sell this product line effectively, of if we are unable to join with and retain channel customers that can sell this product line effectively, our ability to sell this product line and related services may be limited.

Implementation of anticipated changes in our revenue policies related to third-party channel customers could negatively affect revenues in 2005.

We recognize revenue from a majority of our channel customers when we sell product to them (the “sell in” method) rather than when they in turn sell the product to their end customers (the “sell through” method). Due to changes in contractual obligations with certain channel customers in North America, Australia and New Zealand and the need to offer promotional programs to give us the flexibility in those markets to be more competitive, responsive and effective, we will be required to recognize revenue on a sell through method rather than a sell in method for these customers. The contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition will occur in the first quarter of 2005. If we are successful in achieving our desired results, we will evaluate taking similar measures with customers in other parts of the world. When a channel customer is converted from a sell in method to a sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, and revenue from products already in that channel customer’s inventory (and for which revenue was already recognized by us) cannot be recognized when those products are sold through to end customers. No revenue can therefore be recognized from a converted channel customer until after the inventory existing at the time of the conversion is sold through to end customers. Based on current channel inventory levels and our projections of sales to end customers, we estimate that this conversion will have a $2 million to $3 million adverse effect, in the aggregate, on our revenues reported in the first quarter of 2005, with the possibility of some carryover to the second quarter of 2005 if all of the previously recognized sales into the channel customer’s inventory are not depleted by the end of the first quarter of 2005. Upon completion of this conversion of channel customers in North America, Australia and New Zealand, we expect that business conducted on a sell through method will generate approximately 50% to 60% of our total revenues. To the extent additional channel customers are converted, there will be an adverse effect on revenues for the quarter in which those conversions take place, with the magnitude depending on the inventory levels in those channel partners at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to establish that we can obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers of that channel customer. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results would be harmed.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the recent introduction of our Firebox X line of products, which replaced the Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, the Firebox III and then later the Firebox X Core and Firebox X Edge security appliances, we experienced an increase in returns of previous products and product versions. Provisions for returns and allowances were $7.3 million in 2003 and $8.1 million in 2004, or 8.4% and 8.9% of total revenues before returns and allowances. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product lines, including the expected release of the Firebox X Peak product line in the first half of 2005, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

Customer demand, competitive pressure and rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to introduce new or improved products and services, or update existing products or services, timely and successfully.

To succeed, we must continually change and improve our products, add new products and services, and provide updates to products and services in response to changes in customer demand, competitive pressure, rapid technological developments and changes in operating systems, Internet access and communications, application and networking software, computer and communications hardware, programming tools, computer language technology and computer hacker techniques. We may be unable to successfully and timely develop and introduce these new, improved or updated products and services or achieve and maintain market acceptance for new, improved or updated products and services we develop and introduce.

The development and introduction of new, technologically advanced Internet security products and services, or providing updates to existing products or services, is a complex and uncertain process that requires great innovation, the ability to anticipate technological and market trends, the ability to deliver updates to a large customer base efficiently and in a timely fashion and the ability to obtain required domestic and foreign governmental and regulatory certifications. Because Internet security technology is complex and often contains encryption technology, it can require long development, testing and certification periods.

Releasing new or improved products and services, or updates to products or services, prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past, we have experienced delays in the scheduled or expected introduction of new, improved and updated products and services, and in the future we may experience delays, or be unable to introduce an expected new, improved or updated product or service at all. When we do introduce new or enhanced products and services, we may be unable to successfully manage the transition from the older products and services to minimize disruption in customer-ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand. In the past, when we have introduced new or improved products or services, we have experienced issues with the transition, which had an adverse effect on our operating results. These have included, but were not limited to, issues such as excess inventories of products that were replaced that we had difficulty selling as customer demand for those product decreased, shortages of new product due to manufacturing and delivery issues that prevented us from delivering enough new product to meet demand and lower-than-expected initial sales of new or improved products as our sales personnel and channels adapted to selling the new or improved products or services.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The growth rate of our domestic and international sales has been and may in the future be lower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer-buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have received a substantial portion of a quarter’s sales orders and earned a substantial portion of a quarter’s revenues during the quarter’s last month and the latter half of the last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

We may be unable to deliver our products and services if component manufacturers fail to supply component parts with acceptable quantity, quality and cost.

We obtain the component parts for our hardware from a variety of manufacturers. Companies in the electronics industry regularly experience lower-than-required component allocations, and the industry is subject to frequent component shortfalls. We have experienced such component shortfalls recently, with memory and flash component manufacturers providing these components on a limited allocation basis only. Although we have found additional or replacement sources for hardware components in the past, it is possible that we might not be able to find additional or replacement sources for our hardware components to address future shortfalls. Even if we find replacement sources, our operations could be disrupted or negatively affected if we have to add or switch to a replacement vendor, if our component supply is interrupted for an extended period or if the costs of the components increase due to shortages, which could result in loss of customer orders and revenue.

We may be unable to deliver our products and services if manufacturers fail to supply finished product with acceptable quantity, quality and cost.

We rely on third-party contract manufacturers for the assembly of all of our security appliance hardware platforms and for the design of certain of our security appliance hardware platforms. If a third-party manufacturer fails to or inadequately performs its obligations, we may be required to find a replacement, possibly on relatively short notice. Moreover, our contract manufacturers may not be able to react quickly if our forecasts exceed or fall short of our predictions. Even if we are able to find a replacement source for these finished products on a timely basis, our operations could be disrupted if we have to add or switch to a replacement manufacturer, particularly if we were required to replace or redesign a hardware platform, or if our finished goods supply is interrupted for an extended period, which could result in loss of customer orders and revenue.

We may be unable to deliver our products and services if we cannot continue to license third-party technology that is important for the functionality of our products or for delivering new products.

Our success will depend in part on our continued ability to license technology that is important for the functionality of our products and for the delivery of new products based on third-party technology. A significant interruption in the supply of a third-party technology, including open source software, could delay our development and sales of existing, updated or new products until we can find, license and integrate equivalent technology. This could damage our brand and result in loss of current and potential customers. Although we believe that we could find other sources for the technology we license, alternative technologies may be unavailable on acceptable terms, if at all. We depend on our third-party licensors to deliver reliable, high-quality products, develop new products on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. We also depend on the continued compatibility of our third-party software with future versions of our products.

If we do not retain our key employees, if changes to the management team cause disruption or if new management team members fail to perform, our ability to formulate and execute our business strategy will be impaired.

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management team recently, including the addition of a new chief executive officer and interim chief financial officer in 2004 and a new vice president of North American sales in 2005. If these changes have a negative impact on our operations, our business and operating results could be adversely affected.

Because many potential customers do not fully understand or remain unaware of the need for comprehensive and up-to-date Internet security, may perceive it as costly and difficult to implement, or may not understand the components of comprehensive Internet security well enough to effectively compare competitive offerings, our products and services may not achieve market acceptance.

We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for comprehensive and up-to-date Internet security products and services, and also may not fully understand the components of comprehensive Internet security well enough to effectively compare competitive offerings. Any inability to effectively compare competitive offerings may give companies with greater resources or more recognizable brands a competitive advantage over us. In addition, historically, only enterprises having substantial resources have developed or purchased comprehensive Internet security solutions and kept such security up to date. Also, there is a perception that comprehensive Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for comprehensive and up-to-date Internet security and we can convince our potential customers of our ability to provide this security in an integrated, cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for comprehensive and up-to-date Internet security and the benefits of our products and services, our efforts may be unsuccessful.

We may be unable to adequately expand and adapt our operational systems to accommodate growth or recent changes in how we deliver our products and services to customers, which could harm our ability to deliver our products and services.

Our operational systems have not been tested at the customer volumes that may be required in the future. In addition, our operational systems required for the delivery of products and services through license-key activation were not originally designed for the combination of the number of product and service offerings and customer volumes that may be required in the future, and we will have to update and expand our operational systems to accommodate this activity. We may be unable to update and expand our operational systems in a timely fashion or without disruption to our business, and we may encounter performance difficulties when operating with a substantially greater number of customers or a substantially greater number of products and services offered through license-key activation or a combination of the two. These difficulties could harm our ability to deliver our products and services. An inability to add software and hardware or to develop and upgrade existing technology or operational systems to handle increased traffic or increased number of products and services offered through license-key activation may cause unanticipated system disruptions, slower response times and poor customer service, including problems filling customer orders.

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

Our operations, customer service, reputation and ability to attract and retain customers depend on the uninterrupted operation of our operational systems. Although we utilize limited off-site backup facilities and take other precautions to prevent damage, failure or interruption of our systems, our precautions may be inadequate. Any damage, failure or interruption of our computer or communications systems could lead to service interruptions, delays, loss of data and inability to accept and fill customer orders and provide customers with our LiveSecurity Service and other optional services.

Governmental controls over the export or import of encryption technology could cause us to lose sales.

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies in a timely fashion, if at all, could adversely affect our international and domestic sales. The United States and various other countries have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This, in turn, could result in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the U.S. and international Internet security markets.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. For example, our former Vice President of America Sales recently joined our competitor SonicWALL as its Vice President of Channel Sales. We filed a complaint in federal court against this former employee and SonicWALL to prevent the misappropriation of our trade secrets and to enjoin the acts of unfair competition by this former employee and SonicWALL. We may, however, be unsuccessful in protecting our trade secrets or, even if successful, any required litigation may be costly and time consuming, which could harm our business. Moreover, we face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet.

If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have twelve issued patents and sixteen patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

Intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

In the future, we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of its success, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation could also force us to:

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 56% of our revenues in both 2003 and 2004. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

Our existing capital and future revenues may therefore be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital. We may seek additional funding through:

•	public or private equity financings, which could result in significant dilution to stockholders;

•	public or private debt financings; and

•	capital lease transactions.

Financing, however, may be unavailable to us when needed or on acceptable terms.

Our stock price is volatile.

The trading price of our common stock could be subject to fluctuations for a number of reasons, including:

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

Our principal administrative, marketing, sales, development and operations facility is located in Seattle, Washington. We lease approximately 100,000 square feet in this facility (including space that is subleased) under a lease that expires in September 2010. We have the option to extend the lease for an additional five-year term. We also maintain a product fulfillment and distribution warehouse in Seattle under a lease that expires in April 2006, a satellite office in San Jose, California under a lease that expires in May 2005 and an office for development personnel in Tustin, California under a lease that expires in October 2005. In addition, we lease facilities in Aliso Viejo, California and Waltham, Massachusetts under operating leases that expire between 2005 and 2007 and we lease offices for sales activities in various regions throughout the world. Our excess facilities at our corporate headquarters in Seattle, and in Aliso Viejo and Waltham, are partially subleased to tenants, with sublease terms that expire between 2005 and 2010.

ITEM 3.	LEGAL PROCEEDINGS

On March 23, 2005, we filed a complaint in United States District Court for the Northern District of Texas against a terminated former employee, Michael N. Valentine, and his new employer, SonicWALL, Inc., a direct competitor of ours. We filed the complaint to prevent the misappropriation of our trade secrets and to enjoin the acts of unfair competition by Valentine and SonicWALL. Valentine currently works for SonicWALL as its Vice President of Channel Sales. Valentine previously worked for us in a similar position, as our Vice President of America Sales. As Vice President of America Sales, Valentine received trade secret and proprietary information about our products, sales practices and employees. Valentine owed a contractual duty, as well as a common law fiduciary duty of loyalty, to us not to use or disclose that proprietary information, particularly for the benefit of a competitor. We believe that Valentine’s new employer, SonicWALL, encouraged Valentine to breach his obligations to us and has used our trade secrets to actively engage in a campaign to induce key sales employees to leave us and breach their contractual obligations to us. We have asserted causes of action against both Valentine and SonicWALL for misappropriation of trade secrets and unfair competition. Additionally, we have brought causes of action for breach of contract and breach of fiduciary duty against Valentine and a cause of action for tortious interference with existing contracts against SonicWALL. In this complaint, we seek injunctive relief, compensatory and punitive damages, and costs of suit. We may be unsuccessful in obtaining the full remedies that we are seeking in this litigation and, even if we are successful, the litigation may be costly and time consuming.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the Nasdaq National Market on July 30, 1999 under the symbol WGRD. The following table lists, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2003
First quarter	$9.00	$4.91
Second quarter	6.90	4.24
Third quarter	5.72	3.85
Fourth quarter	7.20	5.21

Year Ended December 31, 2004
First quarter	8.58	5.70
Second quarter	8.80	5.78
Third quarter	7.48	4.15
Fourth quarter	5.19	3.59

The last reported sale price of our common stock on the Nasdaq National Market on March 1, 2005 was $3.67 per share.

Holders

As of March 1, 2005, there were approximately 143 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” through brokers or other fiduciaries.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004 (3)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product (1)	$52,010	$46,748	$52,912	$52,470	$54,398
Service	8,693	17,390	22,300	27,095	28,369

Total revenues	60,703	64,138	75,212	79,565	82,767
Cost of revenues:
Product	18,932	20,658	19,888	23,580	24,889
Service	2,987	5,824	5,969	6,082	5,554

Total cost of revenues	21,919	26,482	25,857	29,662	30,443

Gross margin	38,784	37,656	49,355	49,903	52,324
Operating expenses:
Sales and marketing	24,213	29,717	33,693	31,665	32,900
Research and development	13,900	18,854	20,858	20,793	18,143
General and administrative	6,001	7,726	7,804	8,045	8,828
Stock-based compensation	8,407	9,433	1,450	244	21
Amortization of goodwill	1,005	7,347	—	—	—
Amortization of other intangible assets acquired	2,823	3,595	4,378	1,963	974
Impairment of other intangible assets acquired	—	—	6,677	3,530	—
Acquired in-process technology	4,399	—	1,179	—	—
Restructuring charges	—	3,720	8,091	1,000	400

Total operating expenses	60,748	80,392	84,130	67,240	61,266

Operating loss	(21,964)	(42,736)	(34,775)	(17,337)	(8,942)
Interest income, net:
Interest income	6,565	5,918	3,208	1,288	1,256
Interest expense (1)	(50)	(2)	—	(19)	(40)

Total interest income, net	6,515	5,916	3,208	1,269	1,216

Loss before income taxes	(15,449)	(36,820)	(31,567)	(16,068)	(7,726)
Income tax provision (benefit)	215	157	29	34	(45)

Net loss	$(15,664)	$(36,977)	$(31,596)	$(16,102)	$(7,681)

Basic and diluted net loss per share (2)	$(0.66)	$(1.38)	$(1.02)	$(0.49)	$(0.23)

Shares used in calculation of basic and diluted net loss per share (2)	23,556	26,723	31,029	32,889	33,489

(1)	Reflects the reclassification of early pay incentive discounts from interest expense to product revenues, in accordance with generally accepted accounting principles, for all periods presented. See Note 13 to our consolidated financial statements for further discussion.
(2)	See Notes 1 and 6 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.
(3)	Operating results for the year ended December 31, 2004, include the cumulative effect of certain prior period errors determined to be immaterial, both individually and in the aggregate, to our previously issued consolidated financial statements. See Note 13 to our consolidated financial statements for further discussion regarding our accounting treatment for these items.

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data: (1)
Cash, cash equivalents and short-term and available for sale investments	$112,115	$110,743	$86,302	$78,789	$76,849
Short-term deferred revenues	11,874	14,174	17,019	15,675	17,402
Working capital	113,957	103,249	73,786	64,524	60,593
Long-term deferred revenues	—	1,535	1,432	1,072	1,818
Long-term accrued restructuring and acquisition costs	—	652	5,539	4,268	3,599
Long-term deferred rent	2,223	2,360	1,553	1,525	1,447
Long-term debt	—	—	—	—	—
Total assets	198,261	175,121	190,494	172,160	168,481
Total stockholders’ equity	172,405	148,304	151,764	137,338	132,131
Dividends payable	—	—	—	—	—

(1)	Certain prior-year items have been reclassified to conform to the current-year presentation including the reclassification of (i) certain leasehold improvements previously netted against the related deferred rent liability from accrued expenses and other liabilities to property and equipment, and (ii) certain deferred rent liabilities from accrued expenses and other liabilities to long-term deferred rent.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of WatchGuard’s financial condition and operating results. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. References to “we,” “our” and “us” in this annual report refer to WatchGuard Technologies, Inc. and our wholly owned subsidiaries.

Overview

We are a leading provider of network security solutions designed to protect small- to medium-sized enterprises, or SMEs, that use the Internet for e-commerce and secure communications. We provide SMEs worldwide with integrated and expandable network security solutions employing multi-layered defenses designed to protect not only against existing threats, but against future threats, in an intelligent way backed by an intuitive user interface and the expert guidance and support of our LiveSecurity Service. With the risk that threats and attacks will compromise multiple access points in a corporate network, an effective security solution requires more layers of defense than just firewalls for access control and virtual private networks, or VPNs, for secure communications. A security solution that integrates multiple layers of defense, however, must do so efficiently to preserve performance and remain flexible enough to adapt to future threats and attacks in the evolving security landscape.

Thousands of enterprises worldwide use our award-winning products and services to meet these requirements. The core of our products and services is our family of integrated, expandable Firebox X security solutions. We offer firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, gateway and desktop anti-virus protection and vulnerability assessment services. Our Firebox X security solutions allow users to upgrade to any higher model in the particular line simply by applying a software license key. We also offer our customers a unified management interface that allows even the non-security professional to effectively install, configure and monitor our security products, as well as the networking features required for more complex network installations. In addition, our innovative subscription-based LiveSecurity Service provides our customers with access to expert guidance and support so they can protect their data and communications in a continuously changing environment.

Our market spans the SME market, from smaller-sized companies, for which ease-of-use is a primary requirement, to medium-sized companies, including those with high-speed connections supporting VPNs between the corporate headquarters and geographically dispersed branch offices, for which performance, scalability and networking features are key requirements. Our security solutions also give enterprises a security management choice. An enterprise can manage its own Internet security with our product offerings or outsource its security management to an Internet service provider or other managed service provider implementing our managed security solutions. For the service provider, our technology improves the economics of managed security services through a scalable delivery platform that enables the service provider to remotely configure and manage thousands of customer sites quickly and easily.

We sell our network security solutions indirectly to end-users through a network that includes thousands of distributors and resellers, and we have customers located in over 150 countries. We also sell directly and indirectly to a number of service providers that implement our managed security solution and resell to end-users. As of December 31, 2004, we had shipped over 300,000 of our security appliances.

Since January 2003, we have continued to invest heavily in the development of our products as follows:

•	In March 2003, we introduced the Firebox S6 and Firebox S6tcVPN firewall and VPN network security appliances for small businesses, remote offices and telecommuters, which were fully localized for the Japanese market.

•	In March 2003, we introduced the Firebox V60L, an addition to our line of Firebox Vclass security appliances. The new product is designed to provide mid-size enterprises with firewall/VPN performance and scalability superior to other solutions in the same price range.

•	In March 2003, we introduced the Firebox 500, an addition to our Firebox III family of sophisticated, easy-to-manage security solutions for SMEs. The new product is a hardened firewall appliance for small businesses requiring perimeter security, mobile user VPN support and Web content control.

•	In March 2003, we introduced the Firebox V200, which extended our line of high-performance Firebox Vclass security solutions. The new product was designed to eliminate the need for multiple appliances in environments requiring multi-gigabit throughput, thereby providing a cost-effective, easy-to-implement solution for distributed enterprises and service providers.

•	In June 2003, we introduced the SOHO 6 Wireless product line, designed to provide a complete, robust wireless and scalable wired security solution in a single firewall/VPN appliance for small businesses, remote offices and telecommuters.

•	In September 2003, we introduced our AuditScan network vulnerability assessment service, as an option to WatchGuard customers, available beginning in the fourth quarter of 2003 through the LiveSecurity Service subscription. AuditScan service has been developed in partnership with Qualys, Inc., a leading Web service provider of network security audits and vulnerability management, and is designed to enable organizations to perform independent network security audits quickly, easily and cost effectively.

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

•	In August 2004, we extended the Firebox X family of integrated, upgradeable security appliances to address the needs of remote offices, telecommuters and small businesses with the launch of the Firebox X Edge line, designed to provide commercial-class security at the furthest points of the network at an affordable price point.

•	In December 2004, we made available the WatchGuard Gateway AntiVirus for email for our Firebox X line of integrated, upgradeable security appliances. This robust signature-based solution, combined with our existing deep application inspection capability, is designed to provide comprehensive security against email borne threats at an affordable cost.

•	In December 2004, we extended the Firebox X Edge line with a wireless version offering secure 802.11g wireless connection, and enhanced the Edge software for wired and wireless to include WAN / WAN failover and WAN / Modem failover for greater reliability.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including sales returns and allowances;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves; and

•	analysis for impairment of goodwill and other long-lived intangible assets.

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

Revenue Recognition

Revenue recognition rules for software companies are complex. Although we follow specific and detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. The complexity of the revenue recognition rules and estimates inherent in the revenue recognition process makes revenue results difficult to predict, and any shortfall in revenues or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We generate revenues through:

•	sales of products and service subscriptions indirectly through our distribution network at a discount from list price;

•	sales of products and service subscriptions to our service provider customers at volume pricing rates; and

•	sales of service subscription renewals directly to end-users, generally at the manufacturer’s suggested retail price.

Product revenues, net of sales returns, allowances and promotions, include:

•	sales of our Firebox products, bundling our security appliances and perpetual software licenses as part of our security solution;

•	revenues from license sales of software options, such as user expansion, software management modules and the license portion of subscriptions; and

•	revenues from sales of our network operations center security suite software license as part of our managed security solution.

Revenues from products are generally recognized upon delivery if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence of fair value for undelivered elements of the arrangement has been established. While we generally recognize product revenues upon shipment, revenues from some distribution arrangements where the distributor has unlimited stock return and rotation rights are not recognized until the distributors sell the products to their customers.

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

When service fees are bundled with the sales of our products in multiple element arrangements, the elements of those arrangements are unbundled using our objective evidence of the fair value of the undelivered elements represented by our customary pricing for each element when sold in separate transactions. Since customers receive the services over a period of time, WatchGuard determines the fair value of the service portion of the arrangement as an undelivered element, based on the renewal price of the service. Changes in the composition of such multiple-element arrangements, our ability to identify the existence of the vendor-specific objective evidence for the elements in the arrangement or our ability to estimate the fair value of elements in existing arrangements or new service offerings could materially impact the amount of earned and unearned revenue.

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

Provision for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Judgment is required when we assess the ultimate realization of receivables, including the probability of collection and the creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have an adverse effect on our operating results.

Inventory Valuation

Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write our inventories down to estimated market value based on assumptions about future demand and market conditions. The introduction of new products that replace existing products, technological advances, and variation in market trends or customer preferences could, however, significantly affect these estimates and result in additional inventory write-downs, which could have an adverse effect on our operating results.

Restructuring

During 2001 and 2002 we implemented two restructuring plans and recorded significant accruals related to those restructuring plans. These accruals included estimates related to the abandonment of excess facilities. We later adjusted, as required, the restructuring accruals due to continued poor real estate market conditions in the areas where these excess facilities are located. The actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for excess facilities or if there are further changes in the real estate market in those areas where excess facilities are located. Any additional adjustments resulting from these factors could have a material effect on our financial condition and operating results.

Accounting for Goodwill and Other Long-Lived Intangible Assets

Our business acquisitions have resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed, including capitalized technology and other definite-lived intangible assets.

Pursuant to Statement of Financial Accounting Standards, or SFAS, 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment at least annually. Application of the goodwill impairment test may require judgments, including those inherent in the determination of fair value of the reporting unit in which the goodwill resides and the resulting determination of the implicit value of the goodwill. Significant judgments required to estimate the fair value include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value.

Separable intangible assets that do not have indefinite lives are amortized over their useful lives typically ranging between three and five years. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these assets are also periodically reviewed for the existence of facts and circumstances, both internal and external, which may suggest potential impairment. The determination of whether these intangible assets are impaired involves significant judgments based on short- and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to continue to develop and ultimately to commercialize the products based on these intangible assets, as well as our projections of future cash flows from these products. Changes in strategy and/or market conditions may result in an impairment charge to our operating expenses, which could have an adverse effect on our operating results.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 revised 2004 (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach described in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The requirements of SFAS 123(R) are effective for fiscal periods beginning after June 15, 2005, with early adoption of the standard permitted in periods in which financial statements have not yet been issued. SFAS 123(R) allows public companies to recognize compensation expense using either the modified prospective method or the modified retrospective method, which permits entities to restate based on amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently evaluating pricing models and the transition provisions of this standard.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our operating results. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues:
Product (1)	70.4%	65.9%	65.7%
Service	29.6	34.1	34.3

Total revenues	100.0	100.0	100.0
Cost of revenues:
Product	26.5	29.6	30.1
Service	7.9	7.7	6.7

Total cost of revenues	34.4	37.3	36.8

Gross margin	65.6	62.7	63.2
Operating expenses:
Sales and marketing	44.8	39.8	39.8
Research and development	27.7	26.1	21.9
General and administrative	10.4	10.1	10.7
Stock-based compensation	1.9	0.3	—
Amortization of other intangible assets acquired	5.8	2.5	1.2
Impairment of other intangible assets acquired	8.9	4.4	—
Acquired in-process technology	1.6	—	—
Restructuring charges	10.8	1.3	0.5

Total operating expenses	111.9	84.5	74.1

Operating loss	(46.3)	(21.8)	(10.9)
Interest income, net:
Interest income	4.3	1.6	1.5
Interest expense (1)	—	—	—

Total interest income, net	4.3	1.6	1.5

Loss before income taxes	(42.0)	(20.2)	(9.4)
Income tax benefit	—	—	(0.1)

Net loss	(42.0)%	(20.2)%	(9.3)%

(1)	Reflects the reclassification of early pay incentive discounts from interest expense to product revenues, in accordance with generally accepted accounting principles, for all periods presented. See Note 13 to our consolidated financial statements for further discussion.

Years Ended December 31, 2003 and 2004

Revenues

	Year Ended December 31,		Percent Increase
	2003	2004
Revenues (in thousands):
Product	$52,470	$54,398	3.7%
Service	27,095	28,369	4.7%

Total	$79,565	$82,767	4.0%

Revenues (as % of total revenues):
Product	65.9%	65.7%
Service	34.1	34.3

Total	100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Year Ended December 31,		Percent Increase
	2003	2004
Revenues (in thousands):
Americas	$38,269	$39,922	4.3%
EMEA	30,288	31,671	4.6%
APAC	11,008	11,174	1.5%

Total	$79,565	$82,767	4.0%

Revenues (as % of total revenues):
Americas	48.1%	48.2%
EMEA	38.1	38.3
APAC	13.8	13.5

Total	100.0%	100.0%

Revenue information for countries representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows:

	Year Ended December 31,		Percent Increase (Decrease)
	2003	2004
Revenues (in thousands):*
United States	$34,741	$36,224	4.3%
United Kingdom	13,574	12,775	(5.9)%

Revenues (as % of total revenues):
United States	43.7%	43.8%
United Kingdom	17.1%	15.4%

*	Country’s information is based on destination of original shipments.

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows:

	Year Ended December 31,		Percent Increase
	2003	2004
Revenues (in thousands):
Tech Data	$11,866	$13,435	13.2%
Ingram Micro	9,497	13,779	45.1%

Revenues (as % of total revenues):
Tech Data	14.9%	16.2%
Ingram Micro	11.9%	16.7%

The dollar and percentage increase in product revenues for 2004, as compared to 2003, primarily reflects unit shipments of our Firebox X and Firebox X Edge product lines, partially offset by a reduction in shipments and increased discounts on our Firebox III and Firebox SOHO product lines and a reduction in shipments of our Firebox Vclass product line during the current year. Our new Firebox X and Firebox X Edge product lines were introduced in February 2004 and August 2004, respectively. Revenues from our Firebox III product line decreased in 2004, as these products are being replaced by comparable new Firebox X products. Lower revenues from our Firebox SOHO product line is primarily due to introduction of the new Firebox X Edge line in 2004.

From a regional standpoint, revenues increased for both the Americas market and the international markets. Revenues from the Americas and the EMEA markets increased at a higher rate than revenues from the APAC market during 2004, primarily due to our realignment efforts in Japan taking longer than anticipated and delays in obtaining import licenses permitting the sale of certain of our products into China.

Given the continuing economic and geopolitical uncertainty and constrained corporate information technology spending, it is difficult to predict revenue levels in future quarters, which may decline or fluctuate more than they have historically.

We recognize revenue from a majority of our channel customers when we sell product to them (the “sell in” method) rather than when they in turn sell the product to their end customers (the “sell through” method). Due to changes in contractual obligations with certain channel customers in North America, Australia and New Zealand and the need to offer promotional programs to give us the flexibility in those markets to be more competitive, responsive and effective, we will be required to recognize revenue on a sell through method rather than a sell in method for these customers. The contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition will occur in the first quarter of 2005. If we are successful in achieving our desired results, we will evaluate taking similar measures with customers in other parts of the world. When a channel customer is converted from a sell in method to a sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, and revenue from products already in that channel customer’s inventory (and for which revenue was already recognized by us) cannot be recognized when those products are sold through to end customers. No revenue can therefore be recognized from a converted channel customer until after the inventory existing at the time of the conversion is sold through to end customers. Based on current channel inventory levels and our projections of sales to end customers, we estimate that this conversion will have a $2 million to $3 million adverse effect, in the aggregate, on our revenues reported in the first quarter of 2005, with the possibility of some carryover to the second quarter of 2005 if all of the previously recognized sales into the channel customer’s inventory are not depleted by the end of the first quarter of 2005. Upon completion of this conversion of channel customers in North America, Australia and New Zealand, we expect that business conducted on a sell through method will generate approximately 50% to 60% of our total revenues. To the extent additional channel customers are converted, there will be an adverse effect on revenues for the quarter in which those conversions take place, with the magnitude depending on the inventory levels in those channel partners at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to establish that we can obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers of that channel customer. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results would be harmed.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service subscriptions bundled with a hardware product sale, and revenues recognized for subscription renewals sold to the existing customer base. The dollar increase in service revenues for 2004, as compared to 2003, is primarily due to growth of our installed customer base, resulting in a greater number of LiveSecurity Service renewals, as well as initial purchases of new subscription-based products. This increase is partially offset by $600,000 of service revenues in the first quarter of 2003 generated from LiveSecurity services provided through certain managed security customers to end-users in prior periods, but that were identified by WatchGuard, through a license compliance initiative, as being previously unreported to WatchGuard by those customers.

Service revenues recognized from initial LiveSecurity Service subscription fees are generally related to product shipments in preceding quarters, while revenues recognized from LiveSecurity Service renewals depend on the existing customer base and the percentage of those customers eligible for renewal that elect to renew their subscriptions. A decline in product shipments will result in lower initial LiveSecurity Service subscriptions bundled with the products, while an increase in our installed customer base, even from declining product shipments, will increase the number of customers with the opportunity to renew their LiveSecurity Service subscriptions. Due to these factors, it is difficult to predict future service revenue levels.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Percent Increase (Decrease)
	2003	2004
Cost of revenues (in thousands):
Product	$23,580	$24,889	5.6%
Service	6,082	5,554	(8.7)%

Total	$29,662	$30,443	2.6%

Cost of revenues (as % of total revenues):
Product	29.6%	30.1%
Service	7.7	6.7

Total	37.3%	36.8%

Cost of revenues (as % of related revenue component):
Product	44.9%	45.8%
Service	22.4%	19.6%

Gross margin (in thousands):
Product	$28,890	$29,509	2.1%
Service	21,013	22,815	8.6%

Total	$49,903	$52,324	4.9%

Gross margin (as % of related revenue component):
Product	55.1%	54.2%
Service	77.6%	80.4%
Total	62.7%	63.2%

Gross margins are affected by various factors, including the volume discount level offered to our customers, the cost of our hardware appliances (including components and labor), costs of excess and obsolete inventory, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the mix of product and service sales (which include hardware and software products and LiveSecurity Service subscriptions), the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and warranty.

The dollar increase in cost of product revenues for 2004, as compared to 2003, was primarily due to increased product volumes associated with our Firebox X product lines, reflecting introduction of our Firebox X and Firebox X Edge product lines in February 2004 and August 2004, respectively. The increase also reflects higher manufacturing costs, due to selected stock upgrades and refurbishing, and higher costs associated with freight and other distribution activities, reflecting increased demand for our Firebox X product line.

These increases were partially offset by a reduction in costs of excess and obsolete inventory. The provision for inventory reserves decreased from $2.9 million in 2003 to $1.0 million in 2004. The 2003 provision includes a write-down of our RapidStream “Secured by Check Point” brand products, a subset of the products and technology obtained as a result of our April 2002 acquisition of RapidStream, Inc. Increased focus on our core market of SMEs, combined with historically poor sales performance, resulted in curtailment of further marketing and development of this brand. The decrease in 2004 represents the disposition of the majority of the related inventory.

Product gross margins increased in absolute dollars for 2004, as compared to 2003, primarily due to unit volume growth and a reduction in our provision for inventory reserves, partially offset by increased manufacturing costs as described above.

The decline in product gross margins as a percentage of product revenues was primarily the result of competitive pricing in the marketplace and the higher manufacturing costs as described above. Competitive pricing factors included increased rebate and promotional activity during 2004 on new product and service introductions, together with increased discounting activity associated with our existing Firebox III and SOHO product lines.

Cost of service revenues includes the costs of our technical support organization and costs associated with our LiveSecurity Service.

Cost of service revenues decreased in both absolute dollars and as a percentage of related revenues for 2004, as compared to 2003, resulting in a corresponding increase in service gross margins as a percentage of related revenues. The dollar decrease in service costs is primarily the result of cost savings achieved after transitioning first-level customer support services to a lower-cost third-party provider in the fourth quarter of 2003.

Service gross margins increased in both absolute dollars and as a percentage of service revenues for 2004, as compared to 2003, reflecting incremental software maintenance subscriptions year-over-year and cost savings achieved through outsourcing certain customer support services in late 2003. This increase was partially offset by $600,000 of service revenue that was recognized in the first quarter of 2003, without significant additional costs, from our license compliance initiative, discussed above in conjunction with service revenues.

We expect service costs to continue to increase in absolute dollars as our user base expands. Service costs and margins could differ materially from those anticipated, which could have an adverse effect on our operating results.

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

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Percent Increase
	2003	2004
Sales and marketing expenses (in thousands)	$31,665	$32,900	3.9%
Sales and marketing expenses (as % of total revenues)	39.8%	39.8%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demo units.

Sales and marketing expenses increased in absolute dollars for 2004, as compared to 2003, primarily due to the following:

•	Increased spending on information technology support costs for our marketing and sales departments in 2004 due to consolidation of our customer-facing applications and databases and their migration onto more scalable and extensible application platforms.

•	Higher variable spending on marketing-related activities in 2004, largely advertising and market development costs incurred to gain brand awareness of the Firebox X and Firebox X Edge product lines.

Sales and marketing expenses declined as a percentage of revenues in 2004, as compared to 2003, as we focused on improving the productivity of our sales channels and the efficiency of our marketing campaigns.

For 2005, we expect a modest decrease in our sales and marketing expenses in comparison to levels incurred in 2004. Should our revenues improve or stay flat, we expect sales and marketing expenses to decrease as a percentage of revenues. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Research and Development

	Year Ended December 31,		Percent (Decrease)
	2003	2004
Research and development expenses (in thousands)	$20,793	$18,143	(12.7)%
Research and development expenses (as % of total revenues)	26.1%	21.9%

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

Research and development expenses decreased in both absolute dollars and as a percentage of revenues for 2004, as compared to 2003, primarily due to the following:

•	A reduction in outsourced development and certification costs during 2004, reflecting higher costs incurred in those areas in 2003 in connection with the evaluation for certification of the Firebox Vclass product line and in connection with our effort to integrate technology obtained in the 2002 RapidStream acquisition.

•	Lower depreciation expenses and costs of information technology in support of research and development in 2004, primarily due to cost containment for research and development capital expenditures in 2002 and 2003 and the expiration of depreciation on earlier purchases.

For 2005, we anticipate increased spending on our research and development activities, in absolute dollar terms, in comparison to levels incurred in 2004. We intend to continue to fund our research and development efforts and hire the necessary personnel in order to attempt to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. Significant efforts are currently underway aimed at converging software codes associated with our original software code base and the software networking technology obtained in the RapidStream acquisition. Research and development expenses may vary significantly quarter over quarter due to inherent uncertainties in the timing of certain development costs. We expect to continue to invest in key areas aimed at the development of new generations of our products, the further extension of our existing product lines and the development of future technologies. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

General and Administrative

	Year Ended December 31,		Percent Increase
	2003	2004
General and administrative expenses (in thousands)	$8,045	$8,828	9.7%
General and administrative expenses (as % of total revenues)	10.1%	10.7%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased in absolute dollars for 2004, as compared to 2003. The dollar increase in general and administrative expenses is primarily due to a substantial increase in accounting fees in 2004, as a result of annual audit fees and compliance with regulatory requirements related to the Sarbanes-Oxley Act of 2002. General and administrative expenses, as a percentage of revenues, remained comparable in 2004 and 2003.

For 2005, we expect a slight increase in general and administrative expenses compared to levels incurred in 2004. The anticipated increase is primarily due to incremental costs associated with the addition of senior management and other administrative personnel that joined us in 2004 but were not employed for the entire year, partially offset by a reduction in accounting and other fees associated with regulatory requirements related to compliance with Sarbanes-Oxley. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Stock-Based Compensation

Stock-based compensation expenses allocated by functional operating expense category were as follows (dollars in thousands):

	Year Ended December 31,		Percent (Decrease)
	2003	2004
Sales and marketing	$24	$5	(79.2)%
Research and development	167	11	(93.4)%
General and administrative	53	5	(90.6)%

Total stock-based compensation	$244	$21	(91.4)%

Stock-based compensation expenses arise primarily from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and to stock options.

Deferred stock-based compensation is initially recorded as a component of stockholders’ equity in the amount of the excess of the fair value of our common stock on the date of grant over the exercise price of options and also in the amount of the fair value of temporarily restricted common stock that we issued in connection with our April 2002 acquisition of RapidStream that is subject to repurchase. In addition, deferred stock-based compensation is recorded for the fair value of stock options granted to consultants. Deferred stock-based compensation is amortized into expense over the relevant vesting periods using the accelerated method.

For 2005, we expect a significant increase in stock-based compensation expense compared to levels incurred in 2004. The anticipated increase reflects the impact of adoption of SFAS 123(R) in 2005. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Amortization of Other Intangible Assets Acquired

Amortization of other intangible assets acquired in 2004 and 2003 consisted primarily of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology is expected to be fully amortized by March 31, 2007. Amortization expense in 2003 also included amortization of capitalized technology related to our acquisition of Qiave Technologies Corporation in 2000, which was fully amortized by the end of 2003. We amortize our intangible assets acquired on a straight-line basis over an expected useful life of five years.

Amortization of other intangible assets acquired was $2.0 for 2003 and $1.0 million for 2004. The decrease in amortization of other intangible assets acquired in 2004, as compared to 2003, is due to a reduction of the amortizable basis of technology obtained in the 2002 RapidStream acquisition and 2003 expenses associated with amortization of technology obtained in the Qiave acquisition.

Impairment of Other Intangible Assets Acquired

During the third quarter of 2003, it was determined that an impairment existed for the intangible asset associated with the RapidStream “Secured by Check Point” product brand based on the technology obtained in the 2002 acquisition of RapidStream. Our increased focus on the SME market, resulting in a significant reduction in our sales, marketing and development efforts in support of this brand, together with its historically poor performance, led management to reduce the future sales projections for the brand. The revised undiscounted expected future cash flows resulting from the reduced sales projections were determined to be insufficient to recover the carrying value of the related capitalized technology. We therefore recorded an impairment charge of $3.3 million in the third quarter of 2003 based on the revised estimate of the asset’s fair value using a discounted cash flow approach. In the fourth quarter of 2003, we decided to exit the market segment served by this product; we therefore recorded an additional impairment charge of $230,000 for the remaining book value of this intangible asset.

Restructuring Charges

Restructuring charges of $1.0 million in 2003 and $400,000 in 2004 were associated with our restructuring plans initiated in 2001 and 2002.

In the second quarter of 2001, we announced a restructuring plan designed to streamline operations and reduce operating costs, which included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies.

In the second quarter of 2002, we implemented a second restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that were no longer required or part of our strategy.

Costs incurred in 2003 and 2004 relate to the revision of our estimates for future costs associated with the sublease of excess facilities in our corporate headquarters in Seattle, Washington. As the real estate market in downtown Seattle remained depressed, we revised down our earlier estimates of possible sublease rental income for our space that remains vacant.

Interest Income, Net

Interest income, net, is primarily comprised of interest income generated from our short-term investments. Interest income was $1.3 million for both 2003 and 2004.

Income Tax Provision (Benefit)

Income tax expense of $34,000 in 2003 and income tax benefit of $45,000 in 2004 primarily relates to our provision for foreign income taxes associated with our international operations. A benefit of $126,000 was recorded during the fourth quarter of 2004 due to the reversal of previously accrued foreign tax reserves determined to be no longer necessary. We have experienced losses since inception, resulting in a net operating loss carryforward position for federal income tax purposes of approximately $201.2 million as of December 31, 2004. These carryforwards, if not utilized, will begin to expire after the 2011 tax year, and may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, approximately $104.2 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized as a component of stockholders’ equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

Years Ended December 31, 2002 and 2003

Revenues

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Revenues (in thousands):
Product	$52,912	$52,470	(0.8)%
Service	22,300	27,095	21.5%

Total	$75,212	$79,565	5.8%

Revenues (as % of total revenues):
Product	70.4%	65.9%
Service	29.6	34.1

Total	100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, EMEA and APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Revenues (in thousands):
Americas	$33,075	$38,269	15.7%
EMEA	27,043	30,288	12.0%
APAC	15,094	11,008	(27.1)%

Total	$75,212	$79,565	5.8%

Revenues (as % of total revenues):
Americas	44.0%	48.1%
EMEA	36.0	38.1
APAC	20.0	13.8

Total	100.0%	100.0%

Revenue information for countries representing more than 10% of total revenues in either year, in dollars and as a percentage of total revenues, was as follows:

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Revenues (in thousands):*
United States	$32,472	$34,741	7.0%
United Kingdom	9,601	13,574	41.4%
Japan	8,979	5,803	(35.4)%

Revenues (as % of total revenues):
United States	43.2%	43.7%
United Kingdom	12.8%	17.1%
Japan	11.9%	7.7%

*	Country’s information is based on destination of original shipments.

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows:

	Year Ended December 31,		Percent Increase
	2002	2003
Revenues (in thousands):
Tech Data	$8,285	$11,866	43.2%
Ingram Micro	7,894	9,497	20.3%

Revenues (as % of total revenues):
Tech Data	11.0%	14.9%
Ingram Micro	10.5%	11.9%

The dollar and percentage decrease in product revenues for 2003, as compared to 2002, was primarily due to decreased revenues from sales of our Firebox III product line. Firebox III revenues decreased despite an increase in unit shipments due to a reduction in average selling prices. The unfavorable pricing changes are the result of sales promotions and extension of aggressive trade-up and competitive trade-in programs we introduced in response to competitive pricing pressure in the mid-tier of our market, combined with the fact that the Firebox III product line was entering its third year on the market and a replacement product line was expected early in 2004. The decline in revenues is also partially attributable to a mix shift as we introduced a lower-priced product model within the Firebox III line in the first quarter of 2003. We managed inventory levels of the Firebox III line in anticipation of the introduction of our Firebox X product line in February 2004, which replaced the Firebox III product line.

The decrease in product revenues is also partially attributable to the decline in sales of the RapidStream “Secured by Checkpoint” products, due to our increased focus on the SME market and diminished sales and marketing support for the RapidStream “Secured by Checkpoint” brand, which was targeted at the large enterprise market. In the fourth quarter of 2003, we made a decision to exit the market segment served by those products and terminated their manufacturing and promotion.

Partially offsetting these declines were revenue increases from our SOHO and Vclass product lines. Those increases are attributable to growth in unit shipments from new product introductions, including the Firebox Vclass introduced in the second quarter of 2002, the Firebox SOHO 6 introduced in the third quarter of 2002, further additions of new products to the Firebox Vclass line introduced in the first quarter of 2003 and Firebox SOHO Wireless products introduced in the second quarter of 2003.

From a regional standpoint, we experienced a decrease in total revenues from our APAC market, specifically in Japan, while total revenues for the Americas and EMEA increased. In the beginning of 2003 and continuing throughout 2003, we attempted to realign our APAC business, focused on improving the performance of our sales channel, reevaluated our channel customer selection strategy and localized some of our products.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service subscriptions bundled with a hardware product sale, and revenues recognized for subscription renewals sold to the existing customer base. The increase in service revenues in both absolute dollars and as a percentage of total revenues for 2003, as compared to 2002, was primarily due to the increase in revenues generated on subscription renewals, as our installed customer base grew.

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

The increase in service revenues for 2003, as compared to 2002, was also partially attributable to service revenue of $600,000 in 2003 generated from LiveSecurity Services that were provided through certain managed security customers to their end-users in prior periods, but were identified by WatchGuard through a license compliance initiative as being previously unreported to WatchGuard by those customers.

The provision for sales returns, price protection rights and promotional rebates was $4.6 million, or 5.7% of total revenues before these returns and allowances, in 2002 and $7.3 million, or 8.4% of total revenues before returns and allowances, in 2003. The higher provision in absolute dollars and as a percentage of revenues for 2003, as compared to 2002, corresponds to increased unit shipments, as well as an increase in promotional offerings in 2003.

We expect to introduce new products and promotional programs each year, which may affect our reserve for sales returns and allowances.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Percent Increase (Decrease)
	2002	2003
Cost of revenues (in thousands):
Product	$19,888	$23,580	18.6%
Service	5,969	6,082	1.9%

Total	$25,857	$29,662	14.7%

Cost of revenues (as % of total revenues):
Product	26.5%	29.6%
Service	7.9	7.7

Total	34.4%	37.3%

Cost of revenues (as % of related revenue component):
Product	37.6%	44.9%
Service	26.8%	22.4%

Gross margin (in thousands):
Product	$33,024	$28,890	(12.5)%
Service	16,331	21,013	28.7%

Total	$49,355	$49,903	1.1%

Gross margin (as % of related revenue component):
Product	62.4%	55.1%
Service	73.2%	77.6%
Total	65.6%	62.7%

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and warranty.

The dollar increase in cost of product revenues for 2003, as compared to 2002, was primarily due to the increase in unit volume and in the provision for inventory reserves. The provision for inventory reserves increased from $1.0 million in 2002 to $2.9 million in 2003. Quantities of shipments of our products and related consumption of component inventory were below our expectations. Our sales projections for future quarters and product life cycle considerations related to our plan to introduce new products in the latter part of 2004 resulted in our recording an additional provision for inventory reserves for certain of our products and related components. The provision also includes the write-down of our RapidStream “Secured by Check Point” brand products, as we discontinued further development and marketing of this brand. This brand is a subset of the products and technology obtained as a result of our April 2002 acquisition of RapidStream.

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

If the provision for inventory reserves were excluded from the calculation of product margin, the product margin as a percentage of product revenues would have been approximately 64.4% for 2002 and 60.5% for 2003.

Cost of service revenues includes the costs of our technical support organization and costs associated with our LiveSecurity Service.

Cost of service revenues increased in absolute dollars but decreased as a percentage of related revenues for 2003, as compared to 2002. The dollar increase in cost of services is primarily due to the increase of internal information technology costs associated with the LiveSecurity Service and customer support. In 2003, we made significant investments in information technology that consolidated our customer-facing applications and databases and migrated them onto more scalable and extensible application platforms. This cost increase was partially offset by cost savings achieved after transitioning to a new provider of the first level of customer support.

Service margins increased in both absolute dollars and as a percentage of service revenues due to operational and cost efficiencies we have realized from our expanded customer base, resulting in lower incremental costs incurred to add each additional subscription customer.

Operating Expenses

Sales and Marketing

	Year Ended December 31,		Percent (Decrease)
	2002	2003
Sales and marketing expenses (in thousands)	$33,693	$31,665	(6.0)%
Sales and marketing expenses (as % of total revenues)	44.8%	39.8%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade show and advertising expenses.

The dollar decrease in sales and marketing expenses for 2003, as compared to 2002, was primarily due to the decline in variable marketing expenditures, especially due to a reduction of distributor promotional programs. Distributor promotional programs were reduced from $4.1 million in 2002 to $2.8 million in 2003. Those costs declined as we attempted to balance those activities with the increases in direct sales discounts available to our channel customers.

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

Those decreases in distributor promotional costs and marketing programs were partially offset by an increase in compensation and benefits.

Research and Development

	Year Ended December 31,		Percent (Decrease)
	2002	2003
Research and development expenses (in thousands)	$20,858	$20,793	(0.3)%
Research and development expenses (as % of total revenues)	27.7%	26.1%

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

Research and development expenses decreased in both absolute dollars and as a percentage of revenues for 2003, as compared to 2002. This decline was primarily due to the decline in salaries and benefits associated with elimination in personnel redundancies caused by our RapidStream acquisition in 2002. Headcount-related compensation costs and other research and development costs increased substantially in the second quarter of 2002 as a result of the RapidStream acquisition and due to product integration efforts we implemented to accelerate the rollout of new Vclass products based on the RapidStream technology. Headcount was gradually brought down to pre-acquisition levels by the end of the second quarter of 2003 as redundant functions were eliminated. Also, lower-than-expected ServerLock revenue in 2003 resulted in reductions of related research and development costs for this product line.

These cost savings were partially offset by the increase in outsourced expenses, primarily due to the additional cost of undergoing the evaluation for Common Criteria Evaluation Assurance Level 4 and Federal Processing Standards certification for the Firebox Vclass product line in 2003.

General and Administrative

	Year Ended December 31,		Percent Increase
	2002	2003
General and administrative expenses (in thousands)	$7,804	$8,045	3.1%
General and administrative expenses (as % of total revenues)	10.4%	10.1%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for uncollectible accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased in absolute dollars and declined slightly as a percentage of revenues for 2003, as compared to 2002. The dollar increase in general and administrative expenses for 2003, as compared to 2002, reflects increases in severance costs, as well as an increase in legal and accounting fees as a result of enhanced corporate governance requirements. Those increases were partially offset by a reduction in travel costs. General and administrative expenses declined slightly as a percentage of revenues, primarily due to improved revenues in 2003.

Stock-Based Compensation

Stock-based compensation expenses allocated by functional operating expense category were as follows (dollars in thousands):

	Year Ended December 31,		Percent (Decrease)
	2002	2003
Sales and marketing	$62	$24	(61.3)%
Research and development	1,288	167	(87.0)%
General and administrative	100	53	(47.0)%

Total stock-based compensation	$1,450	$244	(83.2)%

Stock-based compensation expenses arise primarily from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and to stock options.

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

Amortization of other intangible assets acquired was $4.4 million for 2002 and $2.0 million for 2003. The decrease in amortization of other intangible assets acquired for 2003, as compared to 2002, resulted primarily from the reduction in the amortizable basis of other intangible assets. This reduction, in turn, was caused by the impairment of the technology we obtained in the acquisition of Qiave in October 2000, as discussed below. The amortization related to this technology decreased by approximately $2.7 million in 2003, as compared to 2002. This intangible asset was fully amortized by the end of 2003.

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

In the second quarter of 2001, we announced a restructuring plan designed to streamline operations and reduce operating costs, which included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, we exited the consumer security market and terminated various original equipment manufacturer agreements to develop products and services for that market, and streamlined operations in support of new products and services aimed at business customers. In 2002, we recorded additional restructuring charges of $1.4 million relating to revised estimates of the costs associated with the consolidation and sublease of excess facilities.

In the second quarter of 2002, we implemented a second restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of our strategy. As a result of this restructuring, we recorded a $6.7 million restructuring charge in 2002 relating to severance and termination benefits, costs of consolidation and sublease of excess facilities and cost of technology-related contracts cancellation.

The restructuring charges of $1.0 million in 2003 are associated with the restructuring plans initiated in 2001 and 2002, discussed above. The additional charges in 2003 relate to the revision of our estimates for future costs associated with the sublease of excess facilities in our corporate headquarters in Seattle, Washington. As the real estate market in downtown Seattle remained depressed, we revised down our earlier estimates of possible sublease rental income for our space that remains vacant.

Interest Income, Net

Interest income, net, is primarily comprised of interest income generated from our investment of proceeds from the sale of common stock in our initial public offering in 1999 and our follow-on public offering in February 2000. Interest income decreased from $3.2 million in 2002 to $1.3 million in 2003. The decrease was caused by both a decrease in the average balance invested and a decline in the average rates of return.

Income Tax Provision

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

Liquidity and Capital Resources

As of December 31, 2004, we had $76.8 million in cash, cash equivalents and short-term and available for sale investments, which were invested primarily in high-quality money market accounts and marketable securities. Our working capital as of December 31, 2004 was $60.6 million.

Operating Activities

Our operating activities resulted in net cash outflows of $7.1 million in 2003 and $1.9 million in 2004. The operating cash outflows during these periods resulted primarily from net losses. Operating cash outflows for 2004 also reflect increases in net working capital, apart from cash and investments.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Year Ended December 31,
	2003	2004
Net loss	$(16,102)	$(7,681)
Add: noncash expenses	8,733	3,719
Add: changes in operating assets and liabilities	260	2,084

Net cash used in operating activities	$(7,109)	$(1,878)

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

Trade Accounts Receivable, Net increased from $6.7 million at December 31, 2003 to $7.3 million at December 31, 2004, reflecting higher total revenues in 2004, as compared to 2003, and revenues weighted more heavily toward the end of the fourth quarter in 2004 compared to 2003. Days sales outstanding, or DSOs, calculated on a quarterly basis, increased from 31 days at December 31, 2003 to 34 days at December 31, 2004. DSOs are affected by:

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

Based on our current sales mix, the linearity of revenues in past and future quarters and timing differences arising from the varying payment terms in our customer agreements, we expect our DSOs to generally range from 35 to 40 days in the future. Any change in these factors, however, could negatively affect expected DSO results.

Prepaid Expenses and Other decreased from $3.9 million at December 31, 2003 to $2.8 million at December 31, 2004, primarily reflecting prepayments in 2003, in the form of vendor advances, which were expensed in 2004.

Total Accrued Restructuring and Acquisition Costs decreased from $6.5 million at December 31, 2003 to $4.9 million at December 31, 2004, reflecting a restructuring charge of $400,000 in 2004 less the ongoing payment of rents on abandoned facilities.

Total Deferred Revenues increased from $16.7 million at December 31, 2003 to $19.2 million at December 31, 2004. The increase in deferred revenues is primarily due to an increase in LiveSecurity Service subscription renewals on a growing installed customer base as well as introduction of several new service offerings in 2004.

Investing Activities

Cash provided by investing activities was $416,000 in 2003 and $1,000 in 2004. For both periods, net cash flows provided by investing activities primarily reflect changes in our short-term investment portfolio, offset by capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $1.7 million in 2003 and $2.6 million in 2004. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are noncancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010, with an option to extend this lease for an additional five-year term. We lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We also lease facilities in Aliso Viejo, San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2005 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, and in Aliso Viejo and Waltham, are partially subleased to tenants, with sublease terms that expire between 2005 and 2010. We also have several operating leases for computer equipment. WatchGuard is also a party to several noncancelable and nonrefundable agreements to purchase inventory.

Our contractual commitments at December 31, 2004 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $2.0 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$16,676	$3,112	$5,600	$5,931	$2,033
Inventory purchase obligations	2,637	2,637	—	—	—

Total	$19,313	$5,749	$5,600	$5,931	$2,033

In addition, we have contractual agreements with some of our distributors to reimburse them for advertising and other marketing activities that they may incur to promote our products, contingent on performance of those activities in the future. At December 31, 2004, the total amount of those agreements was $555,000.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers, under which we may indemnify them against claims arising from their use of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we may indemnify them against claims relating to their participation in the transactions.

In addition, as permitted or required under Delaware law and to the maximum extent allowable under Delaware law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, operating results or cash flows, no related liabilities are recorded at December 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We do not hold derivative financial instruments or derivative equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality securities, as specified in our investment policy guidelines. Our policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio or $5 million per issuer at the time of purchase, with the exception of U.S. treasury and agency securities and money market funds, which are exempt from this size limitation. Our policy limits all investments to those that mature in two years or less, with the average maturity of our investments equal to one year or less. The securities are subject to interest-rate risk and will decrease in value if interest rates increase. The fair value of our investment portfolio or related income would not be significantly affected by either a 100 basis point increase or decrease in interest rates, primarily due to the short-term nature of the major portion of our investment portfolio, which is summarized in Note 4 to our consolidated financial statements.

Foreign Currency Risk.    All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during 2003 and 2004 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WatchGuard Technologies, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that WatchGuard Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness included in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WatchGuard Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and included in management’s assessment pertaining to the design and operating effectiveness of controls relating to revenue recognition. Specifically, the material weakness related to insufficient controls over the initial identification and processing of deferred revenue elements of software and services sales and the accurate recording of customer obligations. As a result, the company concluded that previously issued interim financial statements for 2004 should be restated. The restatement of 2004 interim financial statements is described in Note 13 of the consolidated financial statements for the fiscal year ended December 31, 2004, included in this annual report on Form 10-K. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 24, 2005 on those financial statements.

In our opinion, management’s assessment that WatchGuard Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, WatchGuard Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

Seattle, Washington

March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WatchGuard Technologies, Inc.

We have audited the accompanying consolidated balance sheets of WatchGuard Technologies, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WatchGuard Technologies, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WatchGuard Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Seattle, Washington

March 24, 2005

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,899	$4,660
Short-term and available for sale investments	74,890	72,189
Trade accounts receivable, net	6,700	7,305
Inventories, net	3,068	3,145
Prepaid expenses and other current assets	3,924	2,780

Total current assets	92,481	90,079
Property and equipment, net	6,512	6,303
Restricted cash	3,000	3,000
Goodwill	66,605	66,605
Other intangibles, net and other assets	3,562	2,494

Total assets	$172,160	$168,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,676	$3,214
Accrued expenses and other liabilities	6,335	7,581
Short-term accrued restructuring and acquisition costs	2,271	1,289
Short-term deferred revenues	15,675	17,402

Total current liabilities	27,957	29,486
Long-term deferred rent	1,525	1,447
Long-term accrued restructuring costs	4,268	3,599
Long-term deferred revenues	1,072	1,818

Total liabilities	34,822	36,350

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 33,091,787 at December 31, 2003 and 33,677,830 at December 31, 2004	33	34
Additional paid-in capital	267,649	270,292
Deferred stock-based compensation	(25)	(10)
Accumulated other comprehensive loss	(41)	(226)
Accumulated deficit	(130,278)	(137,959)

Total stockholders’ equity	137,338	132,131

Total liabilities and stockholders’ equity	$172,160	$168,481

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Product	$52,912	$52,470	$54,398
Service	22,300	27,095	28,369

Total revenues	75,212	79,565	82,767
Cost of revenues:
Product	19,888	23,580	24,889
Service	5,969	6,082	5,554

Total cost of revenues	25,857	29,662	30,443

Gross margin	49,355	49,903	52,324
Operating expenses:
Sales and marketing	33,693	31,665	32,900
Research and development	20,858	20,793	18,143
General and administrative	7,804	8,045	8,828
Stock-based compensation (1)	1,450	244	21
Amortization of other intangible assets acquired	4,378	1,963	974
Impairment of other intangible assets acquired	6,677	3,530	—
Acquired in-process technology	1,179	—	—
Restructuring charges	8,091	1,000	400

Total operating expenses	84,130	67,240	61,266

Operating loss	(34,775)	(17,337)	(8,942)
Interest income, net:
Interest income	3,208	1,288	1,256
Interest expense	—	(19)	(40)

Total interest income, net	3,208	1,269	1,216

Loss before income taxes	(31,567)	(16,068)	(7,726)
Income tax provision (benefit)	29	34	(45)

Net loss	$(31,596)	$(16,102)	$(7,681)

Basic and diluted net loss per share (2)	$(1.02)	$(0.49)	$(0.23)

Shares used in calculation of basic and diluted net loss per share	31,029	32,889	33,489

(1) Stock-based compensation charges relate to the following expense categories:
Sales and marketing	$62	$24	$5
Research and development	1,288	167	11
General and administrative	100	53	5

Total	$1,450	$244	$21

(2)	See Notes 1 and 6 to WatchGuard’s consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2002	27,123,260	$27	$231,533	$(1,357)	$681	$(82,580)	$148,304
Stock option exercises	452,717	1	1,057	—	—	—	1,058
Employee stock purchase plan issuances of common stock	167,701	—	749	—	—	—	749
Stock-based compensation expense	—	—	—	1,450	—	—	1,450
Forfeiture of stock options upon employee terminations	—	—	(211)	211	—	—	—
Repurchase of common stock subject to vesting restrictions	(3,964)	—	(6)	—	—	—	(6)
Issuance of common stock and options in connection with acquisition of RapidStream	4,915,690	5	32,810	(558)	—	—	32,257
Comprehensive loss:
Net unrealized loss on securities available for sale	—	—	—	—	(452)	—	(452)
Net loss	—	—	—	—	—	(31,596)	(31,596)

Comprehensive loss							(32,048)

Balance, December 31, 2002	32,655,404	33	265,932	(254)	229	(114,176)	151,764
Stock option exercise	252,610	—	930	—	—	—	930
Employee stock purchase plan issuances of common stock	184,410	—	772	—	—	—	772
Issuance of stock options to consultants	—	—	(1)	1	—	—	—
Stock-based compensation expense	—	—	—	244	—	—	244
Stock compensation adjustment due to modification of terms	—	—	16	(16)	—	—	—
Repurchase of common stock subject to vesting restrictions	(637)	—	—	—	—	—	—
Comprehensive loss:
Net unrealized loss on securities available for sale	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	(16,102)	(16,102)

Comprehensive loss							(16,372)

Balance, December 31, 2003	33,091,787	33	267,649	(25)	(41)	(130,278)	137,338
Stock option exercise	368,857	1	1,769	—	—	—	1,770
Employee stock purchase plan issuances of common stock	217,186	—	868	—	—	—	868
Issuance of stock options to consultants	—	—	6	(6)	—	—	—
Stock-based compensation expense	—	—	—	21	—	—	21
Comprehensive loss:
Net unrealized loss on securities available for sale	—	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	—	(7,681)	(7,681)

Comprehensive loss							(7,866)

Balance, December 31, 2004	33,677,830	$34	$270,292	$(10)	$(226)	$(137,959)	$132,131

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities:
Net loss	$(31,596)	$(16,102)	$(7,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	3,025	2,996	2,724
Amortization of other intangible assets acquired	4,378	1,963	974
Impairment of other intangible assets acquired	6,677	3,530	—
Stock-based compensation	1,450	244	21
Acquired in-process technology	1,179	—	—
Loss on disposal of property and equipment	987	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,240)	2,113	(605)
Inventories, net	598	1,374	(77)
Prepaid expenses and other	(248)	511	1,144
Other assets	(17)	170	94
Accounts payable	(308)	(1,003)	(462)
Accrued expenses, other liabilities and deferred rent	311	1,295	1,168
Accrued restructuring and acquisition costs	5,921	(2,496)	(1,651)
Deferred revenues	2,663	(1,704)	2,473

Net cash used in operating activities	(7,220)	(7,109)	(1,878)

Investing activities:
Purchases of property and equipment	(1,251)	(1,836)	(2,515)
Proceeds from maturities of marketable securities	99,424	119,503	51,674
Proceeds from sales of marketable securities	40,534	3,819	—
Purchases of marketable securities	(121,038)	(121,070)	(49,158)
Net cash paid in connection with the acquisition of RapidStream	(17,317)	—	—

Net cash provided by investing activities	352	416	1

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	1,800	1,702	2,638

Net cash provided by financing activities	1,800	1,702	2,638

Net increase (decrease) in cash and cash equivalents	(5,068)	(4,991)	761
Cash and cash equivalents at beginning of period	13,958	8,890	3,899

Cash and cash equivalents at end of period	$8,890	$3,899	$4,660

Supplemental disclosure of cash flow information:
Reversal of deferred stock-based compensation for options cancelled upon employee terminations	$211	$—	$—

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

Cash Equivalents

WatchGuard considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at fair market value. Cash equivalents consist of money market funds and corporate bonds.

Short-Term and Available for Sale Investments

WatchGuard’s investments consist of commercial paper, corporate and government debt securities and auction rate securities. WatchGuard’s investment securities are considered available for sale, and are stated at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization and accretion are included in interest income. Realized gains and losses, declines in value of securities deemed to be other than temporary, interest and all dividends earned on securities are also included in interest income. The cost of securities sold is calculated using the specific identification method.

Provision for Doubtful Accounts

WatchGuard maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Judgment is required when WatchGuard assesses the ultimate realization of receivables, including the probability of collection and the creditworthiness of each customer. WatchGuard regularly reviews its allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In the event an amount is determined to be uncollectible, WatchGuard writes off the amount against its provision for doubtful accounts.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. WatchGuard’s inventory costs include freight and handling costs incurred to transport goods from WatchGuard’s suppliers. WatchGuard receives some of its components from single-source suppliers and relies on a limited number of hardware manufacturers. Inventories sold to distributors who have unlimited return rights are included in finished goods. In assessing the ultimate realization of inventories, WatchGuard is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. WatchGuard writes down its inventory for estimated obsolescence or unmarketable inventory. The allowance requirements fluctuate due to market conditions, customer preferences and technological and product life-cycle changes.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment and furniture is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

The capitalized cost of internal-use software is included in property and equipment. WatchGuard recognizes costs of software developed or purchased for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1, WatchGuard expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated useful life of the software. In 2002, 2003 and 2004, WatchGuard capitalized development costs of $169,000, $567,000 and $776,000 for internal-use software, respectively.

Goodwill

Pursuant to Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” WatchGuard tests purchased goodwill for impairment at least annually. Application of the goodwill impairment test may require judgments, including those inherent in the determination of fair value of the reporting unit in which the goodwill resides and the resulting determination of the implicit value of the goodwill. Significant judgments required to estimate the fair value include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value.

Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives, consisting primarily of technology received in connection with acquisitions, are amortized over their estimated useful lives ranging from three to five years. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets with definite lives and other long-lived assets is reviewed on a regular basis for the existence of facts that may indicate that the assets are impaired. Such an asset is considered impaired when its estimated future cash flows are less than the amount of its carrying value. If the carrying value of this asset is deemed to be unrecoverable, it is adjusted downwards to the asset’s estimated fair value.

Fair Values of Financial Instruments

At December 31, 2004, WatchGuard had the following financial instruments: cash and cash equivalents, short-term and available for sale investments, trade accounts receivable, restricted cash, accounts payable and

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued expenses. Carrying amounts of those financial instruments approximate their fair value due to their liquidity or short-term duration.

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

WatchGuard recognizes revenue in accordance with accounting standards for software companies, including SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids and the United States Securities and Exchange Commission (SEC) Topic 13 “Revenue Recognition” of the codification of the Staff Accounting Bulletins. Topic 13 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its revenue recognition policies and practices are consistent with the accounting standards.

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

Revenues from some distribution arrangements where the distributor has unlimited stock returns and rotation rights are not recognized until the distributor sells the products to its customers.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from LiveSecurity Service subscriptions are recognized ratably over the term of the subscription, typically 90 days to two years. WatchGuard’s payment terms typically range from 30 to 60 days.

Cost of Revenues

Cost of product revenues includes the cost of manufacturing WatchGuard’s security appliances, distribution operations, product packaging, inbound and outbound shipping charges, third-party product licensing fees and provisions for inventory reserves and warranty. Cost of service revenues includes the cost of WatchGuard’s technical support organization and costs associated with its LiveSecurity Service.

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

Advertising Costs

WatchGuard expenses advertising costs as incurred. Total advertising expenses were $1.2 million, $1.2 million and $2.4 million in 2002, 2003 and 2004, respectively.

Concentrations of Risk

WatchGuard is subject to concentrations of credit risk primarily from its cash, short-term and available for sale investments and trade accounts receivable. WatchGuard manages its credit risk by investing its excess cash in a diverse portfolio of high-quality money market instruments and short-term investments.

In addition, substantially all of WatchGuard’s trade accounts receivable are due from WatchGuard’s resellers, distributors and service providers located throughout the world. Revenue information by geographic region is as follows (dollars in thousands):

	Year Ended December 31,
	2002		2003		2004
Americas	$33,075	44.0%	$38,269	48.1%	$39,922	48.2%
EMEA	27,043	36.0	30,288	38.1	31,671	38.3
APAC	15,094	20.0	11,008	13.8	11,174	13.5

Total	$75,212	100.0%	$79,565	100.0%	$82,767	100.0%

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information for countries representing more than 10% of total revenues, in dollars and as a percentage of total revenues, is as follows (dollars in thousands):

	Year Ended December 31,
	2002		2003		2004
United States	$32,472	43.2%	$34,741	43.7%	$36,224	43.8%
United Kingdom	9,601	12.8%	13,574	17.1%	12,775	15.4%
Japan	8,979	11.9%	*	*	*	*

*	Less than 10%

Revenue information for customers representing more than 10% of total revenues, in dollars and as a percentage of total revenues, was as follows (dollars in thousands):

	Year Ended December 31,
	2002		2003		2004
Tech Data	$8,285	11.0%	$11,866	14.9%	$13,435	16.2%
Ingram Micro	7,894	10.5%	9,497	11.9%	13,779	16.7%

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

Stock-Based Compensation

WatchGuard has elected to apply the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, WatchGuard accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of WatchGuard’s common stock at the date of grant over the stock option exercise price.

Stock compensation expense for options or warrants granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued. The fair value of options granted to non-employees is periodically measured as the underlying options vest.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted was estimated at the date of grant, with the following weighted average assumptions, as follows:

	For the Years Ended December 31,
	2002	2003	2004
Average risk-free interest rates	3%	2.5% to 3%	3% to 4%
Volatility	1.05	1.08 to 1.16	1.00 to 1.06
Expected life (in years)	4 to 5	5	5
Dividend rate	0%	0%	0%

The weighted average fair values of stock options granted during 2002, 2003 and 2004 were as follows:

	For the Years Ended December 31,
	2002		2003		2004
	Options Granted	Average Fair Value	Options Granted	Average Fair Value	Options Granted	Average Fair Value
Exercise price equal to market price of stock on grant date	4,866,931	$4.01	1,486,600	$4.07	2,863,970	$5.70
Exercise price less than market price of stock on grant date	318,251	5.80	—	—	—	—

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting periods using the accelerated method.

Pro forma disclosures are not representative of future results. WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net loss—as reported	$(31,596)	$(16,102)	$(7,681)
Add: stock-based compensation, as reported	1,450	244	21
Deduct: stock-based compensation determined under fair market value method, including employee stock option and stock purchase plans	(32,763)	(14,712)	(11,210)

Net loss—pro forma	$(62,909)	$(30,570)	$(18,870)

Net loss per share, basic and diluted—as reported	$(1.02)	$(0.49)	$(0.23)
Net loss per share, basis and diluted—pro forma	$(2.03)	$(0.93)	$(0.56)

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain prior-year items have been reclassified to conform to the current-year presentation including the reclassification of (i) early pay incentive discounts from interest expense to product revenues, (ii) certain leasehold improvements previously netted against the related deferred rent liability from accrued expenses and other liabilities to property and equipment, and (iii) certain deferred rent liabilities from accrued expenses and other liabilities to long-term deferred rent.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 retains the general principle of ARB No. 43. However, it provides additional clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period expenses. In addition, this standard requires the allocation of fixed production overheads to the costs of conversion based on normal production capacity. The requirements of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this standard will not have a material impact on WatchGuard’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123 revised 2004 (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach described in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The requirements of SFAS 123(R) are effective for fiscal periods beginning after June 15, 2005, with early adoption of the standard permitted in periods in which financial statements have not yet been issued. SFAS 123(R) allows public companies to recognize

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense using either the modified prospective method or the modified retrospective method, which permits entities to restate based on amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for (a) all prior periods presented or (b) prior interim periods of the year of adoption. WatchGuard is currently evaluating pricing models and the transition provisions of this standard.

As permitted by SFAS 123, WatchGuard currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on WatchGuard’s operating results. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had WatchGuard adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 above.

2.    Accounting for Goodwill and Intangibles with Definite Lives

SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” require business combinations to be accounted for using the purchase method of accounting, and broaden the criteria for recording intangible assets separate from goodwill. SFAS 142 requires that goodwill and other indefinite lived intangibles be tested for impairment at least annually and written down and charged to operating results only in periods in which the recorded value of those assets exceeds their fair value. SFAS 142 prescribes the use of the two-phase approach for testing goodwill for impairment. The first phase is a screen for potential impairment, while the second phase (if necessary) measures the amount of impairment, if any. Current technology and other separable intangible assets that do not have indefinite lives are continued to be amortized over their useful lives.

WatchGuard performs its annual impairment tests for goodwill using an October 1 measurement date. No impairment of goodwill was recognized during 2002, 2003 or 2004.

SFAS 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” requires that the carrying value of intangible assets and other long-lived assets be reviewed on a regular basis for the existence of facts or circumstances, both internal and external, which may suggest impairment.

During the fourth quarter of 2002, WatchGuard developed a business plan that, because of limited resources, de-emphasized further development and integration of the technology acquired from Qiave Technologies Corporation in 2000. Separately, WatchGuard continued to realize lower than expected revenue from products based on Qiave technology. In accordance with SFAS 144, the undiscounted expected future cash flows were determined to be insufficient to support the carrying value of the Qiave capitalized technology. WatchGuard, therefore, recorded an impairment charge of $6.7 million of capitalized technology related to the acquisition of Qiave. The remaining net balance of Qiave technology of $186,000, after the above-mentioned impairment charge, was fully amortized during 2003.

During the third quarter of 2003, it was determined that an impairment existed for the intangible asset associated with the RapidStream “Secured by Check Point” product brand based on the technology obtained in the 2002 acquisition of RapidStream, Inc. WatchGuard’s increased focus on its core market of small- to medium-sized enterprises, resulting in a significant reduction in WatchGuard’s sales, marketing and development efforts in support of this brand, together with the historically poor performance of the RapidStream “Secured by Check Point” brand, led management to reduce future sales projections for the brand. The revised undiscounted expected future cash flows resulting from the reduced future sales projections were determined to be insufficient to recover the carrying value of the related capitalized technology. WatchGuard therefore recorded an

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charge of $3.3 million during the quarter ended September 30, 2003, based on the difference between the carrying value of the intangible assets and its estimated fair value using a discounted cash flow approach. In the fourth quarter of 2003, WatchGuard made a decision to exit the market segment served by this product; therefore, an additional impairment charge of $230,000 was recorded during the quarter ended December 31, 2003 for the remaining net book value of this intangible asset.

The following table summarizes other intangibles, net, and other assets as of December 31, 2003 and December 31, 2004 (in thousands):

	December 31,
	2003	2004
Current technology	$9,966	$9,966
Accumulated amortization	(6,801)	(7,775)

	3,165	2,191
Other assets	397	303

	$3,562	$2,494

Current technology will be amortized over its remaining useful lives through 2007. The remaining amortization is expected to be $974,000 in both 2005 and 2006, and $243,000 in 2007.

3.    Balance Sheet Account Detail

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31,
	2003	2004
Trade accounts receivable	$9,231	$9,874
Reserve for returns and allowances	(2,283)	(2,299)
Allowance for doubtful accounts	(248)	(270)

	$6,700	$7,305

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31,
	2003	2004
Finished goods	$2,638	$2,570
Components	1,868	1,510

	4,506	4,080
Inventory allowance	(1,438)	(935)

	$3,068	$3,145

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2003	2004
Computer equipment	$5,605	$4,969
Leasehold improvements	3,798	3,901
Furniture and equipment	3,652	3,885
Software	3,707	4,875

	16,762	17,630
Less accumulated depreciation and amortization	(10,250)	(11,327)

	$6,512	$6,303

During 2004, WatchGuard wrote off approximately $1.6 million of fully depreciated assets that were no longer in use.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2003	2004
Accrued payroll related liabilities	$2,225	$2,811
Other accrued liabilities	4,110	4,770

	$6,335	$7,581

4.    Short-Term and Available for Sale Investments

Short-term and available for sale investments consisted of the following (in thousands):

	Market Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Balance at December 31, 2003:
Corporate debt securities	$18,986	$19	$(29)	$18,996
Government and agency obligations	55,904	52	(83)	55,935

	$74,890	$71	$(112)	$74,931

Balance at December 31, 2004:
Corporate debt securities	$7,577	$—	$(20)	$7,597
Government and agency obligations	64,612	1	(207)	64,818

	$72,189	$1	$(227)	$72,415

At December 31, 2004, gross unrealized losses on WatchGuard’s short-term and available for sale investments relate to certain corporate debt securities and government and agency obligations with an aggregate market value of $56.0 million, of which $6.5 million has been in an unrealized loss position greater

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 12 months. Gross unrealized losses on short-term investments are due to market price movements. WatchGuard has the ability to hold these investments to maturity and does not believe that any of the unrealized losses represented an other-than-temporary impairment, based on its evaluation of available evidence, as of December 31, 2004.

The contractual maturities of WatchGuard’s available-for-sale securities, all of which are classified as current, as of December 31, 2004, are as follows (in thousands):

	Market Value	Amortized Cost
Due in one year or less	$38,477	$38,589
Due in one year through two years	22,162	22,276
Due in five years through ten years	900	900
Due beyond ten years	10,650	10,650

	$72,189	$72,415

All investment securities listed as maturing beyond five years have auction rates that are reset at least every 35 days to minimize interest rate risk. These securities are classified as current in WatchGuard’s consolidated balance sheets because they represent investments that are available to fund current operations.

Realized net gains on sales of short-term investments, which were included in interest income, were $443,000 in 2002 and $2,000 in 2003. WatchGuard did not have any realized net gains on sales of its short-term investments in 2004.

5.    Stockholders’ Equity

Stock Options

WatchGuard’s 1996 Stock Incentive Compensation Plan (the 1996 Plan) provides for the grant of incentive and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors. At December 31, 2004, WatchGuard had reserved 11,858,766 shares of common stock for grant under the 1996 Plan. The number of shares reserved for issuance of stock options under the 1996 Plan is automatically increased on the first day of each fiscal year by the least of (a) 750,000 shares, (b) 3% of the average number of common shares outstanding used to calculate fully diluted earnings per share as reported in WatchGuard’s annual financial statements for the preceding year and (c) an amount determined by the board of directors.

WatchGuard’s 2000 Stock Option Plan (the 2000 Plan) provides for the grant of nonqualified stock options to employees, agents, consultants, advisors and independent contractors. As of December 31, 2004, WatchGuard had reserved 8,000,000 shares of common stock for grant under the 2000 Plan.

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

In April 2002, WatchGuard acquired RapidStream, Inc. Under the terms and conditions of the acquisition, the RapidStream, Inc. 1998 Stock Option Plan (the RapidStream Plan) was assumed by WatchGuard and all

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to purchase shares of RapidStream common stock at the effective time of the acquisition converted into options to purchase an aggregate of 318,251 shares of WatchGuard common stock (see Note 12 to WatchGuard’s consolidated financial statements) granted under the RapidStream Plan. At the time of acquisition, WatchGuard had reserved 645,896 shares of common stock for grant under the RapidStream Plan.

The following table summarizes WatchGuard’s stock option activity for all of its stock option plans during 2002, 2003 and 2004:

	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of period	4,999,942	$12.75	7,754,251	$9.08	6,611,756	$8.19
Granted	5,185,182	5.57	1,486,600	5.14	2,863,970	7.48
Exercised	(452,717)	2.34	(252,610)	3.68	(368,857)	4.80
Canceled	(1,978,156)	10.72	(2,376,485)	9.66	(2,384,633)	8.71

Balance at end of period	7,754,251	9.08	6,611,756	8.19	6,722,236	7.89

Exercisable at end of period	2,828,529	10.74	3,689,901	9.64	3,778,450	8.98
Shares of common stock available for grant					7,103,903

The weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at December 31, 2004 under all of WatchGuard’s stock option plans for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.13 – 4.43	736,336	7.79	$3.79	348,994	$3.35
4.45 – 5.44	753,012	7.80	4.97	442,239	5.00
5.46 – 6.01	320,520	8.15	5.82	163,213	5.81
6.02 – 6.02	805,948	7.26	6.02	593,667	6.02
6.04 – 6.21	746,026	7.33	6.13	685,521	6.13
6.25 – 7.19	561,437	8.33	6.68	149,282	6.63
7.21 – 7.21	1,000,000	9.50	7.21	—	—
7.28 – 8.29	678,816	8.98	8.09	311,605	8.09
8.42 –14.09	853,141	5.76	13.13	819,226	13.22
$14.44 –53.06	267,000	5.38	28.20	264,703	28.32

	6,722,236	7.76	$7.89	3,778,450	$8.98

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, WatchGuard recorded $558,000 of deferred stock-based compensation in connection with the acquisition of RapidStream (see Note 12 to WatchGuard’s consolidated financial statements), $419,000 of which related to WatchGuard’s assumption of unvested options to purchase RapidStream common stock and $139,000 of which related to the issuance of WatchGuard common stock to twelve RapidStream employees, subject to a repurchase restriction, released over a 28-month period beginning on the purchase date. Also in 2002, WatchGuard recorded $24,000 of deferred stock-based compensation related to 6,000 option shares granted to consultants in 2002. In addition, WatchGuard decreased, by $25,000, deferred stock-based compensation previously recorded for 2001 stock option grants to consultants, due to the remeasurement of the originally estimated fair value of these grants. Final measurement of the fair value of options granted to consultants in 2002 will not occur until the options are fully vested in 2006.

In 2002, WatchGuard also recorded an adjustment of $211,000 to reduce previously recorded deferred stock-based compensation for the unvested portion of options upon termination of employees prior to vesting.

In 2003, WatchGuard recorded $16,000 of deferred stock-based compensation due to modification of terms on the previously issued options and decreased deferred compensation by $1,000 due to re-measurement of the estimated fair value of options issued to consultants in 2001 and 2002.

In 2004, WatchGuard recorded $6,000 of deferred stock-based compensation resulting from an additional 4,000 option shares granted to a consultant and re-measurement of the estimated fair value of options issued to consultants in 2001 and 2002.

Amounts recorded as deferred stock-based compensation related to stock options are generally being amortized over the vesting period of the individual award (generally three to four years), using the accelerated method, consistent with FASB Interpretation No. 28. Amortization of deferred stock-based compensation related to shares subject to repurchase is generally recognized over the term of the related employment agreements. Stock-based compensation expense was $1.5 million, $244,000 and $21,000 in 2002, 2003 and 2004, respectively. In 2002, 2003 and 2004, stock-based compensation expense included $10,000, $31,000 and $3,000 for amortization of deferred stock option expense on options issued to consultants.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 167,701, 184,410 and 217,186 shares of common stock were purchased by WatchGuard employees under the ESPP during 2002, 2003 and 2004, respectively. At December 31, 2004, WatchGuard had a total of 1,519,040 shares of common stock reserved for future issuance under the ESPP.

Common Shares Reserved

At December 31, 2004, common stock reserved for future issuance was as follows:

Outstanding stock options	6,722,236
Stock options available for future grant	7,103,903
ESPP	1,519,040

15,345,179

6.    Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. Options to purchase 7,754,251 shares, 6,611,756 shares and 6,722,236 shares of common stock at December 31, 2002, 2003 and 2004, respectively, and 8,821 shares and 277 shares of common stock subject to repurchase at December 31, 2002 and 2003, respectively, were excluded from the computation of diluted net loss per common share, as their effect is antidilutive.

7.    Income Taxes

At December 31, 2004, WatchGuard had a net operating loss carryforward for federal tax purposes of approximately $201.2 million and research and development tax credit carryforwards of $4.3 million. These carryforwards begin to expire after the 2011 tax year. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Approximately $104.2 million of the net operating losses generated for federal income tax purposes are not available to reduce income tax expense for financial reporting purposes because the tax effects of tax deductions for employee stock options in excess of the related financial reporting compensation expense are recognized as a component of stockholders’ equity. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WatchGuard provides for deferred taxes based on the difference between the basis of assets and liabilities for financial reporting purposes and the basis for income tax purposes, calculated using enacted rates that will be in effect when the differences are expected to reverse. Significant components of WatchGuard’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$67,668	$69,864
Acquisition intangibles	261	391
Research and development tax credit	3,961	4,347
Sales reserve and allowance for bad debts	1,644	2,109
Accrued expenses and other	1,733	2,257
Restructuring charge	2,047	1,772

Total deferred tax assets	77,314	80,740
Valuation allowance	(77,314)	(80,740)

Net deferred taxes	$—	$—

WatchGuard’s valuation allowance increased by $14.3 million, $6.5 million and $3.4 million in 2002, 2003 and 2004, respectively. Included in the amount for 2002 is an increase in the valuation allowance associated with the acquisition of RapidStream of $6.6 million.

The reconciliation of the income tax provision (benefit) calculated using the federal statutory rates to the recorded income tax provision are as follows (dollars in thousands):

	December 31,
	2002 Tax Effected		2003 Tax Effected		2004 Tax Effected
	Amount	Rate	Amount	Rate	Amount	Rate
Net loss before taxes	$(31,567)		$(16,068)		$(7,726)

Expected tax benefit at federal statutory rate	$(10,733)	34.0%	$(5,463)	34.0%	$(2,627)	34.0%
Expected tax benefit at state statutory rate	(247)	0.8	(126)	0.8	$(139)	1.8
Research and development credit	(350)	1.1	(724)	4.5	(298)	3.9
Permanent differences, including non-deductible acquisition costs	3,366	(10.7)	(280)	1.7	(362)	4.7
Tax benefit not recognized due to valuation allowance	7,964	(25.2)	6,593	(41.0)	3,426	(44.4)
Foreign tax expense	29	(0.1)	34	(0.2)	(45)	0.6

Total tax expense (benefit)	$29	(0.1)%	$34	(0.2)%	$(45)	0.6%

8.    401(k) Retirement Plan

WatchGuard sponsors a 401(k) plan that is available to all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Eligible employees may elect to contribute up to 15% of their pre-tax gross earnings, subject to statutory limitations regarding maximum

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WatchGuard’s operating lease arrangement for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2003 and 2004, WatchGuard’s restricted cash balance was $3.0 million in conjunction with this facilities lease.

WatchGuard also leases a product fulfillment and distribution warehouse in Seattle, with the lease term through April 2006. WatchGuard also leases facilities in Aliso Viejo, San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2005 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. WatchGuard’s excess facilities at its corporate headquarters in Seattle, and in Waltham and Aliso Viejo are partially subleased to tenants, with sublease terms that expire between 2005 and 2010. Future minimum payments at December 31, 2004 under leases for office space and computer equipment, net of future minimum rental income from sublease of $2.0 million, are as follows (in thousands):

	Abandoned in Restructuring, net	Facilities and Equipment in Use	Total
2005	$872	$2,240	$3,112
2006	875	1,881	2,756
2007	1,016	1,828	2,844
2008	1,049	1,876	2,925
2009	1,080	1,927	3,007
Thereafter	732	1,300	2,032

	$5,624	$11,052	$16,676

Rent expense for 2002, 2003 and 2004 was $3.2 million, $3.5 million and $3.2 million, respectively.

In addition to the foregoing lease commitments, WatchGuard is a party to several noncancelable and nonrefundable agreements to purchase inventory in 2005. The total of these commitments was $2.6 million at December 31, 2004.

In addition, WatchGuard has contractual agreements with some of its distributors to reimburse them for advertising and other marketing activities that they may incur to promote WatchGuard’s products, contingent on performance of those activities in the future. At December 31, 2004, the total amount of those agreements was $555,000.

10.    Guarantees

In November 2002, the FASB issued FASB Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing certain other types of guarantees.

As discussed in Note 9 to WatchGuard’s consolidated financial statements, WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain a standby letter of credit secured by restricted cash.

WatchGuard’s hardware products carry a one-year warranty from the delivery date that includes factory repair services or replacement products as needed. WatchGuard accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. WatchGuard’s liability is affected by the warranty terms provided to WatchGuard by the original equipment manufacturers ranging from 16 to 24 months from the manufacture date. Other factors that affect WatchGuard’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. WatchGuard periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. WatchGuard’s estimated product warranty liability was $197,000 and $530,000 at December 31, 2003 and 2004, respectively.

Changes to WatchGuard’s estimated product warranty liability during the year ended December 31, 2004 were as follows (in thousands):

Balance at December 31, 2003	$197
Additions charged to cost of revenues during the period	602
Settlements made during the period	(269)

Balance at December 31, 2004	$530

11.    Business Restructuring

WatchGuard recorded restructuring charges of approximately $8.1 million, $1.0 million and $400,000 in 2002, 2003 and 2004, respectively. These costs are accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” as they pertain to the restructuring plans initiated in 2001 and 2002.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. This restructuring plan included a reduction in workforce and a consolidation of excess facilities, in addition to other cost-saving strategies. As part of the restructuring plan, WatchGuard exited the consumer security market and terminated various original equipment manufacturer agreements to develop product and services for that market, and streamlined operations in support of new products and services aimed at business customers. As a result of this restructuring, WatchGuard recorded a $3.7 million restructuring charge in 2001. Additional charges of $1.4 million, $300,000 and $247,000 related to the 2001 restructuring plan were recorded in 2002, 2003 and 2004, respectively, due to the revision of estimated proceeds from the sublease of excess facilities, as the real estate market remains depressed longer than originally expected.

As part of this reorganization, WatchGuard implemented a workforce reduction of 50 employees, which represented approximately 16% of WatchGuard’s employee base at that time and included employees from all of

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2001. Other expenses associated with the reorganization consisted of stock-based compensation expense associated with the acceleration of vesting of stock subject to repurchase and stock options held by terminated employees, the discontinuation of the consumer security market products and the abandonment of facilities and equipment. Costs that related to ongoing operations were not included as restructuring charges. All restructuring charges were paid as of December 31, 2001, except accrued amounts primarily related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through August 2010. Revenues recorded from the consumer security market were insignificant prior to the restructuring.

The accrued liability relating to this restructuring as of December 31, 2002, 2003 and 2004, and activity recorded through 2002, 2003 and 2004, are as follows (in thousands):

	Restructuring Charges in 2002	Amounts Paid or Charged in 2002	Accrued Restructuring Balance December 31, 2002
Abandoned facilities and other	$1,383	$(834)	$2,035

	Restructuring Charges in 2003	Amounts Paid or Charged in 2003	Accrued Restructuring Balance December 31, 2003
Abandoned facilities and other	$300	$(621)	$1,714

	Restructuring Charges in 2004	Amounts Paid or Charged in 2004	Accrued Restructuring Balance December 31, 2004
Abandoned facilities and other	$247	$(469)	$1,492

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream (see Note 12 to WatchGuard’s consolidated financial statements), which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. As a result of this restructuring, WatchGuard recorded a $6.7 million restructuring charge during 2002. Additional charges related to the 2002 restructuring plan of $700,000 and $153,000 were recorded in 2003 and 2004, respectively, due to the revision of estimated proceeds from the sublease of excess facilities, as the real estate market remains depressed longer than originally expected.

As part of this reorganization, WatchGuard implemented a workforce reduction of 36 employees, which represented approximately 10% of WatchGuard’s post-acquisition employee base and included employees from all of WatchGuard’s functional areas. All such employees were terminated prior to June 30, 2002. Other costs associated with the reorganization consist of contract terminations and the consolidation of excess facilities. Costs that related to ongoing operations were not included as restructuring charges. Restructuring charges for severance and termination benefits were paid by December 31, 2002. Contract termination costs were paid by June 30, 2003. Amounts related to losses for the lease commitments, net of proceeds from the sublease of abandoned facilities of approximately $3.4 million at December 31, 2004, are expected to be paid through 2010.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued liability relating to this restructuring as of December 31, 2002, 2003 and 2004, and activity recorded through 2002, 2003 and 2004, are as follows (in thousands):

	Restructuring Charges in 2002	Amounts Paid or Charged in 2002	Accrued Restructuring Balance December 31, 2002
Severance and termination benefits	$529	$(529)	$—
Costs related to cancellation of technology-related contracts	637	(57)	580
Abandoned facilities and other	5,542	(750)	4,792

Total	$6,708	$(1,336)	$5,372

	Restructuring Charges in 2003	Amounts Paid or Charged in 2003	Accrued Restructuring Balance December 31, 2003
Costs related to cancellation of technology-related contracts	$—	$(580)	$—
Abandoned facilities and other	700	(1,471)	4,021

Total	$700	$(2,051)	$4,021

	Restructuring Charges in 2004	Amounts Paid or Charged in 2004	Accrued Restructuring Balance December 31, 2004
Abandoned facilities and other	$153	$(778)	$3,396

12.    Acquisition of RapidStream, Inc.

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

Tangible assets and liabilities.    Tangible assets and liabilities are recorded at fair value. The accounts payable and accrued liabilities included acquisition-related liabilities of approximately $2.9 million for severance and termination costs associated with RapidStream employees, costs related to the abandonment of excess facilities, a liability reflecting the fair value of an above-market lease, and other costs. Amounts recorded related to these items and accrued balances remaining at December 31, 2002, 2003 and 2004 were as follows (in thousands):

	Acquisition Liabilities at April 2, 2002	Amounts Paid or Charged	Balance at December 31, 2002
Severance and termination costs	$606	$(604)	$2
Above-market lease and abandoned facilities	2,288	(711)	1,577

Total acquisition-related liabilities	$2,894	$(1,315)	$1,579

	Balance at December 31, 2002	Amounts Paid or Charged	Balance at December 31, 2003
Severance and termination costs	$2	$(2)	$—
Above-market lease and abandoned facilities	1,577	(773)	804

Total acquisition-related liabilities	$1,579	$(775)	$804

	Balance at December 31, 2003	Amounts Paid or Charged	Balance at December 31, 2004
Above-market lease and abandoned facilities	$804	$(804)	$—

As part of the acquisition, WatchGuard terminated 21 employees from the original RapidStream workforce. All of these employees were terminated prior to December 31, 2002.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As discussed in Note 2 to WatchGuard’s consolidated financial statements, during the third quarter of 2003, WatchGuard recorded an impairment charge of $3.3 million for the intangible asset associated with the RapidStream “Secured by Check Point” product brand that represents a subset of the total current technology obtained in the 2002 acquisition of RapidStream. In the fourth quarter of 2003, WatchGuard made a decision to exit the market segment served by this product; therefore, an additional impairment charge of $230,000 was recorded in the quarter ended December 31, 2003 for the remaining net book value of this intangible asset.

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WatchGuard used a 25% discount rate for valuing the acquired IPR&D. In arriving at the discount rate, WatchGuard considered the implied rate of the transaction and the weighted average cost of capital. WatchGuard also took into account risks related to the characteristics and applications of each project, existing future markets and assessments of the life cycles of each project.

Deferred compensation.    A total of approximately $558,000 of deferred stock-based compensation was recorded in connection with the acquisition. Approximately $419,000 of the deferred stock-based compensation was due to WatchGuard’s assumption of unvested options to purchase RapidStream common stock. This deferred stock-based compensation was based on the intrinsic value of the unvested options at the closing date of the merger. In addition, before the close of the merger, twelve RapidStream employees were allowed to exercise a portion of their unvested options. The WatchGuard stock that was acquired by the former RapidStream employees in exchange for the RapidStream stock acquired upon the exercise of these options is considered restricted and the restrictions will lapse over the original vesting term of the options, which did not exceed 28 months from the date of purchase. Additionally, because the shares of RapidStream were exchanged for a cash payment in addition to shares of WatchGuard common stock, the cash payment related to the restricted shares was also subject to the same vesting period. The total number of restricted shares is 25,281 and the intrinsic value of the arrangement in the amount of $139,000 was recorded as deferred compensation, based on the fair value of WatchGuard common stock on the closing date of the merger. At December 31, 2004, none of these shares remained subject to repurchase.

Pro forma results.    The following unaudited pro forma combined historical results for 2002 are presented as if RapidStream had been acquired on January 1, 2002. The pro forma results, which exclude the nonrecurring charge in 2002 of $1.2 million for IPR&D, are presented below (in thousands, except per share data):

Years Ended December 31, 2002
Total revenues, net	$75,886
Net loss	$(35,776)
Pro forma basic and diluted net loss per share	$(1.00)

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Data (Unaudited)

The following tables provide WatchGuard’s unaudited results of operations, both in dollar amounts and as a percentage of total revenues, for each quarter in the eight-quarter period ended December 31, 2004. In WatchGuard’s opinion, this unaudited information has been prepared on the same basis as its audited consolidated financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented when read in conjunction with WatchGuard’s consolidated financial statements and the notes to its consolidated financial statements. The results of operations for any quarter are not necessarily indicative of WatchGuard’s future results.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004 (3)	June 30, 2004 (3)	Sept. 30, 2004 (3)	Dec. 31, 2004
					(restated)	(restated)	(restated)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product (1)	$14,430	$12,994	$11,901	$13,145	$13,644	$15,457	$13,393	$11,904
Service	7,230	6,888	6,554	6,423	6,562	7,069	7,381	7,357

Total revenues	21,660	19,882	18,455	19,568	20,206	22,526	20,774	19,261
Cost of revenues:
Product	4,975	6,066	5,848	6,691	6,397	6,566	6,379	5,547
Service	1,475	1,556	1,707	1,344	1,344	1,431	1,390	1,389

Total cost of revenues	6,450	7,622	7,555	8,035	7,741	7,997	7,769	6,936

Gross margin	15,210	12,260	10,900	11,533	12,465	14,529	13,005	12,325
Operating expenses:
Sales and marketing	8,673	8,204	7,285	7,503	8,395	8,300	7,740	8,465
Research and development	5,219	5,337	5,323	4,914	4,539	4,708	4,403	4,493
General and administrative	1,934	2,016	1,940	2,155	2,252	2,079	2,055	2,442
Stock-based compensation	121	62	26	35	11	7	—	3
Amortization of other intangible assets acquired	518	554	553	338	244	243	243	244
Impairment of other intangible assets acquired	—	—	3,300	230	—	—	—	—
Restructuring charges	—	—	—	1,000	—	—	400	—

Total operating expenses	16,465	16,173	18,427	16,175	15,441	15,337	14,841	15,647

Operating loss	(1,255)	(3,913)	(7,527)	(4,642)	(2,976)	(808)	(1,836)	(3,322)
Interest income, net:
Interest income	413	325	276	274	274	298	322	362
Interest expense (1)	(1)	(4)	(7)	(7)	(8)	(11)	(12)	(9)

Total interest income, net	412	321	269	267	266	287	310	353

Loss before income taxes	(843)	(3,592)	(7,258)	(4,375)	(2,710)	(521)	(1,526)	(2,969)
Income tax provision (benefit)	6	8	10	10	14	29	23	(111)

Net loss	$(849)	$(3,600)	$(7,268)	$(4,385)	$(2,724)	$(550)	$(1,549)	$(2,858)

Basic and diluted net loss per share (2)	$(0.03)	$(0.11)	$(0.22)	$(0.13)	$(0.08)	$(0.02)	$(0.05)	$(0.08)

Shares used in calculation of basic and diluted net loss per share (2)	32,740	32,842	32,907	33,066	33,250	33,461	33,575	33,667

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Reflects the reclassification of early pay incentive discounts from interest expense to product revenues, in accordance with generally accepted accounting principles, for all periods presented.
(2)	See Notes 1 and 6 to WatchGuard’s consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.
(3)	Operating results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have been restated due to certain accounting errors reported in WatchGuard’s previously issued consolidated financial statements. Operating results for the quarter ended March 31, 2004, include the cumulative effect of certain prior-period errors determined to be immaterial, both individually and in the aggregate, to WatchGuard’s previously issued consolidated financial statements. See “Restatement” below for further discussion regarding WatchGuard’s accounting treatment for these items.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004 (2)	June 30, 2004 (2)	Sept. 30, 2004 (2)	Dec. 31, 2004
					(restated)	(restated)	(restated)
Consolidated Statements of Operations Data:
Revenues:
Product (1)	66.6%	65.4%	64.5%	67.2%	67.5%	68.6%	64.5%	61.8%
Service	33.4	34.6	35.5	32.8	32.5	31.4	35.5	38.2

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	23.0	30.5	31.7	34.2	31.7	29.1	30.7	28.8
Service	6.8	7.8	9.2	6.9	6.6	6.4	6.7	7.2

Total cost of revenues	29.8	38.3	40.9	41.1	38.3	35.5	37.4	36.0

Gross margin	70.2	61.7	59.1	58.9	61.7	64.5	62.6	64.0

Operating expenses:
Sales and marketing	40.0	41.3	39.5	38.3	41.5	36.9	37.2	43.9
Research and development	24.1	26.8	28.9	25.1	22.5	20.9	21.2	23.3
General and administrative	8.9	10.2	10.5	11.0	11.1	9.2	9.9	12.7
Stock-based compensation	0.6	0.3	0.1	0.2	0.1	—	—	—
Amortization of other intangible assets acquired	2.4	2.8	3.0	1.7	1.2	1.1	1.2	1.3
Impairment of other intangible assets acquired	—	—	17.9	1.2	—	—	—	—
Restructuring charges	—	—	—	5.1	—	—	1.9	—

Total operating expenses	76.0	81.4	99.9	82.6	76.4	68.1	71.4	81.2

Operating loss	(5.8)	(19.7)	(40.8)	(23.7)	(14.7)	(3.6)	(8.8)	(17.2)

Interest income, net:
Interest income	1.9	1.6	1.5	1.4	1.3	1.4	1.5	1.9
Interest expense (1)	—	—	—	—	—	(0.1)	(0.1)	(0.1)

Total interest income, net	1.9	1.6	1.5	1.4	1.3	1.3	1.4	1.8

Loss before income taxes	(3.9)	(18.1)	(39.3)	(22.3)	(13.4)	(2.3)	(7.4)	(15.4)
Income tax provision (benefit)	0.0	0.0	0.1	0.1	0.1	0.1	0.1	(0.6)

Net loss	(3.9)%	(18.1)%	(39.4)%	(22.4)%	(13.5)%	(2.4)%	(7.5)%	(14.8)%

(1)	Reflects the reclassification of early pay incentive discounts from interest expense to product revenues, in accordance with generally accepted accounting principles, for all periods presented.
(2)	Operating results for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have been restated due to certain accounting errors reported in WatchGuard’s previously issued consolidated financial statements. Operating results for the quarter ended March 31, 2004, include the cumulative effect of certain prior-period errors determined to be immaterial, both individually and in the aggregate, to WatchGuard’s previously issued consolidated financial statements. See “Restatement” below for further discussion regarding WatchGuard’s accounting treatment for these items.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement

During WatchGuard’s financial close and audit process, WatchGuard discovered certain errors in its previously issued consolidated financial statements. These errors pertained to (i) inaccurate income statement classification of early pay incentive discounts taken by customers, (ii) under-accrual of customer rebate obligations, and (iii) timing of revenue recognition associated with specific products and services (resulting in an overstatement of product revenue and an understatement of deferred revenue).

Generally accepted accounting principles require early pay incentive discounts to be recorded as a reduction to revenue, not as a component of interest expense, as previously reported by WatchGuard. Accordingly, WatchGuard properly reclassified early pay incentive discounts from interest expense to revenue for all previously issued consolidated financial statements.

WatchGuard conducted a comprehensive and detailed evaluation of all errors identified, both individually and in the aggregate, in order to assess the materiality and financial statement impact on its previously issued consolidated financial statements. The evaluation was limited to previously issued consolidated financial statements for all interim periods in 2003 and 2004, as well as prior-period consolidated financial statements required for comparative purposes in WatchGuard’s Form 10-K for 2004.

Based on WatchGuard’s analysis, it does not believe that the impact of the errors identified, either individually or in the aggregate, would be material to the annual period in which they were reported in 2002 or the annual or interim periods in which they were reported in 2003. However, it was determined that errors identified and reported in previously issued consolidated financial statements for interim periods in 2004 would have a material impact on those periods. Accordingly, WatchGuard restated its previously issued consolidated financial statements for the first three quarters of 2004. The cumulative financial impact of errors affecting periods prior to 2004 amounted to $412,000, and has been recorded as a reduction to revenue and an increase in operating loss and net loss for the three months ended March 31, 2004.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a reconciliation of WatchGuard’s previously reported operating results to reclassified operating results, reflecting the reclassification of early pay incentive discounts from interest expense to revenue, and a reconciliation of reclassified operating results to restated operating results, reflecting adjustments to accurately recorded customer rebate obligations and deferred revenue for all previously reported interim periods in 2004 (in thousands, except per share amounts):

	Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004
Consolidated Statements of Operations Data:
As Previously Reported:
Revenue	$21,476	$23,021	$21,283
Operating loss	(1,706)	(313)	(1,327)
Net loss	(1,615)	(239)	(1,204)
Net loss per share	$(0.05)	$(0.01)	$(0.04)

Reclassification of Early Pay Incentive Discounts:
Revenue	$(161)	$(184)	$(164)
Operating loss	(161)	(184)	(164)
Net loss	—	—	—
Net loss per share	$—	$—	$—

Reclassified for Early Pay Incentive Discounts:
Revenue	$21,315	$22,837	$21,119
Operating loss	(1,867)	(497)	(1,491)
Net loss	(1,615)	(239)	(1,204)
Net loss per share	$(0.05)	$(0.01)	$(0.04)

Adjustment for Customer Obligations and Deferred Revenue:
Revenue	$(1,109)	$(311)	$(345)
Operating loss	(1,109)	(311)	(345)
Net loss	(1,109)	(311)	(345)
Net loss per share	$(0.03)	$(0.01)	$(0.01)

Restated:
Revenue	$20,206	$22,526	$20,774
Operating loss	(2,976)	(808)	(1,836)
Net loss	(2,724)	(550)	(1,549)
Net loss per share	$(0.08)	$(0.02)	$(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Management’s report on internal control over financial reporting.    Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records in reasonable detail, such that they accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that a material weakness existed as of December 31, 2004, pertaining to the design and operating effectiveness of our controls relating to revenue recognition. Specifically, the material weakness related to insufficient controls over the initial identification and processing of deferred revenue elements of software and services sales and the accurate recording of customer obligations. As a result and upon management’s recommendation to the audit committee of the board of directors, on March 15, 2005, we further concluded that our previously issued interim consolidated financial statements for 2004 should be restated. This restatement of our 2004 interim consolidated financial statements is described in Note 13 of our consolidated financial statements for the fiscal year ended December 31, 2004, included in this annual report on Form 10-K.

As a result of the material weakness described above, our management believes that, as of December 31, 2004, our system of internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework. Our management communicated its conclusions regarding the effectiveness of our internal control over financial reporting to the audit committee of the board of directors.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

(c) Changes in internal controls.    There were no significant changes in our internal controls during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

ITEM 9B.    OTHER INFORMATION

On March 29, 2005, we entered into an indemnification agreement with each of our executive officers and directors. A form of this indemnification agreement is attached as Exhibit 10.10 to this annual report on Form 10-K. Pursuant to these agreements, we have agreed to indemnify each of our executive officers and directors to the maximum extent allowable under Delaware law.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful accounts	$793	$(75)	$—	$232	(A)	$486
Sales returns reserve and allowances	$2,046	$4,601	$—	$4,802	(B)	$1,845
Inventory reserve	$348	$1,027	$—	$750	(C)	$625

Year ended December 31, 2003
Allowance for doubtful accounts	$486	$(100)	$—	$138	(A)	$248
Sales returns reserve and allowances	$1,845	$6,089	$—	$5,651	(B)	$2,283
Inventory reserve	$625	$2,851	$—	$2,038	(C)	$1,438

Year ended December 31, 2004
Allowance for doubtful accounts	$248	$60	$—	$38	(A)	$270
Sales returns reserve and allowances	$2,283	$6,833	$—	$7,755	(B)	$1,361
Inventory reserve	$1,438	$1,044	$—	$1,547	(C)	$935

(A)	Deductions consist of write-offs of doubtful accounts.

(B)	Deductions consist of product returns, price protection credits issued and credits issued under promotional allowances previously accrued.

(C)	Deductions consist of write-offs of obsolete or excess quantities of inventory.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled “Election of Directors” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2005.

(b) The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled “Executive Officers” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2005.

(c) The information regarding our Code of Ethics required by this item is incorporated into this annual report by reference to the section entitled “Corporate Governance” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2005.

We will file the proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the proxy statement for our annual meeting of stockholders to be held on June 3, 2005. We will file the proxy statement for our 2005 annual meeting of stockholders within 120 days of December 31, 2004, our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2005 annual meeting of stockholders to be held on June 3, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2005 annual meeting of stockholders to be held on June 3, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services required by this item is incorporated into this annual report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2005 annual meeting of stockholders to be held on June 3, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year-end.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1) Index to Financial Statements

(2) Index to Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2002, 2003 and 2004.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(3) Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (H)

10.1	Lease Agreement, dated as of March 1, 2000, between 505 Union Station and the registrant (Exhibit 10.1) (B)

10.2	Amended and Restated 1996 Stock Incentive Compensation Plan (Exhibit 10.1) (G)

10.3	2000 Stock Option Plan (Exhibit 10.1) (C)

10.4	1998 RapidStream, Inc. Stock Option Plan (Exhibit 10.1) (D)

10.5	Qiave Technologies Corporation 2000 Stock Option Plan (Exhibit 99.1) (E)

10.6	1999 Employee Stock Purchase Plan (Exhibit 10.10) (A)

10.7	Standardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust (401(k) plan), effective as of September 1, 1998 (Exhibit 10.7) (A)

10.8	Offer letter to Dale Bastian, dated as of July 8, 2003 (Exhibit 10.1) (F)

10.9	Offer letter to Edward J. Borey, dated June 30, 2004 (Exhibit 10.1) (H)

10.10	Form of Indemnification Agreement, effective March 29, 2005, by and between the executive officers and directors of the registrant and the registrant

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (contained on signature page)

31.1	Section 302 Certification of Edward J. Borey

Number	Description

31.2	Section 302 Certification of James A. Richman

32.1	Certification of Edward J, Borey pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James A. Richman pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(B)	Incorporated by reference to the specified exhibit to the registrant’s Annual Report on Form 10-K/A (File No. 000-26819), filed with the SEC on May 1, 2000.

(C)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26819), filed with the SEC on May 15, 2001.

(D)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-86168), filed with the SEC on April 12, 2002.

(E)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-51196), filed with the SEC on December 4, 2000.

(F)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26819), filed with the SEC on November 13, 2003.

(G)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26819), filed with the SEC on August 12, 2003.

(H)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26819), filed with the SEC on August 9, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on March 30, 2005.

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ EDWARD J. BOREY
Edward J. Borey President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Edward J. Borey and James A. Richman and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. BOREY Edward J. Borey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/s/ JAMES A. RICHMAN James A. Richman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	March 30, 2005

/s/ ELLEN M. HANCOCK Ellen M. Hancock	Director	March 30, 2005

/s/ MICHAEL R. KOUREY Michael R. Kourey	Director	March 30, 2005

/s/ RICHARD A. LEFAIVRE Richard A. LeFaivre	Director	March 30, 2005

/s/ STEVEN N. MOORE Steven N. Moore	Director	March 30, 2005

/s/ WILLIAM J. SCHROEDER William J. Schroeder	Director	March 30, 2005

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1) (A)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2) (H)

10.1	Lease Agreement, dated as of March 1, 2000, between 505 Union Station and the registrant (Exhibit 10.1) (B)

10.2	Amended and Restated 1996 Stock Incentive Compensation Plan (Exhibit 10.1) (G)

10.3	2000 Stock Option Plan (Exhibit 10.1) (C)

10.4	1998 RapidStream, Inc. Stock Option Plan (Exhibit 10.1) (D)

10.5	Qiave Technologies Corporation 2000 Stock Option Plan (Exhibit 99.1) (E)

10.6	1999 Employee Stock Purchase Plan (Exhibit 10.10) (A)

10.7	Standardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust (401(k) plan), effective as of September 1, 1998 (Exhibit 10.7) (A)

10.8	Offer letter to Dale Bastian, dated as of July 8, 2003 (Exhibit 10.1) (H)

10.9	Offer letter to Edward J. Borey, dated June 30, 2004 (Exhibit 10.1) (H)

10.10	Form of Indemnification Agreement, effective March 29, 2005, by and between the executive officers and directors of the registrant and the registrant

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (contained on signature page)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of James A. Richman

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James A. Richman pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(B)	Incorporated by reference to the specified exhibit to the registrant’s Annual Report on Form 10-K/A (File No. 000-26819), filed with the SEC on May 1, 2000.

(C)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-26819), filed with the SEC on May 15, 2001.

(D)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-86168), filed with the SEC on April 12, 2002.

(E)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-8 (File No. 333-51196), filed with the SEC on December 4, 2000.

(F)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26819), filed with the SEC on November 13, 2003.

(G)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26819), filed with the SEC on August 12, 2003.

(H)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26819), filed with the SEC on August 9, 2004.