Form 10-Q
period 2005-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2005-05-10
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

33,788,608 shares of WatchGuard common stock were outstanding as of April 30, 2005.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,660	$8,067
Short-term available-for-sale investments	72,189	65,522
Trade accounts receivable, net	7,305	6,811
Inventories, net	3,145	4,800
Prepaid expenses and other current assets	2,780	2,970

Total current assets	90,079	88,170
Property and equipment, net	6,303	5,714
Restricted cash	3,000	3,000
Goodwill	66,605	66,605
Other intangibles, net and other assets	2,494	2,234

Total assets	$168,481	$165,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,214	$2,923
Accrued expenses and other liabilities	7,581	9,516
Short-term accrued restructuring costs	1,289	1,129
Short-term deferred revenues	17,402	16,833

Total current liabilities	29,486	30,401
Long-term deferred rent	1,447	1,415
Long-term accrued restructuring costs	3,599	3,444
Long-term deferred revenues	1,818	2,067

Total liabilities	36,350	37,327
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000
No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000
Shares issued and outstanding: 33,677,830 at December 31, 2004 and 33,788,281 at March 31, 2005	34	34
Additional paid-in capital	270,282	270,628
Accumulated other comprehensive loss	(226)	(389)
Accumulated deficit	(137,959)	(141,877)

Total stockholders’ equity	132,131	128,396

Total liabilities and stockholders’ equity	$168,481	$165,723

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2005
	(restated)
Revenues:
Product	$13,644	$9,131
Service	6,562	7,484

Total revenues	20,206	16,615

Cost of revenues:
Product	6,397	4,083
Service	1,344	1,471

Total cost of revenues	7,741	5,554

Gross margin	12,465	11,061

Operating expenses:
Sales and marketing	8,395	7,946
Research and development	4,539	4,443
General and administrative	2,263	2,756
Amortization of other intangible assets	244	244

Total operating expenses	15,441	15,389

Operating loss	(2,976)	(4,328)
Interest and other income, net	266	452

Loss before income taxes	(2,710)	(3,876)
Provision for income taxes	14	42

Net loss	$(2,724)	$(3,918)

Basic and diluted net loss per share	$(0.08)	$(0.12)

Shares used in calculation of basic and diluted net loss per share	33,250	33,717

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2005
	(restated)
Operating activities:
Net loss	$(2,724)	$(3,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	762	656
Amortization of other intangible assets	244	244
Stock-based compensation	11	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,126)	494
Inventories, net	(582)	(1,655)
Prepaid expenses and other current assets	666	(190)
Other assets	6	17
Accounts payable	499	(291)
Accrued expenses, other liabilities and deferred rent	(358)	1,902
Accrued restructuring costs	(528)	(315)
Deferred revenues	1,125	(320)

Net cash used in operating activities	(2,005)	(3,376)

Investing activities:
Purchases of property and equipment	(471)	(67)
Proceeds from maturities of marketable securities	9,115	26,647
Purchases of marketable securities	(7,231)	(20,143)

Net cash provided by investing activities	1,413	6,437

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	1,390	346

Net cash provided by financing activities	1,390	346

Net increase in cash and cash equivalents	798	3,407
Cash and cash equivalents at beginning of period	3,899	4,660

Cash and cash equivalents at end of period	$4,697	$8,067

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for e-commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard, including the December 31, 2004 balance sheet that was derived from audited consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2005. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 31, 2005.

Restatement of Prior Period Information

Financial results for the three months ended March 31, 2004 have been restated to correct certain accounting errors identified during WatchGuard’s financial close and audit process for the year ended December 31, 2004. Refer to WatchGuard’s annual report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of the restatement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of WatchGuard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

WatchGuard generates revenues through sales of its Firebox products, licenses and subscriptions for related software options and services, and subscriptions for its LiveSecurity Service which includes access to technical support, software updates (if and when available), early-warning vulnerability alerts and expert instruction and training.

Because each Firebox hardware product contains embedded software, whereby significant software development costs are incurred in developing the embedded software, and because the Firebox and the embedded software includes the rights to receive technical support and software updates on an if, and when, available basis, WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids and the SEC Topic 13, “Revenue Recognition” of the codification of the Staff Accounting Bulletins. Topic 13 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its revenue recognition policies and practices are consistent with the accounting standards.

Software license revenues are generated from licensing the rights to use WatchGuard’s products directly to end-users, from sublicense fees from resellers and distributors and from sales of WatchGuard’s managed security solution products to Internet service providers and other service providers that utilize WatchGuard’s products to provide managed security services to their customers.

Most of WatchGuard’s Firebox products and certain software products include an initial period of service subscription bundled in the product price. Because the timing of revenue recognition differs between the product and the service subscription, the related revenues must be allocated to the product and the subscription service. The allocation of revenues is determined by using the residual method, as defined in SOP 98-9, if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value, as established by vendor-specific objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management, if it is probable that the price, once established, will not

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

change before the element is separately introduced into the marketplace. Prior to recognizing any revenues, WatchGuard ensures that there is persuasive evidence of the arrangement, collection is probable, and the fee is fixed or determinable.

Revenues allocated to products, including software license fees, are generally recognized for a majority of customers upon delivery of the products to the customer (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. WatchGuard’s payment terms typically range from 30 to 60 days.

During the first quarter of 2005, WatchGuard negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give WatchGuard the flexibility in the respective markets to be more competitive, responsive and effective. As a result, WatchGuard converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, while revenue from products already in that channel customer’s inventory was already recognized in the prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of their inventories predating the conversion. As of December 31, 2004, the converted customers held inventories, the revenues from which were $2.3 million and were recognized by WatchGuard during 2004. During the first quarter of 2005, these customers sold through approximately $2.0 million of these inventories with approximately $0.3 million carried over to later quarters. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the effect of this reduction cannot be measured reliably due to a change in customer buying pattern upon conversion to the sell through method.

WatchGuard provides allowances for estimated returns and return rights and pricing protection rights which are offered to most customers. WatchGuard also provides allowances for promotional rebates offered to its customers. A customer’s return rights are generally limited to the lesser of its on-hand inventory or a percentage of the customer’s purchases for the previous quarter. Pricing protection rights, offered to many of WatchGuard’s customers, are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sales are made.

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

Stock-based compensation for options or warrants granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued. The fair value of options granted to non-employees is periodically measured as the underlying options vest.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
	(restated)
Net loss — as reported	$(2,724)	$(3,918)
Add: stock-based compensation, as reported	11	—
Deduct: stock-based compensation determined under fair-value-based method	(2,852)	(1,734)

Net loss — pro forma	$(5,565)	$(5,652)

Net loss per share, basic and diluted — as reported	$(0.08)	$(0.12)
Net loss per share, basic and diluted — pro forma	$(0.17)	$(0.17)

In December 2004, the Financial Accounting Standards Board issued SFAS 123 revised 2004 (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach described in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) allows public companies to transition using either of the two methods described below. Under the modified prospective method, stock compensation expense is recognized starting from the date of the adoption for all outstanding unvested stock awards, as well as for all awards granted, modified or settled after the date of the adoption. Under the modified retrospective method, entities would restate prior period financial statements using the amounts previously reflected in pro forma disclosures under SFAS 123 either for all prior periods presented or for prior interim periods of the year of adoption.

In April 2005, the SEC delayed the effective date of SFAS 123(R) such that each company that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) no later than the first interim reporting period of the company’s first fiscal year beginning on or after June 15, 2005. WatchGuard is currently evaluating valuation models and the transition provisions of this standard. WatchGuard has not yet decided as of which date it will adopt the provisions of SFAS 123(R).

As permitted by SFAS 123, WatchGuard currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant effect on WatchGuard’s operating results. The effect of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had WatchGuard adopted SFAS 123(R) in prior periods, the effect of that standard would have approximated the amounts of pro forma stock compensation expense reflected in accordance with SFAS 123 in the disclosure of pro forma net income and earnings per share in Note 1 to these consolidated financial statements.

Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation because their effect is antidilutive.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Comprehensive Loss

WatchGuard’s investments consist of commercial paper, corporate and government debt securities and auction rate securities. WatchGuard’s investment securities are considered available-for-sale, and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three months ended March 31, 2004 and March 31, 2005, there were no material realized gains or losses on securities available-for-sale. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2004	2005
	(restated)
Net loss	$(2,724)	$(3,918)
Unrealized loss on investments	(10)	(163)

Comprehensive loss	$(2,734)	$(4,081)

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation, including the reclassification of (i) customer early pay incentive discounts from interest expense to product revenues, (ii) certain leasehold improvements previously netted against the related deferred rent liability from accrued expenses and other liabilities to property and equipment, and (iii) certain deferred rent liabilities from accrued expenses and other liabilities to long-term deferred rent.

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Trade accounts receivable	$9,874	$9,120
Reserve for returns and allowances	(2,299)	(2,069)
Allowance for doubtful accounts	(270)	(240)

	$7,305	$6,811

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Finished goods	$2,570	$3,483
Components	1,510	2,194

	4,080	5,677
Inventory allowance	(935)	(877)

	$3,145	$4,800

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Accrued payroll-related liabilities	$2,811	$2,814
Deposits from sell through customers	1,039	2,441
Other accrued liabilities	3,731	4,261

	$7,581	$9,516

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2004 and at March 31, 2005, WatchGuard’s restricted cash balance was $3 million in conjunction with this facilities lease.

WatchGuard’s hardware products carry a one-year warranty from the delivery date that includes factory repair services or replacement products as needed. WatchGuard accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. WatchGuard’s liability is affected by the warranty terms provided to WatchGuard by the original equipment manufacturers ranging from 16 to 24 months from the manufacture date. Other factors that affect WatchGuard’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. WatchGuard periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. WatchGuard’s estimated product warranty liability was $530,000 and $486,000 at December 31, 2004 and at March 31, 2005, respectively.

Changes to WatchGuard’s estimated product warranty liability during the three months ended March 31, 2005 were as follows (in thousands):

Balance at December 31, 2004	$530
Additions charged to cost of revenues during the period	65
Settlements made during the period	(109)

Balance at March 31, 2005	$486

NOTE 5 – BUSINESS RESTRUCTURINGS

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2004 and at March 31, 2005, and activity recorded through March 31, 2005, are as follows (in thousands):

	December 31, 2004	Amounts Paid or Charged	March 31, 2005
Abandoned facilities and other	$1,492	$(126)	$1,366

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc. in April 2002, which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2004 and at March 31, 2005, and activity recorded through March 31, 2005, are as follows (in thousands):

	December 31, 2004	Amounts Paid or Charged	March 31, 2005
Abandoned facilities and other	$3,396	$(189)	$3,207

NOTE 6 – CONTINGENCIES

WatchGuard is subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently undeterminable and an adverse result in one or more matters could negatively affect WatchGuard’s operating results in the period in which it occurs.

Intellectual Property Employment Litigation

On March 23, 2005, WatchGuard filed a complaint in United States District Court for the Northern District of Texas against a terminated former employee, Michael N. Valentine, and his new employer, SonicWALL, Inc., a direct competitor of WatchGuard. The complaint was filed to prevent the misappropriation of WatchGuard’s trade secrets and to enjoin the acts of unfair competition by Valentine and SonicWALL. Valentine currently works for SonicWALL as its Vice President of Channel Sales. Valentine previously worked for WatchGuard in a similar position, as WatchGuard’s Vice President of America Sales. As Vice President of America Sales, Valentine received trade secret and proprietary information about WatchGuard products, sales practices and employees. Valentine owed a contractual duty, as well as a common-law fiduciary duty of loyalty, to WatchGuard not to use or disclose that proprietary information, particularly for the benefit of a competitor. WatchGuard believes that Valentine’s new employer, SonicWALL, encouraged Valentine to breach his obligations to WatchGuard and has used WatchGuard’s trade secrets to actively engage in a campaign to induce key sales employees to leave WatchGuard and breach their contractual obligations to WatchGuard. WatchGuard has asserted causes of action against both Valentine and SonicWALL for misappropriation of trade secrets and unfair competition. Additionally, WatchGuard has brought causes of action for breach of contract and breach of fiduciary duty against Valentine and a cause of action for tortious interference with existing contracts against SonicWALL. In this complaint, WatchGuard seeks injunctive relief, compensatory and punitive damages, and costs of suit. WatchGuard may be unsuccessful in obtaining the full remedies that it is seeking in this litigation and, even if successful, the litigation may be costly and time consuming, which could have a material adverse effect on WatchGuard’s operating results.

NOTE 7 – SUBSEQUENT EVENTS

Revisions to Compensation Plans

In April 2005, WatchGuard announced certain changes to its existing stock compensation plans. The primary changes consisted of a stock option exchange program, the creation of a program to encourage stock ownership for directors and executive officers, and revisions to the Board of Directors’ compensation package to more accurately reflect current industry practices.

Under the stock option exchange program, holders of eligible options have the opportunity to exchange their options with exercise prices of $6.00 or more for a lesser number of replacement options having an exercise price equal to the fair market value of WatchGuard’s common stock on the grant date of the replacement options, currently expected to be May 19, 2005. The exchange ratio is 90% for options with an exercise price from $6.00 to $8.00 per share, 75% for options with an exercise price from $8.01 to $10.00 per share, and 33.3% for options with an exercise price of $10.01 or more. Each replacement option will be vested and exercisable upon grant to the same degree as the original option on the same date. WatchGuard will not return net options that are eliminated as a result of the reduction in the number of options outstanding to the pool of

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

options available to be granted. In addition, when the exchange program is consummated, WatchGuard will eliminate all shares available for grant pursuant to non-shareholder-approved stock option plans, which would further reduce the number of shares available for grant under its option plans by approximately 4.4 million shares. For financial reporting purposes, WatchGuard expects to account for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until adoption of SFAS 123(R). Under variable accounting, cumulative stock compensation expense at any balance sheet date would equal accumulated amortization of the current intrinsic value of the outstanding variable stock awards over their vesting periods. Upon adoption of SFAS 123(R), in accordance with its rules, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized until adoption of SFAS 123(R) using variable accounting will not be reversed upon adoption.

The new stock ownership program for executive officers and non-employee directors provides for voluntary purchases of WatchGuard’s capital stock to be matched by WatchGuard in the form of a restricted stock grant equal to 50% of the number of shares purchased in the open market, up to a maximum of 5,000 matching restricted shares per participant per year. The matching restricted shares granted by WatchGuard will vest annually over three years, and any unvested matching restricted stock shares will be forfeited if the shares that were matched are sold.

The compensation for non-employee directors has been changed to increase the annual retainer for general board membership, institute annual retainers for committee membership and committee chairs and eliminate per-meeting fees. In addition, non-employee directors will continue to receive options to purchase shares of WatchGuard’s capital stock as before and will also receive an annual grant of 2,500 shares of restricted stock which vests over a one-year period.

Class-Action Securities Litigation

On April 8, 2005, a holder of WatchGuard common stock, on behalf of himself and purportedly on behalf of a class of WatchGuard stockholders, filed an action in the United States District Court for the Western District of Washington against WatchGuard and some of its current and former officers, alleging violations of the federal securities laws arising out of, among other things, its announcement on March 15, 2005 that it was restating some of its financial results for interim periods of 2004; related actions have been subsequently filed, which together with the April 8, 2005 action are referred to as the Action. Pursuant to Delaware law, WatchGuard is obligated to indemnify its officers in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. WatchGuard intends to vigorously defend against the Action. WatchGuard is unable, however, to predict the ultimate outcome of the Action. At this time, WatchGuard has not recorded any liability associated with this litigation as the associated cost and outcome are currently not determinable. There can be no assurance WatchGuard will be successful in defending against the Action and if WatchGuard is unsuccessful it may be subject to significant damages which could have a material adverse effect on WatchGuard’s results of operations and financial position. Even if WatchGuard is successful, defending against the Action is likely to be expensive and may divert management’s attention from other business concerns and harm its business, which could have a material adverse effect on WatchGuard’s operating results.

Shareholder Rights Agreement

On May 6, 2005, WatchGuard adopted a rights agreement. Pursuant to the rights agreement, each right consists of an initial right and subsequent rights. Initial rights will be exercisable only if a person or group acquires 15% or more of WatchGuard’s outstanding common stock, whether through open market or private purchases, or if a person or group commences a tender offer for 15% or more of WatchGuard’s outstanding common stock. In such case, each right would entitle the holder to purchase 1/1000 of a share of a newly created series of preferred stock for payment of the exercise price. If an acquirer were to acquire 15% or more of WatchGuard’s outstanding common stock, each shareholder other than the acquirer would have the right to purchase a number of newly issued shares of WatchGuard’s common stock having a market value equal to two times the exercise price of the rights for payment of the exercise price (i.e. the right to purchase WatchGuard’s common stock at a 50% discount). WatchGuard’s Board of Directors may redeem the rights for a nominal amount ($0.001 per right) prior to the date they become exercisable or before the right to purchase securities of WatchGuard or an acquiring entity at a discount accrues, subject to extension under certain circumstances. Until the rights issued under the rights agreement become exercisable, the rights will trade automatically with WatchGuard’s common stock and separate rights certificates will not be issued.

At or prior to WatchGuard’s 2006 annual meeting of stockholders (and in no event later than May 5, 2006), WatchGuard will submit to its stockholders who are not affiliated with management or any member of the Board of Directors (Independent Stockholders) the rights agreement for ratification. Unless the majority of the votes cast by the Independent Stockholders are voted in favor of the continued existence of the rights agreement, the rights agreement and the rights issued pursuant to the rights agreement will terminate immediately after such meeting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and operating results. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. References to “we,” “our” and “us” in this quarterly report refer to WatchGuard Technologies, Inc. and our wholly owned subsidiaries.

Forward-Looking Statements

Our disclosure and analysis in this quarterly report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this quarterly report include, without limitation:

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

Our market spans the SME market, from smaller-sized companies for which ease-of-use is a primary requirement, to medium-sized companies (including those with high-speed connections supporting VPNs between the corporate headquarters and geographically dispersed branch offices) for which performance, scalability and networking features are key requirements. Our security solutions also give enterprises a security management choice. An enterprise can manage its own Internet security with our product offerings or outsource its security management to an Internet service provider or other managed service provider implementing our managed security solutions. For the service provider, our technology improves the economics of managed security services through a scalable delivery platform that enables the service provider to remotely configure and manage thousands of customer sites quickly and easily.

Since January 2004, we have continued to invest heavily in the development of our products as follows:

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

•	In August 2004, we extended the Firebox X family of integrated, upgradeable security appliances to address the needs of remote offices, telecommuters and small businesses with the launch of the Firebox X Edge line, designed to provide commercial-class security at the furthest points of the network at an affordable price point.

•	In December 2004, we made available the WatchGuard Gateway AntiVirus for email for our Firebox X line of integrated, upgradeable security appliances. This robust signature-based solution, combined with our existing deep application inspection capability, is designed to provide comprehensive security against email borne threats at an affordable cost.

•	In December 2004, we extended the Firebox X Edge line with a wireless version offering secure 802.11g wireless connection, and enhanced the Edge software for wired and wireless to include WAN / WAN failover and WAN / Modem failover for greater reliability.

•	In April 2005, we introduced the Firebox X Peak line, our highest-performance line of integrated security appliances, with up to 1 Gbps firewall throughput, high port density and advanced networking features. In connection with this product introduction, we also launched Fireware Pro, our advanced security and network operating system designed for more complex network environments. Fireware Pro comes bundled with all Firebox X Peak appliances, and is available as an upgrade to Firebox X Core appliances (formerly the Firebox X line).

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

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

Most of our Firebox products and certain software products include an initial period of service subscription bundled in the product price. Because the timing of revenue recognition differs between the product and the service subscription, the related revenues must be allocated to the product and the subscription service. The allocation of revenues is determined by using the residual method, as defined in Statement of Position (SOP) 98-9, an amendment to SOP 97-2, “Software Revenue Recognition,” if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value, as established by vendor-specific objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before the element is separately introduced into the marketplace. Prior to recognizing any revenues, we ensure that there is persuasive evidence of the arrangement, collection is probable, and the fee is fixed or determinable. We are required to exercise judgment in deciding how to interpret the evidence of vendor-specific objective evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

Revenues allocated to products, including software license fees, are generally recognized for a majority of customers upon delivery of the products to the customer (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. Our payment terms typically range from 30 to 60 days.

Service revenues primarily include the allocated fees for the initial LiveSecurity Service and other services subscriptions and for LiveSecurity Service and other services subscription renewals. These service fees provide our customers access to our LiveSecurity Service and other services for product updates, security threat responses, general security information and technical support. These service fees also enable our service provider customers access to the LiveSecurity Service and the ability to manage and update a specific number of their customers’ security appliances. Service subscription revenues are recognized ratably on a monthly basis over the subscription period.

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

Provision for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Judgment is required when we assess the ultimate realization of receivables, including the probability of collection and the creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required which could have an adverse effect on our operating results.

Inventory Valuation

Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write our inventories down to estimated market value based on assumptions about future demand and market conditions. The introduction of new products that replace existing products, technological advances, and variation in market trends or customer preferences could, however, significantly affect these estimates and result in additional inventory write-downs which could have an adverse effect on our operating results.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS 123 revised 2004 (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach described in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) allows public companies to transition using either of the two methods described below. Under the modified prospective method, stock compensation expense is recognized starting from the date of the adoption for all outstanding unvested stock awards, as well as for all awards granted, modified or settled after the date of the adoption. Under the modified retrospective method, entities would restate prior period financial statements using the amounts previously reflected in pro forma disclosures under SFAS 123 either for all prior periods presented or for prior interim periods of the year of adoption.

In April 2005, the SEC delayed the effective date of SFAS 123(R) such that each company that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123(R) no later than the first interim reporting period of the company’s first fiscal year beginning on or after June 15, 2005. We are currently evaluating valuation models and the transition provisions of this standard. We have not yet decided as of which date we will adopt the provisions of SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant effect on our operating results. The effect of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the effect of that standard would have approximated the amounts of pro forma stock compensation expense reflected in accordance with SFAS 123 in our disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2004	2005
Revenues:
Product	67.5%	55.0%
Service	32.5	45.0

Total revenues	100.0	100.0

Cost of revenues:
Product	31.7	24.6
Service	6.6	8.8

Total cost of revenues	38.3	33.4

Gross margin	61.7	66.6

Operating expenses:
Sales and marketing	41.5	47.8
Research and development	22.5	26.7
General and administrative	11.2	16.6
Amortization of other intangible assets	1.2	1.5

Total operating expenses	76.4	92.6

Operating loss	(14.7)	(26.0)
Interest and other income, net	1.3	2.7

Loss before income taxes	(13.4)	(23.3)
Provision for income taxes	0.1	0.3

Net loss	(13.5)%	(23.6)%

Three Months Ended March 31, 2004 and 2005

Revenues

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2004	2005
Revenues (in thousands):
Product	$13,644	$9,131	(33.1)%
Service	6,562	7,484	14.1%

Total	$20,206	$16,615	(17.8)%

Revenues (as % of total revenues):
Product	67.5%	55.0%
Service	32.5	45.0

Total	100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended March 31,		Percentage (Decrease)
	2004	2005
Revenues (in thousands):
Americas	$10,127	$7,448	(26.4)%
EMEA	7,418	6,785	(8.5)%
APAC	2,661	2,382	(10.5)%

Total	$20,206	$16,615	(17.8)%

Revenues (as % of total revenues):
Americas	50.1%	44.8%
EMEA	36.7	40.8
APAC	13.2	14.4

Total	100.0%	100.0%

The dollar and percentage decrease in product revenues for the three months ended March 31, 2005, as compared to the same period of 2004, was primarily due to an overall decrease in product shipments during the period including the effects of the conversion of certain customers from a sell in method to a sell through method of revenue recognition in the first quarter of 2005 as described below.

We recognize revenue from a majority of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, while revenue from products already in that channel customer’s inventory was already recognized in the prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of their inventories predating the conversion. As of December 31, 2004, the converted customers held inventories, the revenues from which were $2.3 million and were recognized by us during 2004. During the first quarter of 2005, these customers sold through approximately $2.0 million of these inventories with approximately $0.3 million carried over to later quarters. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the effect of this reduction cannot be measured reliably due to a change in customer buying pattern upon conversion to the sell-through method. As a result of this transition, we expect that business conducted on a sell through method beginning in the second quarter of 2005 will generate approximately 50% to 60% of our total worldwide revenues.

If we are successful in achieving our desired results, we will evaluate taking similar measures with customers in other parts of the world. To the extent additional channel customers are converted as described above, there will be an adverse effect on revenues for the quarter in which those conversions take place, with the magnitude depending on the inventory levels with those channel customer at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to continue to obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected.

Lower product revenues in the first quarter of 2005, compared to the same period of 2004, reflect decreased unit shipments of our Firebox X, Firebox SOHO and Firebox Vclass product lines, partially offset by shipments of our Firebox X Edge product line introduced in August 2004 and reduced discounts on our product offerings during the three months ended March 31, 2005. The decrease in unit shipments of our Firebox X and Firebox SOHO product lines is partially due to conversion of certain of our customers to the sell through method of revenue recognition in the first quarter of 2005. Lower shipments of our Firebox Vclass product line primarily reflects market expectation of the new Firebox X Peak product line introduced in April 2005. Lower revenue from our Firebox SOHO product line is also attributable to introduction of the Firebox X Edge product line in August 2004.

From a regional standpoint, revenues decreased for both the Americas market and the international markets for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Revenues from the Americas market decreased at a higher rate than revenues from the international markets, primarily due to the effects of converting the remaining channel customers in North America to a sell through method from a sell in method of revenue recognition during the 2005 first quarter.

Given the continuing economic and geopolitical uncertainty and constrained corporate information-technology spending, it is difficult to predict revenue levels in future quarters, which may decline or fluctuate more than they have historically.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service and other service subscriptions bundled with a hardware or software product sale, and revenues recognized for subscription renewals sold to our existing customer base. The dollar and percentage increase in service revenues for the first quarter of 2005, as compared to the same period of 2004, is primarily due to growth of our installed customer base, resulting in a greater number of LiveSecurity Service renewals, as well as initial purchases of existing and new subscription-based services.

Service revenues recognized from initial LiveSecurity Service and other service subscription fees are generally related to product and software shipments in preceding quarters, while revenues recognized from service renewals depend on the existing customer base and the percentage of those customers eligible for renewal that elect to renew their subscriptions. A decline in product shipments will result in lower initial LiveSecurity Service subscriptions bundled with the products, while an increase in our installed customer base, even from declining product shipments, will increase the number of customers with the opportunity to renew their LiveSecurity Service subscriptions. Due to these factors, it is difficult to predict future service revenue levels.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2004	2005
Cost of revenues (in thousands):
Product	$6,397	$4,083	(36.2)%
Service	1,344	1,471	9.4%

Total	$7,741	$5,554	(28.3)%

Cost of revenues (as % of total revenues):
Product	31.7%	24.6%
Service	6.6%	8.8%

Total	38.3%	33.4%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	46.9%	44.7%
Service (as % of service revenues)	20.5%	19.7%

Gross margin (in thousands):
Product	$7,247	$5,048	(30.3)%
Service	5,218	6,013	15.2%

Total	$12,465	$11,061	(11.3)%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	53.1%	55.3%
Service (as % of service revenues)	79.5%	80.3%
Total (as % of total revenues)	61.7%	66.6%

Gross margins are affected by various factors, including the mix of product and service sales (which include hardware and software products and LiveSecurity Service subscriptions), volume discount levels offered to our customers, the cost of our hardware appliances (including components and labor), costs of excess and obsolete inventory, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and product warranty costs.

The decrease in cost of product revenues, in absolute dollars, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was primarily due to an overall decrease in product volumes and the conversion of certain channel customers from the sell in method to the sell through method. The decrease also reflects a reduction in the costs of excess and obsolete inventory caused by product life cycle considerations and new product introductions.

Product gross margins, in absolute dollars, were negatively affected for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, by an overall decrease in product volumes as noted above.

Product gross margins increased as a percentage of revenues for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, primarily due to reduced discounts on our product offerings during the current period and a reduction in the costs of our excess and obsolete inventory.

Cost of service revenues includes the costs of our technical support organization and direct costs associated with our LiveSecurity Service.

Cost of service revenues increased in absolute dollars for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase in service costs primarily reflects the effect of a partial refund of customer support software received in the 2004 first quarter.

Service gross margins increased in both absolute dollars and as a percentage of service revenues for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, primarily due to growth of our installed customer base and initial purchases of new subscription-based services as noted above.

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

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Percentage Decrease
	2004	2005
Sales and marketing expenses (in thousands)	$8,395	$7,946	(5.3)%
Sales and marketing expenses (as % of total revenues)	41.5%	47.8%

Sales and marketing expenses include salaries, commissions and employee-related expenses and certain variable marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demo units.

The reduction in sales and marketing expenses, in absolute dollars, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was primarily due to lower variable spending on marketing-related activities in 2005, largely advertising and market development costs. The decrease is primarily due to significant costs incurred in the 2004 first quarter in support of our Firebox X product launch in February 2004. We did not have any significant product launches in the first quarter of 2005.

Sales and marketing expenses increased, as a percentage of revenues, for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, primarily due to a reduction in product revenue during the first quarter of 2005 for the reasons noted above.

We expect our sales and marketing expenses will increase during the second quarter of 2005 as we incur marketing-related costs associated with the introduction of our Firebox X Peak product line. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Research and Development

	Three Months Ended March 31,		Percentage Decrease
	2004	2005
Research and development expenses (in thousands)	$4,539	$4,443	(2.1)%
Research and development expenses (as % of total revenues)	22.5%	26.7%

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

Research and development expenses decreased, in absolute dollars, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to the following:

•	Lower spending on compensation and benefits in 2005 reflecting a reduction in headcount.

•	Lower depreciation expense and costs of information technology in support of research and development in 2005, primarily due to cost containment for research and development capital expenditures and the expiration of depreciation on earlier purchases.

These decreases were partially offset by an increase in outsourced development and certification costs, reflecting higher costs incurred in those areas in the first quarter of 2005.

Research and development expenses increased, as a percentage of revenues, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to a reduction in product revenue during the first quarter of 2005 for the reasons noted above.

For the second quarter of 2005, we anticipate an increase in our research and development expenses, in absolute dollars, in comparison to levels incurred in the 2005 first quarter. We intend to continue to fund our research and development efforts and hire the necessary personnel in order to attempt to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. Research and development expenses may vary significantly from quarter to quarter due to inherent uncertainties in the timing of certain development costs. We expect to continue to invest in key areas aimed at the development of new generations of our products, the further extension of our existing product lines and the development of future technologies. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

General and Administrative

	Three Months Ended March 31,		Percentage Increase
	2004	2005
General and administrative expenses (in thousands)	$2,263	$2,756	21.8%
General and administrative expenses (as % of total revenues)	11.2%	16.6%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, provisions for doubtful accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased, both in absolute dollars and as a percentage of revenues, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The dollar and percentage increase in general and administrative expenses is primarily due to the following:

•	A substantial increase in accounting fees in the first quarter of 2005, in comparison to the first quarter of 2004, primarily due to incremental annual audit fees.

•	Increased contract labor and consulting costs in 2005, primarily due to WatchGuard’s sell through revenue automation initiative.

•	Higher legal expenses in 2005 reflecting costs associated with regulatory compliance, analysis of, and revisions to, our compensation plans, and ongoing litigation.

The increase in general and administrative expenses, as a percentage of revenues, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 also reflects a reduction in product revenue during the first quarter of 2005 as noted above.

For the second quarter of 2005, we expect general and administrative expenses to be comparable to levels incurred in the 2005 first quarter. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Stock-Based Compensation

Stock-based compensation expenses arise primarily from amortization of previously deferred stock-based compensation over the vesting periods of common stock subject to repurchase and to stock options. Stock-based compensation expenses were not material in 2004 or during the first quarter of 2005.

Deferred stock-based compensation is initially recorded as a component of stockholders’ equity in the amount of the excess of the fair value of our common stock on the date of grant over the exercise price of options and also in the amount of the fair value of temporarily restricted common stock that we issued in connection with our April 2002 acquisition of RapidStream, Inc. that is subject to repurchase. Deferred stock-based compensation is amortized into expense over the relevant vesting periods using the accelerated method.

For the remainder of 2005, we could potentially experience significant fluctuations in stock-based compensation expense as a direct result of our stock option exchange program which we expect will be completed in May 2005. Under existing accounting rules, to the extent stock awards have been subject to an exchange offer, other modifications, or performance criteria, such awards are subject to variable accounting treatment. Variable accounting treatment could result in unpredictable and potentially significant charges or credits recorded to stock-based compensation expense, dependent upon fluctuations in the quoted market prices of our common stock subsequent to implementation of the stock option exchange program.

Amortization of Other Intangible Assets

Amortization of other intangible assets consists primarily of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology is expected to be fully amortized by March 31, 2007. We amortize our intangible assets acquired on a straight-line basis over an expected useful life of five years.

Amortization of other intangible assets was $244,000 for both the three months ended March 31, 2004 and the three months ended March 31, 2005.

Interest and Other Income, Net

Interest income, net, is primarily comprised of interest income generated from our short-term available-for-sale investments. Interest income was $266,000 for three months ended March 31, 2004, compared to $452,000 for the three months ended March 31, 2005. This increase is primarily due to higher interest rates on invested balances in 2005.

Provision for Income Taxes

Income tax expense of $14,000 for the three months ended March 31, 2004 and $42,000 for the three months ended March 31, 2005 primarily relates to our provision for foreign income taxes associated with our international operations.

Liquidity and Capital Resources

At March 31, 2005, we had $73.6 million in cash, cash equivalents and short-term and available for sale investments, which were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital at March 31, 2005 was $57.8 million.

Operating Activities

Our operating activities resulted in net cash outflows of $2.0 million for the three month ended March 31, 2004 and $3.4 million for the three months ended March 31, 2005. Operating cash outflows during these periods resulted primarily from our net losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Three Months Ended March 31,
	2004	2005
Net loss	$(2,724)	$(3,918)
Noncash expenses	1,017	900
Changes in operating assets and liabilities	(298)	(358)

Net cash used in operating activities	$(2,005)	$(3,376)

Noncash expenses are associated with the amortization of other intangible assets acquired, depreciation and amortization of property and equipment, and compensation charges resulting from the issuance of stock options and common stock subject to repurchase by us.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet, apart from cash and short-term available-for-sale investments, and changes in long-term deferred rent, long-term deferred revenues and long-term restructuring liabilities. Significant fluctuations within each of these categories are described below.

Trade Accounts Receivable, Net decreased from $7.3 million at December 31, 2004 to $6.8 million at March 31, 2005, primarily due to lower total revenues in the first quarter of 2005 as compared to the fourth quarter of 2004. Days sales outstanding, or DSOs, calculated on a quarterly basis, was 34 days at December 31, 2004 and 37 days at March 31, 2005. DSOs are affected by:

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

Net Inventories increased from $3.1 million at December 31, 2004 to $4.8 million at March 31, 2005. Higher inventory levels primarily reflect costs associated with the anticipated product launch of the new Firebox X Peak product line in the second quarter of 2005, a lower volume of shipments during the 2005 first quarter and an increase in inventories held by customers on the sell through basis during the first quarter of 2005.

Accounts Payable decreased from $3.2 million at December 31, 2004 to $2.9 million at March 31, 2005, primarily due to timing of payment of accounts payable.

Accrued Expenses, Other Liabilities and Deferred Rent increased from $7.6 million at December 31, 2004 to $9.5 million at March 31, 2005, primarily due to an increase in payments by customers on the sell through method in advance of the sell through of underlying inventory.

Total Accrued Restructuring Costs decreased from $4.9 million at December 31, 2004 to $4.6 million at March 31, 2005, reflecting the ongoing payment of rents on abandoned facilities.

Total Deferred Revenues decreased from $19.2 million at December 31, 2004 to $18.9 million at March 31, 2005. The reduction in deferred revenues is primarily due to implementation of our sell through initiative during the first quarter of 2005 as well as lower units shipped in comparison to the quarter ended December 31, 2004, partially offset by LiveSecurity Service subscription renewals on a growing installed customer base.

Investing Activities

Cash provided by investing activities was $1.4 million for the three months ended March 31, 2004 and $6.4 million for the three months ended March 31, 2005. In both periods, these amounts primarily reflect proceeds from the maturity of our investment securities net of amounts reinvested, partially offset by capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $1.4 million for the three months ended March 31, 2004 and $346,000 for the three months ended March 31, 2005. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

We believe that our existing available cash, cash equivalents and short-term available-for-sale investments will be sufficient to meet our operating expenses, working capital needs and capital expenditure requirements for at least the next 12 months. We may seek additional funding before that time through public or private financings or other arrangements, however, if the underlying assumed levels of spending prove to be inaccurate, or if we choose to pursue acquisitions or investments in complementary business technology.

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are noncancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010, with an option to extend this lease for an additional five-year term. We lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We also lease facilities in Aliso Viejo, San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2005 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, and in Aliso Viejo and Waltham, are partially subleased to tenants, with sublease terms that expire between 2005 and 2010. We also have several operating leases for computer equipment. We are a party to several noncancelable and nonrefundable agreements to purchase inventory.

Our contractual commitments at March 31, 2005 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $1.8 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Payment due by period
		Before			After December 31, 2008
	Total	December 31, 2005	December 31, 2006	December 31, 2008
Operating lease obligations	$16,172	$2,461	$5,747	$5,931	$2,033
Inventory purchase obligations	3,135	3,135	—	—	—

Total	$19,307	$5,596	$5,747	$5,931	$2,033

In addition, we have contractual agreements with some of our distributors to reimburse them for advertising and other marketing activities that they may incur to promote our products, contingent on performance of those activities in the future. At March 31, 2005, the total amount of those agreements was $571,000.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001. As of March 31, 2005, we had an accumulated deficit of approximately $141.9 million. Although our revenues have increased each year since we began operations, we may not be able to continue to grow our revenue in the future, and even if we do, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses. We expect that over time we will have to increase our operating expenses in connection with:

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

Examples of estimates we have made include, but are not limited to, those associated with the costs of excess and obsolete inventory, costs of our 2001 and 2002 restructuring, impairment analysis of the intangible assets obtained in our 2002 acquisition of RapidStream Inc., as well as goodwill relating to the acquisitions of BeadleNet LLC, Qiave Technologies Corporation and RapidStream. The estimates may prove to be inaccurate. For example, the costs of excess and obsolete inventory may increase above current estimates if our revenues fall below our sales forecasts. Although we do not anticipate further significant adjustments to our 2001 and 2002 restructuring in addition to the $1 million charge we recorded in the fourth quarter of 2003 and the $400,000 charge we recorded in the third quarter of 2004, the actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for our excess facilities or if there are further changes in the real estate market where excess facilities are located.

If potential customers do not accept our Firebox products and related optional products and services, including the LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and related optional products and services, including the LiveSecurity Service, and we cannot succeed if the market does not accept these products and services. Some of our Firebox products, particularly our key Firebox X line of products, however, are relatively new and unproven. The Firebox X Core line of products has only been available since February 2004 and the Firebox X Edge line of products has only been available since August 2004. In addition, we have only recently begun to focus on marketing and selling the related optional products and services, and we may be unsuccessful in marketing, selling and delivering these types of options. The Firebox X family of products, which replaces a product line that represented a majority of our revenues and augments our existing SOHO security products, also represents a new approach to providing security to the SME market in that the products are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product or the upgrades necessary for customers to take advantage of the expandability. If customers purchase less expensive models than they otherwise would because of the ability to later upgrade the product, but then fail to purchase upgrades, our revenues from those products would be negatively affected. In addition, we may have to continue or increase discounts on the old SOHO product line to maintain an acceptable level of sales, which could also adversely affect our revenues. If sales of our Firebox products do not meet expectations, we may have excess inventory of products or components, and such excess inventory would have a negative effect on our operating results.

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

Implementation of changes in our revenue policies related to third-party channel customers could negatively affect revenues in 2005.

We recognize revenue from a majority of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, while revenue from products already in that channel customer’s inventory was already recognized in the prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of their inventories predating the conversion. As of December 31, 2004, the converted customers held inventories, the revenues from which were $2.3 million and were recognized by us during 2004. During the first quarter of 2005, these customers sold through approximately $2.0 million of these inventories with approximately $0.3 million carried over to later quarters. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the effect of this reduction cannot be measured reliably due to a change in customer buying pattern upon conversion to the sell-through method. As a result of this transition, we expect that business conducted on a sell through method beginning in the second quarter of 2005 will generate approximately 50% to 60% of our total worldwide revenues.

If we are successful in achieving our desired results, we will evaluate taking similar measures with customers in other parts of the world. To the extent additional channel customers are converted as described above, there will be an adverse effect on revenues for the quarter in which those conversions take place, with the magnitude depending on the inventory levels with those channel customers at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to continue to obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results would be harmed.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the recent introduction of our Firebox X line of products, which replaced our Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, the Firebox III and then later the Firebox X Core and Firebox X Edge security appliances, we experienced an increase in returns of previous products and product versions. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product lines, including the expected release of the Firebox X Peak product line in the first half of 2005, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

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

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management team recently, including the addition of a new chief executive officer and interim chief financial officer in 2004 and a new vice president of North American sales and a new chief financial officer in 2005. If these changes have a negative effect on our operations, our business and operating results could be adversely affected.

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

If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have 12 issued patents and 16 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

We are the subject of litigation, which may be expensive and may be time consuming for our management team.

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington against WatchGuard and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004; related actions have been subsequently filed, which together with the April 8, 2005 action are referred to as the Action. Pursuant to Delaware law, we are obligated to indemnify our officers in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action. We are unable, however, to predict the ultimate outcome of the Action. We cannot assure that we will be successful in defending against the Action and if we are unsuccessful we may be subject to significant damages which could have a material adverse effect on our operating results and financial position. Even if we are successful, defending against the Action is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the three months ended March 31, 2005 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Based on our evaluation as of that date, including an evaluation of changes in internal controls described in the following paragraph, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in internal controls. During the first quarter of 2005 we implemented new control processes which we believe to be effective as of March 31, 2005, over the material weakness reported in our 2004 annual report on Form 10-K pertaining to insufficient controls over the initial identification and processing of deferred revenue elements of software and services sales and the accurate recording of customer obligations. These new controls were developed through investigation and review of the processes and activities surrounding the material weakness, and include changes to these processes and the development of test and review programs designed to prevent or detect similar occurrences.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matters described below. The outcome of any such matters is currently undeterminable and an adverse result in one or more matters could negatively affect our operating results in the period in which it occurs.

Litigation Against Terminated Employee

On March 23, 2005, we filed a complaint in United States District Court for the Northern District of Texas against a terminated former employee, Michael N. Valentine, and his new employer, SonicWALL, Inc., a direct competitor of ours. We filed the complaint to prevent the misappropriation of our trade secrets and to enjoin the acts of unfair competition by Valentine and SonicWALL. Valentine currently works for SonicWALL as its Vice President of Channel Sales. Valentine previously worked for us in a similar position, as our Vice President of America Sales. As Vice President of America Sales, Valentine received trade secret and proprietary information about our products, sales practices and employees. Valentine owed a contractual duty, as well as a common-law fiduciary duty of loyalty, to us not to use or disclose that proprietary information, particularly for the benefit of a competitor. We believe that Valentine’s new employer, SonicWALL, encouraged Valentine to breach his obligations to us and has used our trade secrets to actively engage in a campaign to induce key sales employees to leave us and breach their contractual obligations to us. We have asserted causes of action against both Valentine and SonicWALL for misappropriation of trade secrets and unfair competition. Additionally, we have brought causes of action for breach of contract and breach of fiduciary duty against Valentine and a cause of action for tortious interference with existing contracts against SonicWALL. In this complaint, we seek injunctive relief, compensatory and punitive damages, and costs of suit. We may be unsuccessful in obtaining the full remedies that we are seeking in this litigation and, even if we are successful, the litigation may be costly and time consuming.

Class-Action Securities Litigation

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington against WatchGuard and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004; related actions have been subsequently filed, which together with the April 8, 2005 action are referred to as the Action. Pursuant to Delaware law, we are obligated to indemnify our officers in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action. We are unable, however, to predict the ultimate outcome of the Action. We cannot assure that we will be successful in defending against the Action and if we are unsuccessful we may be subject to significant damages which could have a material adverse effect on our operating results and financial position. Even if we are successful, defending against the Action is likely to be expensive and may divert management’s attention from other business concerns and harm our business.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Director and Section 16 Officer Stock Ownership Program

10.2	CEO & Executive Bonus Program - 205 (exhibit 10.1)(a)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of Bradley E. Sparks

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley E. Sparks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-26819)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer (Authorized Officer) (Principal Financial and Accounting Officer)

WATCHGUARD TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit	Description
10.1	Director and Section 16 Officer Stock Ownership Program

10.2	CEO & Executive Bonus Program - 2005 (exhibit 10.1)(a)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of Bradley E. Sparks

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley E. Sparks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the designated exhibit to the registrant’s Current Report on Form 8-K (No. 0-26819) filed on April 6, 2005.