Form 10-Q
period 2005-06-30
WATCHGUARD TECHNOLOGIES INC
filed 2005-08-09
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

33,971,735 shares of WatchGuard common stock were outstanding as of July 31, 2005.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,660	$9,303
Short-term available-for-sale investments	72,189	63,413
Trade accounts receivable, net	7,305	6,354
Inventories, net	3,145	4,906
Prepaid expenses and other current assets	2,780	2,664

Total current assets	90,079	86,640
Property and equipment, net	6,303	5,413
Restricted cash	3,000	3,000
Goodwill	66,605	66,605
Other intangibles, net and other assets	2,494	2,182

Total assets	$168,481	$163,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,214	$2,424
Accrued expenses and other liabilities	7,581	8,774
Short-term accrued restructuring costs	1,289	1,206
Short-term deferred revenues	17,402	17,229

Total current liabilities	29,486	29,633
Long-term deferred rent	1,447	1,384
Long-term accrued restructuring costs	3,599	3,198
Long-term deferred revenues	1,818	2,107

Total liabilities	36,350	36,322
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000 (800,000 shares designated Series A Cumulative Preferred Stock); No shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000; Shares issued and outstanding: 33,677,830 at December 31, 2004 and 33,841,487 at June 30, 2005	34	34
Additional paid-in capital	270,282	272,321
Deferred stock-based compensation	—	(716)
Accumulated other comprehensive loss	(226)	(265)
Accumulated deficit	(137,959)	(143,856)

Total stockholders’ equity	132,131	127,518

Total liabilities and stockholders’ equity	$168,481	$163,840

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(restated)		(restated)
Revenues:
Product	$15,457	$12,878	$29,101	$22,009
Service	7,069	7,445	13,631	14,929

Total revenues	22,526	20,323	42,732	36,938

Cost of revenues (1):
Product	6,566	5,265	12,963	9,348
Service	1,431	1,457	2,775	2,928

Total cost of revenues	7,997	6,722	15,738	12,276

Gross margin	14,529	13,601	26,994	24,662

Operating expenses (1):
Sales and marketing	8,302	7,607	16,699	15,553
Research and development	4,712	4,821	9,257	9,264
General and administrative	2,080	3,368	4,335	6,124
Amortization of other intangible assets	243	243	487	487

Total operating expenses	15,337	16,039	30,778	31,428

Operating loss	(808)	(2,438)	(3,784)	(6,766)
Interest and other income, net	287	488	553	940

Loss before income taxes	(521)	(1,950)	(3,231)	(5,826)
Provision for income taxes	29	29	43	71

Net loss	$(550)	$(1,979)	$(3,274)	$(5,897)

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.10)	$(0.17)

Shares used in calculation of basic and diluted net loss per share	33,461	33,792	33,356	33,755

(1) Includes stock-based compensation as follows:

Cost of revenues:
Product	$—	$10	$—	$10
Service	—	52	—	52
Sales and marketing	2	252	4	252
Research and development	4	415	10	415
General and administrative	1	238	4	238

Total	$7	$967	$18	$967

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2005
	(restated)
Operating activities:
Net loss	$(3,274)	$(5,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	1,476	1,303
Amortization of other intangible assets	487	487
Stock-based compensation	18	967
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,098)	951
Inventories, net	(1,472)	(1,761)
Prepaid expenses and other current assets	203	116
Other assets	100	(175)
Accounts payable	534	(790)
Accrued expenses, other liabilities and deferred rent	(687)	1,130
Accrued restructuring costs	(1,016)	(484)
Deferred revenues	2,184	116

Net cash used in operating activities	(2,545)	(4,037)

Investing activities:
Purchases of property and equipment, net of disposals	(799)	(413)
Proceeds from maturities of marketable securities	27,600	41,572
Purchases of marketable securities	(25,962)	(32,835)

Net cash provided by investing activities	839	8,324

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	2,091	356

Net cash provided by financing activities	2,091	356

Net increase in cash and cash equivalents	385	4,643
Cash and cash equivalents at beginning of period	3,899	4,660

Cash and cash equivalents at end of period	$4,284	$9,303

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

WatchGuard Technologies, Inc. (WatchGuard) is a leading provider of Internet security solutions designed to protect small- to medium-sized enterprises that use the Internet for e-commerce and secure communications.

Interim Financial Information

The accompanying consolidated unaudited financial statements of WatchGuard have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2005. The financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 31, 2005.

Restatement of Prior Period Information

Financial results for the three months and six months ended June 30, 2004 have been restated to correct certain accounting errors identified during WatchGuard’s financial close and audit process for the year ended December 31, 2004. Refer to WatchGuard’s annual report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of the restatement.

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

Because each Firebox hardware product contains embedded software, whereby significant software development costs are incurred in developing the embedded software, and because the Firebox and the embedded software includes the rights to receive technical support and software updates on a when, and if, available basis, WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids and SEC Topic 13, “Revenue Recognition” of the codification of the Staff Accounting Bulletins (SAB). Topic 13 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its revenue recognition policies and practices are consistent with the accounting standards.

Most of WatchGuard’s Firebox products and certain software products include an initial period of service subscription bundled in the product price. Because the timing of revenue recognition differs between the product and the service subscription, the related revenues must be allocated to the product and the subscription service. The allocation of revenues is determined by using the residual method, as defined in SOP 98-9, if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value as established by vendor-specific

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management if it is probable that the price, once established, will not change before the element is separately introduced into the marketplace. Prior to recognizing any revenues, WatchGuard ensures that there is persuasive evidence of the arrangement, collection is probable, and the fee is fixed or determinable.

Revenues allocated to products, including software license fees, are generally recognized upon delivery of the products to the customer (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. WatchGuard’s payment terms typically range from 30 to 60 days.

During the first quarter of 2005, WatchGuard negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights for products sold after the change date. The changes were triggered by the need to offer promotional programs to give WatchGuard the flexibility in the respective markets to be more competitive, responsive and effective. As a result, WatchGuard converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, while revenue from products already in that channel customer’s inventory was already recognized in the prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of their inventory predating the conversion. As of December 31, 2004, the converted customers held inventory for which WatchGuard had already recognized revenues in the amount of $2.3 million. During the first and second quarters of 2005, these customers sold through approximately $2.0 million and $0.1 million, respectively, of these inventories with approximately $0.2 million carried over to later quarters. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

WatchGuard provides allowances for estimated returns and return rights and pricing protection rights which are offered to most customers. WatchGuard also provides allowances for promotional rebates offered to its customers. A customer’s return rights are generally limited to the lesser of its on-hand inventory or a percentage of the customer’s purchases for the previous quarter. Pricing protection rights, offered to many of WatchGuard’s customers, are generally limited to 60 to 90 days after notification of a price change. Revenues are reduced by the provision for estimated returns and allowances at the time the sales are made based on historical experience.

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

Stock-Based Compensation

Stock-based compensation primarily consists of stock-based charges resulting from the variable accounting treatment of certain stock options issued to employees. Stock-based compensation also includes, to a lesser extent, costs associated with restricted stock issued to directors and certain key officers as well as stock options granted to non-employees. Refer to Note 7 to these consolidated financial statements for further discussion of stock compensation programs resulting in variable accounting treatment of stock awards.

WatchGuard accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock option and restricted stock awards is measured as the excess, if any, of the quoted market price of WatchGuard’s common stock at the measurement date (or the balance sheet date, if the measurement date has not yet occurred) and the amount, if any, required to be paid by the employee. Compensation cost is charged to expense over

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the vesting period of each respective award using the accelerated method of expense recognition. Measurement date is defined as the grant date for all stock awards other than variable stock options and variable restricted stock awards. Measurement date for variable stock options and variable restricted stock awards is defined as the date the number of shares and purchase (exercise) price, if any, are both known. Changes in the quoted market price of WatchGuard’s common stock are reflected as an adjustment to stock-based compensation expense in the periods in which the changes occur until the date both the number of shares and purchase price, if any, are known.

Stock-based compensation for options granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued. The fair value of options granted to non-employees is periodically measured as the underlying options vest.

In March 2005, the SEC published SAB No. 107, which expresses the view of the SEC staff and provides guidance on a variety of matters associated with stock-based compensation. Among other things, SAB 107 states that stock-based compensation should be classified on the same expense lines as cash compensation. Accordingly, WatchGuard has reclassified its stock-based compensation from prior periods to conform to the current period presentation of stock-based compensation within the same operating expense line item(s) as cash compensation.

Pro Forma Stock-Based Compensation

The following pro forma information regarding stock-based compensation has been determined as if WatchGuard had accounted for its employee stock options and its employee stock purchase plan shares under the fair market value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the employee stock options was estimated at the date of grant, using a minimum value option pricing model through the date of WatchGuard’s initial public offering in July 1999 and using the Black-Scholes pricing model thereafter. The estimated fair value of the options is amortized over their vesting periods using the accelerated method.

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(restated)		(restated)
Net loss — as reported	$(550)	$(1,979)	$(3,274)	$(5,897)
Add: stock-based compensation, as reported	7	967	18	967
Deduct: stock-based compensation determined under fair-value-based method	(3,426)	(3,770)	(6,278)	(5,504)

Net loss — pro forma	$(3,969)	$(4,782)	$(9,534)	$(10,434)

Net loss per share, basic and diluted — as reported	$(0.02)	$(0.06)	$(0.10)	$(0.17)
Net loss per share, basic and diluted — pro forma	$(0.12)	$(0.14)	$(0.29)	$(0.31)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25. Generally, the approach described in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) allows public companies to transition using either of the two methods described below. Under the modified prospective method, stock compensation expense is recognized starting from the date of the adoption for all outstanding unvested stock awards, as well as for all awards granted, modified or settled after the date of the adoption. Under the modified retrospective method, entities would restate prior period financial statements using the amounts previously reflected in pro forma disclosures under SFAS 123 either for all prior periods presented or for prior interim periods of the year of adoption.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2005, the SEC delayed the effective date of SFAS 123(R) such that each company that is not a small business issuer will be required to adopt SFAS 123(R) no later than the first interim reporting period of the company’s first fiscal year beginning on or after June 15, 2005. Upon adoption of SFAS 123(R), in accordance with its rules, stock options will no longer be subject to variable accounting treatment. Rather, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized until adoption of SFAS 123(R) using variable accounting will not be reversed upon adoption. WatchGuard is currently evaluating valuation models and the transition provisions of this standard. WatchGuard has not yet decided which implementation method it will select or which date it will adopt the provisions of SFAS 123(R). The effect of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation because their effect is antidilutive. Shares used in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2005, exclude 46,000 shares of unvested restricted stock.

Comprehensive Loss

WatchGuard’s investments consist of commercial paper, corporate and government debt securities and auction rate securities. WatchGuard’s investment securities are considered “available-for-sale,” as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three months and six months ended June 30, 2004 and June 30, 2005, there were no material realized gains or losses on available-for-sale securities. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(restated)		(restated)
Net loss	$(550)	$(1,979)	$(3,274)	$(5,897)
Unrealized gain (loss) on investments	(348)	124	(247)	(39)

Comprehensive loss	$(898)	$(1,855)	$(3,521)	$(5,936)

Reclassifications

Certain prior-period items have been reclassified to conform to the current-period presentation, including the reclassification of (i) customer early pay incentive discounts from interest expense to product revenues, (ii) certain leasehold improvements previously netted against the related deferred rent liability from accrued expenses and other liabilities to property and equipment, (iii) certain deferred rent liabilities from accrued expenses and other liabilities to long-term deferred rent, and (iv) stock-based compensation expense from a stand-alone financial statement line item to the same operating expense line items as cash compensation paid to employees, directors or non-employees.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Trade accounts receivable	$9,874	$8,970
Reserve for returns and allowances	(2,299)	(2,383)
Allowance for doubtful accounts	(270)	(233)

	$7,305	$6,354

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Finished goods	$2,570	$3,639
Components	1,510	2,217

	4,080	5,856
Inventory allowance	(935)	(950)

	$3,145	$4,906

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Accrued payroll-related liabilities	$2,811	$2,920
Deposits from sell through customers	1,039	1,789
Other accrued liabilities	3,731	4,065

	$7,581	$8,774

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2004 and at June 30, 2005, WatchGuard’s restricted cash balance was $3 million in conjunction with this facilities lease.

WatchGuard’s hardware products carry a one-year warranty from the delivery date that includes factory repair services or replacement products as needed. WatchGuard accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. WatchGuard’s liability is affected by the warranty terms provided to WatchGuard by the original equipment manufacturers ranging from 16 to 24 months from the manufacture date. Other factors that affect WatchGuard’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. WatchGuard periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. WatchGuard’s estimated product warranty liability, included as a component of accrued expenses and other liabilities, was $530,000 and $426,000 at December 31, 2004 and at June 30, 2005, respectively.

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes to WatchGuard’s estimated product warranty liability during the six months ended June 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$530
Additions charged to cost of revenues during the period	136
Settlements made during the period	(240)

Balance at June 30, 2005	$426

NOTE 5 – BUSINESS RESTRUCTURINGS

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2004 and at June 30, 2005, and activity recorded through June 30, 2005, are as follows (in thousands):

	December 31, 2004	Amounts Paid	June 30, 2005
Abandoned facilities and other	$1,492	$(149)	$1,343

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc., which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that are no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2004 and at June 30, 2005, and activity recorded through June 30, 2005, are as follows (in thousands):

	December 31, 2004	Amounts Paid	June 30, 2005
Abandoned facilities and other	$3,396	$(335)	$3,061

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

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Class-Action Securities Litigation

On April 8, 2005, a holder of WatchGuard common stock, on behalf of himself and purportedly on behalf of a class of WatchGuard stockholders, filed an action in the United States District Court for the Western District of Washington against WatchGuard and some of its current and former officers, alleging violations of the federal securities laws arising out of, among other things, its announcement on March 15, 2005 that it was restating some of its financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Court, and are referred to herein as the Action. The Court has not yet finally appointed a lead plaintiff in the Action. Two shareholder derivative suits against some of our current and former directors and officers have subsequently been filed in the Superior Court of the State of Washington, King County and in the United States District Court for the Western District of Washington respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. WatchGuard is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. WatchGuard intends to vigorously defend against the Action. WatchGuard is unable, however, to predict the ultimate outcome of the Action. At this time, WatchGuard has not recorded any liability associated with this litigation as the associated cost and outcome are currently not determinable. There can be no assurance WatchGuard will be successful in defending against the Action and if WatchGuard is unsuccessful it may be subject to significant damages which could have a material adverse effect on WatchGuard’s results of operations and financial position. Even if WatchGuard is successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm its business, which could have a material adverse effect on WatchGuard’s operating results.

NOTE 7 – REVISIONS TO STOCK COMPENSATION PLANS

In the second quarter of 2005, WatchGuard implemented several changes to its existing stock compensation plans. The primary changes consisted of a stock option exchange program, the creation of a program to encourage stock ownership for directors and executive officers, and revisions to the Board of Directors’ compensation package to more accurately reflect current industry practices.

Stock Option Exchange Program

In April 2005, WatchGuard offered a voluntary stock option exchange program to its employees (the “option exchange offer”). In the option exchange offer, holders of eligible options had the opportunity to exchange their options with exercise prices of $6.00 or more for a lesser number of replacement options having an exercise price equal to the fair market value of WatchGuard’s common stock on the grant date of the replacement options. The exchange ratio was 90% for options with an exercise price from $6.00 to $8.00 per share, 75% for options with an exercise price from $8.01 to $10.00 per share, and 33.3% for options with an exercise price of $10.01 or more. Eligible options to purchase 3,983,034 shares of WatchGuard’s common stock were tendered for exchange and cancellation in the option exchange offer, all of which were accepted for cancellation by WatchGuard. On May 18, 2005, WatchGuard cancelled all eligible options tendered under the option exchange offer, and granted replacement options to purchase 3,064,882 shares of its common stock at an exercise price of $3.435 per share. Upon grant, each replacement option was vested and exercisable to the same degree as the original option. WatchGuard did not return the net options eliminated as a result of the reduction in the number of options outstanding to the pool of options available to be granted. In addition, WatchGuard eliminated all shares available for grant pursuant to non-stockholder-approved stock option plans, further reducing the number of shares available for grant under its option plans by 4,279,328 shares. Following the grant and reduction, WatchGuard had a reserve of 4,141,162 shares available for future grant under its option plans. For financial reporting purposes, WatchGuard will account for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until adoption of SFAS 123(R).

WATCHGUARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Director and Officer Stock Ownership Program

In April 2005, WatchGuard implemented its Director and Section 16 Officer Stock Ownership Program (the “Program”) to encourage stock ownership for its directors and executive officers. Under the Program, voluntary purchases of WatchGuard’s capital stock by its directors or officers will be matched by WatchGuard in the form of a restricted stock grant equal to 50% of the number of shares purchased in the open market, up to a maximum of 5,000 matching restricted shares per participant per year. The matching restricted shares granted by WatchGuard will vest annually over three years, and any unvested matching restricted stock shares will be forfeited if the shares that were matched are sold. During the second quarter of 2005, WatchGuard issued a total of 31,000 shares of matching restricted stock to its directors and executive officers under the Program. For financial reporting purposes, WatchGuard will account for any matching restricted shares granted under the Program using variable accounting until adoption of SFAS 123(R).

Board of Director Compensation

The compensation for non-employee directors has been changed to increase the annual retainer for general board membership, institute annual retainers for committee membership and committee chairs and eliminate per-meeting fees. In addition, non-employee directors will continue to receive options to purchase shares of WatchGuard’s capital stock as before and will also receive an annual grant of 2,500 shares of restricted stock which vests over a one year period. For financial reporting purposes, WatchGuard will recognize compensation cost for the restricted stock grants over the applicable vesting period.

NOTE 8 – SHAREHOLDERS RIGHTS AGREEMENT

On May 6, 2005, WatchGuard adopted a rights agreement. The rights will be exercisable only if a person or group acquires 15% or more of WatchGuard’s outstanding common stock, whether through open market or private purchases, or if a person or group commences a tender offer for 15% or more of WatchGuard’s outstanding common stock. In such case, each right would entitle the holder to purchase 1/1000 of a share of a newly created series of preferred stock for payment of the exercise price. If an acquirer were to acquire 15% or more of WatchGuard’s outstanding common stock, each stockholder other than the acquirer would have the right to purchase a number of newly issued shares of WatchGuard’s common stock having a market value equal to two times the exercise price of the rights for payment of the exercise price (i.e. the right to purchase WatchGuard’s common stock at a 50% discount). WatchGuard’s Board of Directors may redeem the rights for a nominal amount ($0.001 per right) prior to the date they become exercisable or before the right to purchase securities of WatchGuard or an acquiring entity at a discount accrues, subject to extension under certain circumstances. Until the rights issued under the rights agreement become exercisable, the rights will trade automatically with WatchGuard’s common stock and separate rights certificates will not be issued.

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

Since January 2004, we have continued to invest heavily in the development of our products as follows:

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

•	In August 2004, we extended the Firebox X family of integrated, upgradeable security appliances to address the needs of remote offices, telecommuters and small businesses with the launch of the Firebox X Edge line, designed to provide commercial-class security at the furthest points of the network at an affordable price point.

•	In December 2004, we made available the WatchGuard Gateway AntiVirus for email for our Firebox X line of integrated, upgradeable security appliances. This robust signature-based solution, combined with our existing deep application inspection capability, is designed to provide comprehensive security against email borne threats at an affordable cost.

•	In December 2004, we extended the Firebox X Edge line with a wireless version offering secure 802.11g wireless connection, and enhanced the Edge software for wired and wireless to include WAN / WAN failover and WAN / Modem failover for greater reliability.

•	In April 2005, we introduced the Firebox X Peak line, our highest-performance line of integrated security appliances, with up to 1 Gbps firewall throughput, high port density and advanced networking features. In connection with this product introduction, we also launched Fireware Pro, our advanced security and network operating system designed for more complex network environments. Fireware Pro comes bundled with all Firebox X Peak appliances and is available as an upgrade to Firebox X Core appliances (formerly the Firebox X line).

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

Most of our Firebox products and certain software products include an initial period of service subscription bundled in the product price. Because the timing of revenue recognition differs between the product and the service subscription, the related revenues must be allocated to the product and the subscription service. The allocation of revenues is determined by using the residual method, as defined in Statement of Position (SOP) 98-9, an amendment to SOP 97-2, “Software Revenue Recognition,” if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value as established by vendor-specific objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management if it is probable that the price, once established, will not change before the element is separately introduced into the marketplace. Prior to recognizing any revenues, we ensure that there is persuasive evidence of the arrangement, collection is probable, and the fee is fixed or determinable. We are required to exercise judgment in deciding how to interpret the evidence of vendor-specific objective evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

Revenues allocated to products, including software license fees, are generally recognized upon delivery of the products to the customer (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. Our payment terms typically range from 30 to 60 days.

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

In April 2005, the SEC delayed the effective date of SFAS 123(R) such that each company that is not a small business issuer will be required to adopt SFAS 123(R) no later than the first interim reporting period of the company’s first fiscal year beginning on or after June 15, 2005. Upon adoption of SFAS 123(R), in accordance with its rules, stock options will no longer be subject to variable accounting treatment. Rather, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized until adoption of SFAS 123(R) using variable accounting will not be reversed upon adoption. We are currently evaluating valuation models and the transition provisions of this standard. We have not yet decided which implementation method we will select or which date we will adopt the provisions of SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and do not recognize compensation expense for options granted to employees with an exercise price equal to or in excess of the fair value of the underlying common shares at the date of grant unless the options are subject to variable accounting. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant effect on our operating results. The effect of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Product	68.6%	63.4%	68.1%	59.6%
Service	31.4	36.6	31.9	40.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	29.1	25.9	30.3	25.3
Service	6.4	7.2	6.5	7.9

Total cost of revenues	35.5	33.1	36.8	33.2

Gross margin	64.5	66.9	63.2	66.8

Operating expenses:
Sales and marketing	36.9	37.4	39.1	42.1
Research and development	20.9	23.7	21.7	25.1
General and administrative	9.2	16.6	10.2	16.6
Amortization of other intangible assets	1.1	1.2	1.1	1.3

Total operating expenses	68.1	78.9	72.1	85.1

Operating loss	(3.6)	(12.0)	(8.9)	(18.3)
Interest and other income, net	1.3	2.4	1.3	2.5

Loss before income taxes	(2.3)	(9.6)	(7.6)	(15.8)
Provision for income taxes	0.1	0.1	0.1	0.2

Net loss	(2.4)%	(9.7)%	(7.7)%	(16.0)%

Revenues

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2004	2005		2004	2005
Revenues (in thousands):
Product	$15,457	$12,878	(16.7)%	$29,101	$22,009	(24.4)%
Service	7,069	7,445	5.3%	13,631	14,929	9.5%

Total	$22,526	$20,323	(9.8)%	$42,732	$36,938	(13.6)%

Revenues (as % of total revenues):
Product	68.6%	63.4%		68.1%	59.6%
Service	31.4	36.6		31.9	40.4

Total	100.0%	100.0%		100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended June 30,		Percent Decrease	Six Months Ended June 30,		Percent Decrease
	2004	2005		2004	2005
Revenues (in thousands):
Americas	$11,050	$9,141	(17.3)%	$21,177	$16,589	(21.7)%
EMEA	8,121	7,959	(2.0)%	15,539	14,744	(5.1)%
APAC	3,355	3,223	(3.9)%	6,016	5,605	(6.8)%

Total	$22,526	$20,323	(9.8)%	$42,732	$36,938	(13.6)%

Revenues (as % of total revenues):
Americas	49.1%	45.0%		49.6%	44.9%
EMEA	36.0	39.2		36.3	39.9
APAC	14.9	15.8		14.1	15.2

Total	100.0%	100.0%		100.0%	100.0%

The dollar and percentage decrease in product revenues for both the three and six months ended June 30, 2005, as compared to the same periods in 2004, was primarily due to an overall decrease in product shipments. The decrease in product revenues for the first six months of 2005 also includes the effects of converting certain customers from a sell in method to a sell through method of revenue recognition in the first quarter of 2005 as discussed below.

The decrease in product revenues for both the three and six months ended June 30, 2005, compared to the corresponding periods of 2004, reflects decreased unit shipments of our Firebox SOHO, Firebox X and Firebox Vclass product lines, partially offset by shipments of our Firebox X Edge and Firebox Peak product lines introduced in August 2004 and April 2005, respectively. The decrease in unit shipments of our Firebox SOHO and Firebox X product lines is partially due to conversion of certain of our customers to the sell through method of revenue recognition in the first quarter of 2005. Lower shipments of our Firebox Vclass product line is primarily due to introduction of the new Firebox X Peak product line in April 2005. Lower revenue from our Firebox SOHO product line is also attributable to introduction of the Firebox X Edge product line in August 2004. The decrease in unit shipments was partially offset by reduced discounts on our product offerings during the current year.

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, while revenue from products already in that channel customer’s inventory was already recognized in the prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of their inventory predating the conversion. As of December 31, 2004, the converted customers held inventory for which we had already recognized revenues in the amount of $2.3 million. During the first and second quarters of 2005, these customers sold through approximately $2.0 million and $0.1 million, respectively, of these inventories with approximately $0.2 million carried over to later quarters. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

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

From a regional standpoint, revenues decreased in both the Americas market and the international markets for the three and six months ended June 30, 2005 compared to the same periods in 2004. Revenues from the Americas market decreased at a higher rate than revenues from the international markets, largely due to the effects of converting the remaining channel customers in North America to a sell through method from a sell in method of revenue recognition during the 2005 first quarter.

Given the continuing economic and geopolitical uncertainty and constrained corporate information-technology spending, it is difficult to predict product revenue levels in future quarters, which may decline or fluctuate more than they have historically.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service and other service subscriptions bundled with a hardware or software product sale, and revenues recognized for subscription renewals sold to our existing customer base. The dollar and percentage increase in service revenues for both the three and six months ended June 30, 2005, as compared to the same periods of 2004, is primarily due to growth of our installed customer base, resulting in a greater number of LiveSecurity Service renewals, as well as initial purchases of existing and new subscription-based services.

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

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2004	2005		2004	2005
Cost of revenues (in thousands):
Product	$6,566	$5,265	(19.8)%	$12,963	$9,348	(27.9)%
Service	1,431	1,457	1.8%	2,775	2,928	5.5%

Total	$7,997	$6,722	(15.9)%	$15,738	$12,276	(22.0)%

Cost of revenues (as % of total revenues):
Product	29.1%	25.9%		30.3%	25.3%
Service	6.4	7.2		6.5	7.9

Total	35.5%	33.1%		36.8%	33.2%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	42.5%	40.9%		44.5%	42.5%
Service (as % of service revenues)	20.2%	19.6%		20.4%	19.6%

Gross margin (in thousands):
Product	$8,891	$7,613	(14.4)%	$16,138	$12,661	(21.5)%
Service	5,638	5,988	6.2%	10,856	12,001	10.5%

Total	$14,529	$13,601	(6.4)%	$26,994	$24,662	(8.6)%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	57.5%	59.1%		55.5%	57.5%
Service (as % of service revenues)	79.8%	80.4%		79.6%	80.4%
Total (as % of total revenues)	64.5%	66.9%		63.2%	66.8%

Gross margins are affected by various factors, including the mix of product and service sales (which include hardware and software products and LiveSecurity Service and other service subscriptions), discount levels offered to our customers, the cost of our hardware appliances (including components and labor), costs of excess and obsolete inventory, lower of cost or market assessment of inventory carrying value, fixed manufacturing overhead, the cost of royalties associated with our products, promotional programs, and the cost of our technical support organization and LiveSecurity Service.

Cost of product revenues includes the cost of manufacturing our security appliances, distribution operations, product packaging, third-party product licensing fees and provisions for inventory reserves and product warranty costs.

The decrease in cost of product revenues, in both absolute dollars and as a percentage of product revenues, for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, was primarily due to an overall decrease in product volumes and a reduction in the costs of excess and obsolete inventory caused by product life cycle considerations and new product introductions. The decrease in cost of product revenues during the first six months of 2005 also reflects conversion of certain channel customers from the sell in method to the sell through method of revenue recognition as discussed above.

Product gross margins decreased in absolute dollars for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, primarily due to an overall decrease in product volumes.

Product gross margins increased as a percentage of product revenues for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, primarily due to reduced discounts on our product offerings and a reduction in the costs of our excess and obsolete inventory in 2005.

Cost of service revenues includes the costs of our technical support organization and direct costs associated with our LiveSecurity Service.

Cost of service revenue was comparable, in absolute dollars, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Cost of service revenues increased, in absolute dollars, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, largely due to the effect of a partial refund of customer support software received in the 2004 first quarter. As a percentage of related revenues, cost of service revenue decreased for both the three and six months ended June 30, 2005, compared to the corresponding periods in 2004.

Service gross margins increased in both absolute dollars and as a percentage of service revenues for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2005, primarily due to growth of our installed customer base and initial purchases of new subscription-based services as noted above.

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

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Percent Decrease	Six Months Ended June 30,		Percent Decrease
	2004	2005		2004	2005
Sales and marketing expenses (in thousands)	$8,302	$7,607	(8.4)%	$16,699	$15,553	(6.9)%
Sales and marketing expenses (as % of total revenues)	36.9%	37.4%		39.1%	42.1%

Sales and marketing expenses include salaries, commissions and employee-related expenses, stock-based compensation and certain discretionary marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demo units.

Sales and marketing expenses decreased, in absolute dollars, for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, primarily due to the following:

•	Lower discretionary spending on marketing-related activities in 2005, primarily due to a planned reduction in marketing development fund expenditures. The decrease was partially offset by marketing costs incurred in the second quarter of 2005 associated with introduction of the new Firebox Peak product line. Sales and marketing expenses for the six months ended June 30, 2004 also include significant costs incurred in the first quarter of 2004 in support of the Firebox X product launch.

•	A decrease in compensation-related expenses, primarily due to a reduction in sales commissions and incentive compensation directly related to the achievement of corporate objectives, partially offset by stock-based compensation expenses resulting from the variable accounting treatment of certain stock options issued to employees under the stock option exchange program in May 2005. See “Supplemental Information About Stock-Based Compensation” below.

Sales and marketing expenses increased, as a percentage of revenues, for both the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, primarily due to lower product revenue in 2005 for the reasons noted above.

Excluding the effect of stock-based compensation expenses resulting from the variable accounting treatment of certain stock awards, we expect our sales and marketing expenses for the third quarter of 2005 will remain comparable to levels incurred in the 2005 second quarter. Should our revenues improve, we expect sales and marketing expenses to decrease as a percentage of revenues. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Research and Development

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2004	2005		2004	2005
Research and development expenses (in thousands)	$4,712	$4,821	2.3%	$9,257	$9,264	0.1%
Research and development expenses (as % of total revenues)	20.9%	23.7%		21.7%	25.1%

Research and development expenses include costs associated with the development of new products, enhancements of existing products, product integration efforts and quality assurance activities. These costs consist primarily of employee salaries and benefits, including stock-based compensation, costs of noncapitalized equipment, software tools, our security appliance prototypes and certification procedures, payments to designers and contractors and depreciation of capital equipment and software.

Research and development expenses increased, in absolute dollars, for both the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, primarily due to stock-based compensation expenses resulting from the variable accounting treatment of certain stock options issued to employees under the stock option exchange program in May 2005. See “Supplemental Information About Stock-Based Compensation” below. This increase was partially offset by (i) reduced spending on salaries, primarily due to a reduction in headcount, (ii) lower spending on outsourced development and certification costs in 2005, primarily due to higher costs incurred in those areas in 2004 in connection with certification procedures related to our Firebox Core and Firebox Peak product lines, and (iii) lower depreciation expense in 2005, primarily due to cost containment for research and development capital expenditures and the expiration of depreciation on earlier purchases.

Research and development expenses increased, as a percentage of revenues, for both the three and six months ended June 30, 2005 as compared to the same periods in 2004, primarily due to a reduction in product revenue during 2005 for reasons noted above.

Excluding the effect of stock-based compensation costs resulting from the variable accounting treatment of certain stock awards, we anticipate an increase in our research and development expenses in the third quarter of 2005 in comparison to levels incurred in the 2005 second quarter. We intend to continue to fund our research and development efforts and hire the necessary personnel in order to attempt to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. Research and development expenses may vary significantly from quarter to quarter due to inherent uncertainties in the timing of certain development costs. We expect to continue to invest in key areas aimed at the development of new generations of our products, the further extension of our existing product lines and the development of future technologies. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

General and Administrative

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2004	2005		2004	2005
General and administrative expenses (in thousands)	$2,080	$3,368	61.9%	$4,335	$6,124	41.3%
General and administrative expenses (as % of total revenues)	9.2%	16.6%		10.2%	16.6%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, stock-based compensation, provisions for doubtful accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased, both in absolute dollars and as a percentage of revenues, for both the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. The dollar and percentage increase in general and administrative expenses is primarily due to the following:

•	A substantial increase in accounting fees, primarily due to higher than anticipated audit fees in 2005 and incremental annual audit fees associated with the 2004 year-end audit.

•	Increased contract labor and consulting costs, primarily costs related to our sell through revenue automation initiative, human resource projects and stock compensation programs.

•	Higher legal expenses reflecting costs associated with regulatory compliance, analysis of, and revisions to, our compensation plans, and ongoing litigation.

•	An increase in compensation and benefits expenses, primarily costs directly associated with the addition of senior executives and other management personnel and stock-based compensation expenses resulting from the variable accounting treatment of certain stock options issued to employees under the stock option exchange program in May 2005. See “Supplemental Information About Stock-Based Compensation” below.

The increase in general and administrative expenses, as a percentage of revenues, for both the three and six months ended June 30, 2005 as compared to same periods in 2004, also reflects a reduction in product revenue in the current year for reasons noted above.

Excluding the effect of stock-based compensation costs resulting from the variable accounting treatment of certain stock awards, we expect general and administrative expenses for the third quarter of 2005 to remain comparable to levels incurred in the 2005 second quarter. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Supplemental Information About Stock-Based Compensation

During the second quarter of 2005, we offered a voluntary stock option exchange program to our employees which resulted in variable accounting treatment for, at the time of the exchange, approximately 3.1 million stock options. We are accounting for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until adoption of SFAS 123(R). Under variable accounting, cumulative stock compensation expense at any balance sheet date must equal accumulated amortization of the current intrinsic value of the outstanding variable stock awards over their vesting periods. Upon adoption of SFAS 123(R), in accordance with its rules, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized until adoption of SFAS 123(R) using variable accounting will not be reversed upon adoption. Variable accounting treatment may result in unpredictable and potentially significant charges or credits recorded to stock-based compensation dependent upon fluctuations in the quoted market prices of our common stock.

In March 2005, the SEC published SAB No. 107, which expresses the view of the SEC staff and provides guidance on a variety of matters associated with share based payments and stock-based compensation. Among other things, SAB 107 states that stock-based compensation should be classified on the same expense lines as cash compensation. Accordingly, we have recorded stock-based compensation costs within the same operating expense line items as cash compensation, as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Cost of revenues:
Product	$—	$10	$—	$10
Service	—	52	—	52
Sales and marketing	2	252	4	252
Research and development	4	415	10	415
General and administrative	1	238	4	238

Total	$7	$967	$18	$967

Amortization of Other Intangible Assets

Amortization of other intangible assets consists primarily of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology is expected to be fully amortized by March 31, 2007. We amortize our intangible assets acquired on a straight-line basis over an expected useful life of five years.

Amortization of other intangible assets was $243,000 for both the three months ended June 30, 2005 and three months ended June 30, 2004, and was $487,000 for both the six months ended June 30, 2005 and six months ended June 30, 2004.

Interest and Other Income, Net

Interest and other income, net, is primarily comprised of interest income generated from our short-term available-for-sale investments. Interest income was $488,000 for the three months ended June 30, 2005, compared to $287,000 for the three months ended June 30, 2004, and was $940,000 for the six months ended June 30, 2005, compared to $553,000 for the six months ended June 30, 2004. The increases in interest and other income, net are primarily due to higher interest rates on invested balances in 2005.

Provision for Income Taxes

Income tax expense was $29,000 for both the three months ended June 30, 2005 and the three months ended June 30, 2004. Income tax expense was $71,000 for the six months ended June 30, 2005 and $43,000 for the six months ended June 30, 2004. Income tax expense, in all periods, primarily relates to our provision for foreign income taxes associated with our international operations.

Liquidity and Capital Resources

At June 30, 2005, we had $72.7 million in cash, cash equivalents and short-term available-for-sale investments, which were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital at June 30, 2005 was $57.0 million.

Operating Activities

Our operating activities resulted in net cash outflows of $2.5 million for the six months ended June 30, 2004 and $4.0 million for the six months ended June 30, 2005. Operating cash outflows during these periods resulted primarily from our net losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Six Months Ended June 30,
	2004	2005
Net loss	$(3,274)	$(5,897)
Noncash expenses	1,981	2,757
Changes in operating assets and liabilities	(1,252)	(897)

Net cash used in operating activities	$(2,545)	$(4,037)

Noncash expenses are associated with the amortization of other intangible assets acquired, depreciation and amortization of property and equipment, and stock-based compensation charges resulting from the issuance of stock options and restricted stock to employees, directors and consultants.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet, apart from cash and short-term available-for-sale investments, and changes in long-term deferred rent, long-term deferred revenues and long-term restructuring liabilities. Significant fluctuations within each of these categories are described below.

Trade Accounts Receivable, Net decreased from $7.3 million at December 31, 2004 to $6.4 million at June 30, 2005, primarily due to improved shipment linearity in the second quarter of 2005 as compared to the fourth quarter of 2004. Days sales outstanding, or DSOs, calculated on a quarterly basis, was 34 days at December 31, 2004 and 28 days at June 30, 2005. DSOs are affected by:

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

Inventories, Net increased from $3.1 million at December 31, 2004 to $4.9 million at June 30, 2005. Higher inventory levels primarily reflect costs associated with the product launch of the new Firebox X Peak product line in the second quarter of 2005, a lower volume of shipments during the 2005 second quarter and an increase in inventories held by customers on the sell through basis during the first six months of 2005.

Accounts Payable decreased from $3.2 million at December 31, 2004 to $2.4 million at June 30, 2005, primarily due to timing of payment of accounts payable.

Accrued Expenses, Other Liabilities and Deferred Rent increased from $7.6 million at December 31, 2004 to $8.8 million at June 30, 2005, primarily due to an increase in payments by customers on the sell through method in advance of the sell through of underlying inventory and a significant increase in annual audit fees for 2005.

Total Accrued Restructuring Costs decreased from $4.9 million at December 31, 2004 to $4.4 million at June 30, 2005, reflecting the ongoing payment of rents on abandoned facilities, net of sublease income.

Total Deferred Revenues increased from $19.2 million at December 31, 2004 to $19.3 million at June 30, 2005. The increase in deferred revenues is primarily due to LiveSecurity Service subscription renewals on a growing installed customer base, partially offset by expirations and non-renewals of existing subscriptions.

Investing Activities

Cash provided by investing activities was $0.8 million for the six months ended June 30, 2004 and $8.3 million for the six months ended June 30, 2005. In both periods, these amounts primarily reflect proceeds from the maturity of our investment securities net of amounts reinvested, partially offset by capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $2.1 million for the six months ended June, 2004 and $0.4 million for the six months ended June 30, 2005. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

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

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are noncancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010, with an option to extend this lease for an additional five-year term. We lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We also lease facilities in San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2005 and 2007, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, and in Waltham, are partially subleased to tenants, with sublease terms that expire between 2005 and 2010. We also have several operating leases for computer equipment. We are also a party to a noncancelable and nonrefundable agreement to purchase inventory.

Our contractual commitments at June 30, 2005 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $2.0 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

		Six Months Ending December 31, 2005	Year Ended December 31,				After December 31, 2009
	Total		2006	2007	2008	2009
Operating lease obligations	$14,968	$1,575	$2,840	$2,801	$2,852	$2,924	$1,976
Inventory purchase obligations	3,050	3,050	—	—	—	—	—

Total	$18,018	$4,625	$2,840	$2,801	$2,852	$2,924	$1,976

In addition, we have contractual agreements with some of our distributors to reimburse them for advertising and other marketing activities that they may incur to promote our products, contingent on performance of those activities in the future. At June 30, 2005, the total amount of those agreements was $798,000.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001 and the fourth quarter of 2004. As of June 30, 2005, we had an accumulated deficit of approximately $143.9 million. Although our revenues have increased each year since we began operations, we may not be able to continue to grow our revenue in the future, and even if we do, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses. We expect that over time we will have to increase our operating expenses in connection with:

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	continuing to drive demand of our products;

•	hiring additional personnel;

•	upgrading our information and internal control systems;

•	pursuing additional strategic acquisitions;

•	meeting enhanced regulatory and corporate governance requirements; and

•	ongoing litigation.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our management’s discussion and analysis of financial condition and results of operations in this quarterly report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

We currently expect that future revenues will be primarily generated through sales of our Firebox products and related optional products and services, including the LiveSecurity Service, and we cannot succeed if the market does not accept these products and services. Some of our Firebox products, particularly our key Firebox X family of products, however, are relatively new and unproven. The Firebox X Peak line of products has only been available since April 2005, the Firebox X Core line of products has only been available since February 2004 and the Firebox X Edge line of products has only been available since August 2004. In addition, we have only recently begun to focus on marketing and selling the related optional products and services, and we may be unsuccessful in marketing, selling and delivering these types of options. The Firebox X family of products, which replaces a product line that represented a majority of our revenues and augments our existing SOHO security products, also represents a new approach to providing security to the SME market in that the products are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product or the upgrades necessary for customers to take advantage of the expandability. If customers purchase less expensive models than they otherwise would because of the ability to later upgrade the product, but then fail to purchase upgrades, our revenues from those products would be negatively affected. In addition, we may have to continue to increase discounts on the old SOHO product line to maintain an acceptable level of sales, which could also adversely affect our revenues. If sales of our Firebox products do not meet expectations, we may have excess inventory of products or components, and such excess inventory would have a negative effect on our operating results.

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

Channel customers often specialize in selling certain types of products or in selling to specific segments of the market. To be successful, we must therefore have the right channel customers selling our products in the appropriate market segments as well as have a sufficient number of channel partners selling our products. To the extent that we are unable to partner with and retain the right channel customers to sell our products, or that we introduce new products that our channel customers are unable to sell effectively, our ability to sell our products and services will be limited. For example, our Firebox X Peak line of products recently introduced in April 2005 are targeted at SME customers that are typically larger or more sophisticated in their use of the Internet than those buying our other Firebox X products. If our current channel customers are unable to sell this product line effectively, of if we are unable to join with and retain channel customers that can sell this product line effectively, our ability to sell this product line and related services may be limited.

The requirement to recognize revenue on a sell through basis for certain third-party channel customers due to contractual changes could negatively affect our future revenues.

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, while revenue from products already in that channel customer’s inventory was already recognized in the prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of their inventories predating the conversion. As of December 31, 2004, the converted customers held inventories for which we had already recognized revenues in the amount of $2.3 million. During the first and second quarters of 2005, these customers sold through approximately $2.0 million and $0.1 million, respectively, of these inventories with approximately $0.2 million carried over to later quarters. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

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

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the introduction of our Firebox X line of products which replaced our Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, the Firebox III and then later the Firebox X Core and Firebox X Edge security appliances, we experienced an increase in returns of previous products and product versions. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product lines, including the recent release of the Firebox X Peak product line in the second quarter of 2005, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

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

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, finance and accounting, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management team recently, including the addition of a new chief executive officer and interim chief financial officer in 2004 and a new vice president of North American sales and a new chief financial officer in 2005. If these changes have a negative effect on our operations, our business and operating results could be adversely affected.

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

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington against WatchGuard and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Court, and are referred to herein as the Action. The Court has not yet finally appointed a lead plaintiff in the Action. Two shareholder derivative suits against some of our current and former directors and officers have subsequently been filed in the Superior Court of the State of Washington, King County and in the United States District Court for the Western District of Washington respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action. We are unable, however, to predict the ultimate outcome of the Action. We cannot assure that we will be successful in defending against the Action and if we are unsuccessful we may be subject to significant damages which could have a material adverse effect on our operating results and financial position. Even if we are successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the three months and six months ended June 30, 2005 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

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

Changes in internal controls. There were no changes in our internal controls during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims, including the matter described below. The outcome of any such matters is currently undeterminable and an adverse result in one or more matters could negatively affect our operating results in the period in which it occurs.

Class-Action Securities Litigation

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington against WatchGuard and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Court, and are referred to herein as the Action. The Court has not yet finally appointed a lead plaintiff in the Action. Two shareholder derivative suits against some of our current and former directors and officers have subsequently been filed in the Superior Court of the State of Washington, King County and in the United States District Court for the Western District of Washington respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action. We are unable, however, to predict the ultimate outcome of the Action. We cannot assure that we will be successful in defending against the Action and if we are unsuccessful we may be subject to significant damages which could have a material adverse effect on our operating results and financial position. Even if we are successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on June 3, 2005, stockholders representing a total of 31,082,573 shares of common stock (representing 91.99% of the outstanding shares of common stock) were present at the meeting, either in person or represented by proxy, which constituted a quorum. The proposals voted upon and the results of the voting were as follows:

(1)	The proposal to elect to our board of directors the following nominees as Class 2 directors, each to hold office for the terms set forth in the proxy statement or until his successor is elected and qualified, received the number of votes set forth opposite his respective name:

Nominee	For	Withheld
Edward J. Borey	30,117,348	965,225
Michael R. Kourey	30,354,340	728,233

The aforesaid nominees were elected as directors for the term set forth in the proxy statement.

The following directors are currently serving terms that expire at the 2006 annual meeting of stockholders or until their respective successors are duly elected and qualified:

Ellen M. Hancock

Steven N. Moore

The following directors are currently serving terms that expire at the 2007 annual meeting of stockholders or until their respective successors are duly elected and qualified:

Michael R. Hallman

Richard A. LeFaivre

William J. Schroeder

(2)	The proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005 received the following votes:

Votes
For	30,687,774
Against	251,679
Abstain	143,120

The appointment of Ernst & Young LLP was ratified.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (Exhibit 3.1) (a)

3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of WatchGuard Technologies, Inc. (Exhibit 3.1) (e)

3.3	Amended and Restated Bylaws of WatchGuard Technologies, Inc. (Exhibit 3.2) (b)

4.1	Rights Agreement dated as of May 5, 2005 between WatchGuard Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights (Exhibit 4.1) (e)

10.1	Change in Control Severance Agreement between WatchGuard Technologies, Inc. and Edward J. Borey, dated April 19, 2005 (Exhibit 10.1) (c)

10.2	Form of Change in Control Severance Agreement between WatchGuard Technologies, Inc. and certain officers of WatchGuard Technologies, Inc. (including Dale Bastian) (Exhibit 10.2) (c)

10.3	Offer Letter from WatchGuard Technologies, Inc. to Bradley E. Sparks, dated April 18, 2005 (Exhibit 10.1) (d)

10.4	Change in Control Severance Agreement between WatchGuard Technologies, Inc. and Bradley E. Sparks, dated April 26, 2005 (Exhibit 10.2) (d)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of Bradley E. Sparks

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley E. Sparks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(b)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q (File No. 000-26819), for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

(c)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on April 19, 2005.

(d)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on April 28, 2005.

(e)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form 8-A (File No. 000-26819), filed with the SEC on May 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer (Authorized Officer) (Principal Financial and Accounting Officer)

WATCHGUARD TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of WatchGuard Technologies, Inc. (Exhibit 3.1) (a)

3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of WatchGuard Technologies, Inc. (Exhibit 3.1) (e)

3.3	Amended and Restated Bylaws of WatchGuard Technologies, Inc. (Exhibit 3.2) (b)

4.1	Rights Agreement dated as of May 5, 2005 between WatchGuard Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights (Exhibit 4.1) (e)

10.1	Change in Control Severance Agreement between WatchGuard Technologies, Inc. and Edward J. Borey, dated April 19, 2005 (Exhibit 10.1) (c)

10.2	Form of Change in Control Severance Agreement between WatchGuard Technologies, Inc. and certain officers of WatchGuard Technologies, Inc. (including Dale Bastian) (Exhibit 10.2) (c)

10.3	Offer Letter from WatchGuard Technologies, Inc. to Bradley E. Sparks, dated April 18, 2005 (Exhibit 10.1) (d)

10.4	Change in Control Severance Agreement between WatchGuard Technologies, Inc. and Bradley E. Sparks, dated April 26, 2005 (Exhibit 10.2) (d)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of Bradley E. Sparks

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley E. Sparks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(b)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q (File No. 000-26819), for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

(c)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on April 19, 2005.

(d)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on April 28, 2005.

(e)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form 8-A (File No. 000-26819), filed with the SEC on May 9, 2005.