Form 10-Q
period 2005-09-30
WATCHGUARD TECHNOLOGIES INC
filed 2005-11-09
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

34,223,818 shares of WatchGuard common stock were outstanding as of October 31, 2005.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,660	$11,724
Short-term available-for-sale investments	72,189	64,414
Trade accounts receivable, net	7,305	5,615
Inventories, net	3,145	3,927
Prepaid expenses and other current assets	2,780	2,728

Total current assets	90,079	88,408
Property and equipment, net	6,303	5,453
Restricted cash	3,000	3,000
Goodwill	66,605	66,605
Other intangibles, net and other assets	2,494	1,954

Total assets	$168,481	$165,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,214	$2,538
Accrued expenses and other liabilities	7,581	8,810
Short-term accrued restructuring costs	1,289	1,170
Short-term deferred revenues	17,402	17,925

Total current liabilities	29,486	30,443
Long-term deferred rent	1,447	1,348
Long-term accrued restructuring costs	3,599	3,012
Long-term deferred revenues	1,818	2,143

Total liabilities	36,350	36,946
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000 (800,000 shares designated Series A Cumulative Preferred Stock at September 30, 2005); no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000; shares issued and outstanding: 33,677,830 at December 31, 2004 and 34,217,541 at September 30, 2005	34	34
Additional paid-in capital	270,282	274,258
Deferred stock-based compensation	—	(653)
Accumulated other comprehensive loss	(226)	(285)
Accumulated deficit	(137,959)	(144,880)

Total stockholders’ equity	132,131	128,474

Total liabilities and stockholders’ equity	$168,481	$165,420

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(restated)		(restated)
Revenues:
Product	$13,393	$11,622	$42,494	$33,631
Service	7,381	7,427	21,012	22,356

Total revenues	20,774	19,049	63,506	55,987

Cost of revenues:
Product (1)	6,379	4,746	19,342	14,094
Service (1)	1,390	1,384	4,165	4,312

Total cost of revenues	7,769	6,130	23,507	18,406

Gross margin	13,005	12,919	39,999	37,581

Operating expenses:
Sales and marketing (1)	7,740	6,274	24,439	21,827
Research and development (1)	4,402	4,626	13,659	13,890
General and administrative (1)	2,056	3,350	6,391	9,474
Amortization of other intangible assets	243	243	730	730
Restructuring charges	400	—	400	—

Total operating expenses	14,841	14,493	45,619	45,921

Operating loss	(1,836)	(1,574)	(5,620)	(8,340)
Interest and other income, net	310	573	863	1,513

Loss before income taxes	(1,526)	(1,001)	(4,757)	(6,827)
Provision for income taxes	23	23	66	94

Net loss	$(1,549)	$(1,024)	$(4,823)	$(6,921)

Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.14)	$(0.20)

Shares used in calculation of basic and diluted net loss per share	33,575	33,986	33,430	33,834

(1) Includes stock-based compensation as follows:

Cost of revenues:
Product	$—	$6	$—	$16
Service	—	26	—	78
Sales and marketing	—	172	4	424
Research and development	(1)	234	9	649
General and administrative	1	310	5	548

Total	$—	$748	$18	$1,715

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2005
	(restated)
Operating activities:
Net loss	$(4,823)	$(6,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	2,104	1,945
Amortization of other intangible assets	730	730
Stock-based compensation	18	1,715
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,452)	1,690
Inventories, net	(111)	(782)
Prepaid expenses and other current assets	635	52
Other assets	100	(190)
Accounts payable	(668)	(676)
Accrued expenses, other liabilities and deferred rent	(206)	1,130
Accrued restructuring costs	(1,137)	(706)
Deferred revenues	1,953	848

Net cash used in operating activities	(2,857)	(1,165)

Investing activities:
Purchases of property and equipment, net of disposals	(1,401)	(1,095)
Proceeds from maturities of marketable securities	33,030	53,492
Purchases of marketable securities	(32,272)	(45,776)

Net cash provided by (used in) investing activities	(643)	6,621

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	2,576	1,608

Net cash provided by financing activities	2,576	1,608

Net increase in cash and cash equivalents	(924)	7,064
Cash and cash equivalents at beginning of period	3,899	4,660

Cash and cash equivalents at end of period	$2,975	$11,724

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of WatchGuard have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2005. The financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 31, 2005.

Restatement of Prior Period Information

Financial results for the three months and nine months ended September 30, 2004 have been restated to correct certain accounting errors identified during WatchGuard’s financial close and audit process for the year ended December 31, 2004. Refer to WatchGuard’s annual report on Form 10-K for the year ended December 31, 2004 for a detailed discussion of the restatement.

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

Because each Firebox hardware product contains embedded software, whereby significant software development costs are incurred in developing the embedded software, and because the Firebox and the embedded software include the right to receive technical support and software updates on a when, and if, available basis, WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids and SEC Topic 13, “Revenue Recognition” of the codification of the Staff Accounting Bulletins (SAB). Topic 13 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. WatchGuard believes its revenue recognition policies and practices are consistent with the accounting standards.

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

Revenues allocated to products, including software license fees, are recognized upon delivery of the products to the customer (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. WatchGuard’s standard payment terms range from 30 to 60 days. WatchGuard offers term discounts to certain of its larger customers.

During the first quarter of 2005, WatchGuard negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights for products sold after the change date. The changes were triggered by the need to offer promotional programs to give WatchGuard the flexibility in the respective markets to be more competitive, responsive and effective. As a result, WatchGuard converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, because revenue from products in that channel customer’s inventory was already recognized in prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventory predating the conversion. As of December 31, 2004, the converted customers held inventory for which WatchGuard had already recognized revenues in the amount of $2.3 million. Substantially all of these inventories were sold through by the converted customers during the first quarter of 2005.

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

Goodwill

Pursuant to Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” WatchGuard tests goodwill for impairment at least annually. WatchGuard has selected October 1 as the date for its annual impairment test. Application of the goodwill impairment test may require judgments, including those inherent in the determination of fair value of the reporting unit in which the goodwill resides and the resulting determination of the implicit value of the goodwill. Significant judgments required to estimate the fair value include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. WatchGuard is currently in the process of performing its annual impairment analysis and expects to complete the analysis before year-end. Should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2005, as impairment losses are charged to earnings in the period in which they are identified.

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

WatchGuard accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock option and restricted stock awards is measured as the excess, if any, of the quoted market price of WatchGuard’s common stock at the measurement date (or the balance sheet date, if the measurement date has not yet occurred) over the amount, if any, required to be paid by the employee. Compensation cost is charged to expense over the vesting period of each respective award using the accelerated method of expense recognition. Measurement date is defined as the grant date for all stock awards other than variable stock options and variable restricted stock awards. Measurement date for variable stock options and variable restricted stock awards is defined as the date the number of shares and purchase (exercise) price, if any, are both known. Changes in the quoted market price of WatchGuard’s common stock are reflected as an adjustment to stock-based compensation expense in the periods in which the changes occur until the date both the number of shares and purchase price, if any, are known.

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

In March 2005, the SEC published SAB No. 107, which expresses the view of the SEC staff and provides guidance on a variety of matters associated with stock-based compensation. Among other things, SAB No. 107 states that stock-based compensation should be classified on the same expense lines as cash compensation. Accordingly, WatchGuard has reclassified its stock-based compensation from prior periods to conform to the current period presentation of stock-based compensation within the same operating expense line item(s) as cash compensation.

During the three and nine months ended September 30, 2005, WatchGuard issued 376,000 and 494,000 shares, respectively, of its common stock upon the exercise of stock options and the issuance of shares under its employee stock purchase plan.

Pro Forma Stock-Based Compensation

The following pro forma information regarding stock-based compensation has been determined as if WatchGuard had accounted for its employee stock options and its employee stock purchase plan shares under the fair market value method of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of the employee stock options was estimated at the date of grant, using a minimum value option pricing model through the date of WatchGuard’s initial public offering in July 1999 and using the Black-Scholes pricing model thereafter. The estimated fair value of the options is amortized over their vesting periods using the accelerated method.

WatchGuard’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(restated)		(restated)
Net loss — as reported	$(1,549)	$(1,024)	$(4,823)	$(6,921)
Add: stock-based compensation, as reported	—	748	18	1,715
Deduct: stock-based compensation determined under fair-value-based method	(3,368)	(1,353)	(9,646)	(6,857)

Net loss — pro forma	$(4,917)	$(1,629)	$(14,451)	$(12,063)

Net loss per share, basic and diluted — as reported	$(0.05)	$(0.03)	$(0.14)	$(0.20)
Net loss per share, basic and diluted — pro forma	$(0.15)	$(0.05)	$(0.43)	$(0.36)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 revised 2004, or SFAS 123(R), “Share-Based Payment,” which is a revision to SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25. Generally, the approach described in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares issued under an employee stock purchase plan, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) allows public companies to transition using either of the two methods described below. Under the modified prospective method, stock compensation expense is recognized starting from the date of the adoption for all outstanding unvested stock awards, as well as for all awards granted, modified or settled after the date of the adoption. Under the modified retrospective method, entities would restate prior period financial statements using the amounts previously reflected in pro forma disclosures under SFAS 123 either for all prior periods presented or for prior interim periods of the year of adoption.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation because their effect is antidilutive. Shares used in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2005, exclude 42,250 shares of unvested restricted stock.

Comprehensive Loss

WatchGuard’s investments consist of commercial paper, corporate and government debt securities and auction rate securities. WatchGuard’s investment securities are considered “available-for-sale,” as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three months and six months ended September 30, 2004 and September 30, 2005, there were no material realized gains or losses on available-for-sale securities. The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(restated)		(restated)
Net loss	$(1,549)	$(1,024)	$(4,823)	$(6,921)
Unrealized gain (loss) on investments	120	(20)	(127)	(59)

Comprehensive loss	$(1,429)	$(1,044)	$(4,950)	$(6,980)

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

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Trade accounts receivable	$9,874	$8,360
Reserve for returns and allowances	(2,299)	(2,459)
Allowance for doubtful accounts	(270)	(286)

	$7,305	$5,615

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Finished goods	$2,570	$2,931
Components	1,510	1,718

	4,080	4,649
Inventory allowance	(935)	(722)

	$3,145	$3,927

Inventories held by sell through customers, included as a component of finished goods, were $511,000 and $870,000 at December 31, 2004 and September 30, 2005, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Accrued payroll-related liabilities	$2,811	$2,064
Deposits from sell through customers	1,039	1,903
Other accrued liabilities	3,731	4,843

	$7,581	$8,810

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2004 and September 30, 2005, WatchGuard’s restricted cash balance was $3.0 million in conjunction with this facilities lease.

WatchGuard’s hardware products carry a one-year warranty from the delivery date that includes factory repair services or replacement products as needed. WatchGuard accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. WatchGuard’s liability is affected by the warranty terms provided to WatchGuard by the original equipment manufacturers ranging from 16 to 24 months from the manufacture date. Other factors that affect WatchGuard’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. WatchGuard periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. WatchGuard’s estimated product warranty liability, included as a component of accrued expenses and other liabilities, was $530,000 and $417,000 at December 31, 2004 and September 30, 2005, respectively. Changes to WatchGuard’s estimated product warranty liability during the nine months ended September 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$530
Additions charged to cost of revenues during the period	207
Settlements made during the period	(320)

Balance at September 30, 2005	$417

NOTE 5 – BUSINESS RESTRUCTURINGS

At September 30, 2005, WatchGuard’s accrued restructuring charges, including both the short-term and long-term portions, were $4.2 million. Additional charges of $115,000 related to the 2001 restructuring were recorded during the three months ended September 30, 2005, due to the revision of the cost of excess facilities, as the real estate market remains depressed longer than originally expected. These charges were offset by a $115,000 reduction in the 2002 restructuring liability during the third quarter of 2005, due to the revision of estimated proceeds from the sublease of excess facilities, as previously vacant space was subleased during the period. Refer below for further detail regarding WatchGuard’s 2001 and 2002 business restructurings.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2004 and September 30, 2005, and activity recorded through September 30, 2005, are as follows (in thousands):

	December 31, 2004	Amounts (Paid) or Charged, Net	September 30, 2005
Abandoned facilities and other	$1,492	$(137)	$1,355

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc., which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that were no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2004 and September 30, 2005, and activity recorded through September 30, 2005, are as follows (in thousands):

	December 31, 2004	Amounts (Paid) or Charged, Net	September 30, 2005
Abandoned facilities and other	$3,396	$(569)	$2,827

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

Intellectual Property Employment Litigation

On March 23, 2005, WatchGuard filed a complaint in United States District Court for the Northern District of Texas against a terminated former employee, Michael N. Valentine, and his new employer, SonicWALL, Inc., a direct competitor of WatchGuard. The complaint was filed to prevent the misappropriation of WatchGuard’s trade secrets and to enjoin the acts of unfair competition by Valentine and SonicWALL. Valentine currently works for SonicWALL as its Vice President of Channel Sales. Valentine previously worked for WatchGuard in a similar position, as WatchGuard’s Vice President of America Sales. As Vice President of America Sales, Valentine received trade secret and proprietary information about WatchGuard products, sales practices and employees. Valentine owed a contractual duty, as well as a common-law fiduciary duty of loyalty, to WatchGuard not to use or disclose that proprietary information, particularly for the benefit of a competitor. WatchGuard believes that Valentine’s new employer, SonicWALL, encouraged Valentine to breach his obligations to WatchGuard and has used WatchGuard’s trade secrets to actively engage in a campaign to induce key sales employees to leave WatchGuard and breach their contractual obligations to WatchGuard. WatchGuard has asserted causes of action against both Valentine and SonicWALL for misappropriation of trade secrets and unfair competition. Additionally, WatchGuard has brought causes of action for breach of contract and breach of fiduciary duty against Valentine and a cause of action for tortious interference with existing contracts against SonicWALL. In this complaint, WatchGuard seeks injunctive relief, compensatory and punitive damages, and costs of suit. In September 2005, Valentine moved the Court for leave to amend his answer to WatchGuard’s complaint to add counterclaims against WatchGuard for libel, slander and defamation per se. In November 2005, over WatchGuard’s objection, the Court granted Valentine’s motion and Valentine amended his answer to formally include the counterclaims against WatchGuard. WatchGuard believes that Valentine’s counterclaims are baseless and intends to vigorously defend against them. WatchGuard may be unsuccessful in obtaining the full remedies that it is seeking in this litigation and, even if successful, the litigation may be costly and time consuming, which could have a material adverse effect on WatchGuard’s operating results.

Class-Action Securities Litigation

On April 8, 2005, a holder of WatchGuard common stock, on behalf of himself and purportedly on behalf of a class of WatchGuard stockholders, filed an action in the United States District Court for the Western District of Washington (the Court) against WatchGuard and some of its current and former officers, alleging violations of the federal securities laws arising out of, among other things, its announcement on March 15, 2005 that it was restating some of its financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the action. Our response to that complaint is currently due on December 2, 2005. In addition, two related shareholder derivative suits against some of our current and former directors and officers have subsequently been filed in the Superior Court of the State of Washington, King County and in the United States District Court for the Western District of Washington, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. WatchGuard is obligated to indemnify its officers and directors to the extent permitted by applicable law in connection with the Action, and has insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. WatchGuard intends to vigorously defend against the Action. WatchGuard is unable, however, to predict the ultimate outcome of the Action. At this time, WatchGuard has not recorded any liability associated with this litigation as the associated cost and outcome are currently not determinable. There can be no assurance WatchGuard will be successful in defending against the Action and, if WatchGuard is unsuccessful, it may be subject to significant damages, which could have a material adverse effect on WatchGuard’s operating results and financial position. Even if WatchGuard is successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm its business, which could have a material adverse effect on WatchGuard’s operating results.

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

Stock Option Exchange Program

In April 2005, WatchGuard offered a voluntary stock option exchange program to its employees (the option exchange offer). In the option exchange offer, holders of eligible options had the opportunity to exchange their options with exercise prices of $6.00 or more for a lesser number of replacement options having an exercise price equal to the fair market value of WatchGuard’s common stock on the grant date of the replacement options. The exchange ratio was 90% for options with an exercise price from $6.00 to $8.00 per share, 75% for options with an exercise price from $8.01 to $10.00 per share, and 33.3% for options with an exercise price of $10.01 or more. Eligible options to purchase 3,983,034 shares of WatchGuard’s common stock were tendered for exchange and cancellation in the option exchange offer, all of which were accepted for cancellation by WatchGuard. On May 18, 2005, WatchGuard cancelled all eligible options tendered under the option exchange offer, and granted replacement options to purchase 3,064,882 shares of its common stock at an exercise price of $3.435 per share. Upon grant, each replacement option was vested and exercisable to the same degree as the original option. WatchGuard did not return the net options eliminated as a result of the reduction in the number of options outstanding to the pool of options available to be granted. In addition, WatchGuard eliminated all shares available for grant pursuant to non-stockholder-approved stock option plans, further reducing the number of shares available for grant under its option plans by 4,279,328 shares. Following the grant and reduction, WatchGuard had a reserve of 4,141,162 shares available for future grant under its option plans. For financial reporting purposes, WatchGuard is accounting for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until adoption of SFAS 123(R).

Director and Officer Stock Ownership Program

In April 2005, WatchGuard implemented its Director and Section 16 Officer Stock Ownership Program (the Program) to encourage stock ownership for its directors and executive officers. Under the Program, voluntary purchases of WatchGuard’s capital stock by its directors or officers will be matched by WatchGuard in the form of a restricted stock grant equal to 50% of the number of shares purchased in the open market, up to a maximum of 5,000 matching restricted shares per participant per year. The matching restricted shares granted by WatchGuard will vest annually over three years, and any unvested matching restricted stock shares will be forfeited if the shares that were matched are sold. During the second quarter of 2005, WatchGuard issued a total of 31,000 shares of matching restricted stock to its directors and executive officers under the Program. For financial reporting purposes, WatchGuard is accounting for any matching restricted shares granted under the Program using variable accounting until adoption of SFAS 123(R).

Board of Director Compensation

The compensation for non-employee directors has been changed to increase the annual retainer for general board membership, institute annual retainers for committee membership and committee chairs and eliminate per-meeting fees. In addition, non-employee directors will continue to receive options to purchase shares of WatchGuard’s capital stock as before and will also receive an annual grant of 2,500 shares of restricted stock which vests over a one year period. For financial reporting purposes, WatchGuard is recognizing compensation cost associated with the restricted stock grants over the applicable vesting period.

NOTE 8 – SHAREHOLDERS RIGHTS AGREEMENT

On May 6, 2005, WatchGuard adopted a rights agreement. The rights will be exercisable only if a person or group acquires 15% or more of WatchGuard’s outstanding common stock, whether through open market or private purchases, or if a person or group commences a tender offer for 15% or more of WatchGuard’s outstanding common stock. In such case, each right would entitle stockholders other than the acquirer to purchase 1/1000 of a share of a newly created series of preferred stock for payment of the exercise price. If an acquirer were to acquire 15% or more of WatchGuard’s outstanding common stock, each stockholder other than the acquirer would have the right to purchase a number of newly issued shares of WatchGuard’s common stock having a market value equal to two times the exercise price of the rights for payment of the exercise price (i.e. the right to purchase WatchGuard’s common stock at a 50% discount). WatchGuard’s Board of Directors may redeem the rights for a nominal amount ($0.001 per right) prior to the date they become exercisable or before the right to purchase securities of WatchGuard or an acquiring entity at a discount accrues, subject to extension under certain circumstances. Until the rights issued under the rights agreement become exercisable, the rights will trade automatically with WatchGuard’s common stock and separate rights certificates will not be issued.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and operating results. The discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto. References to “we,” “our” and “us” in this quarterly report refer to WatchGuard Technologies, Inc. and our wholly owned subsidiaries.

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

Since January 2004, we have continued to invest heavily in the development of our products as follows:

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

•	In August 2004, we extended the Firebox X family of integrated, upgradeable security appliances to address the needs of remote offices, telecommuters and small businesses with the launch of the Firebox X Edge line, designed to provide commercial-class security at the furthest points of the network at an affordable price point.

•	In December 2004, we made available the WatchGuard Gateway AntiVirus for email for our Firebox X line of integrated, upgradeable security appliances. This robust signature-based solution, combined with our existing deep application inspection capability, is designed to provide comprehensive security against email borne threats at an affordable cost.

•	In December 2004, we extended the Firebox X Edge line with a wireless version offering secure 802.11g wireless connection, and enhanced the Edge software for wired and wireless to include WAN / WAN failover and WAN / Modem failover for greater reliability.

•	In April 2005, we introduced the Firebox X Peak line, our highest-performance line of integrated security appliances, with up to 1 Gbps firewall throughput, high port density and advanced networking features. In connection with this product introduction, we also launched Fireware Pro, our advanced security and network operating system designed for more complex network environments. Fireware Pro comes bundled with all Firebox X Peak appliances and is available as an upgrade to Firebox X Core appliances (formerly the Firebox X line).

•	In August 2005, we introduced the Firebox SSL Core VPN Gateway with Citrix Secure Access. The Firebox SSL Core VPN Gateway combines Citrix SSL VPN secure access technology, the Citrix Access Gateway, with WatchGuard’s Firebox hardware platform to provide a professional-grade access solution for increasingly mobile SME workforces.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including sales returns and allowances and promotional rebates;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves; and

•	analysis for impairment of goodwill and other long-lived intangible assets.

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

Most of our Firebox products and certain software products include an initial period of service subscription bundled in the product price. Because the timing of revenue recognition differs between the product and the service subscription, the related revenues must be allocated to the product and the subscription service. The allocation of revenues is determined by using the residual method, as defined in Statement of Position (SOP) 98-9, an amendment to SOP 97-2, “Software Revenue Recognition,” if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value as established by vendor-specific objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management if it is probable that the price, once established, will not change before the element is separately introduced into the marketplace. Prior to recognizing any revenues, we ensure that there is persuasive evidence of the arrangement, collection is probable, and the fee is fixed or determinable. We are required to exercise judgment in deciding how to interpret the evidence of vendor-specific objective evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and operating results.

Revenues allocated to products, including software license fees, are generally recognized upon delivery of the products to the customer (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. Our standard payment terms range from 30 to 60 days. We offer term discounts to certain of our larger customers.

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

Pursuant to Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment at least annually. We have selected October 1 as the date for our annual impairment test. Application of the goodwill impairment test may require judgments, including those inherent in the determination of fair value of the reporting unit in which the goodwill resides and the resulting determination of the implicit value of the goodwill. Significant judgments required to estimate the fair value include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. We are currently in the process of performing our annual impairment analysis and expect to complete our analysis before year-end. Should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2005, as impairment losses are charged to earnings in the period in which they are identified.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS 123 revised 2004, or SFAS 123(R), “Share-Based Payment,” which is a revision to SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach described in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares issued under an employee stock purchase plan, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) allows public companies to transition using either of the two methods described below. Under the modified prospective method, stock compensation expense is recognized starting from the date of the adoption for all outstanding unvested stock awards, as well as for all awards granted, modified or settled after the date of the adoption. Under the modified retrospective method, entities would restate prior period financial statements using the amounts previously reflected in pro forma disclosures under SFAS 123 either for all prior periods presented or for prior interim periods of the year of adoption.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Product	64.5%	61.0%	66.9%	60.1%
Service	35.5	39.0	33.1	39.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	30.7	24.9	30.5	25.2
Service	6.7	7.3	6.5	7.7

Total cost of revenues	37.4	32.2	37.0	32.9

Gross margin	62.6	67.8	63.0	67.1

Operating expenses:
Sales and marketing	37.2	32.9	38.5	39.0
Research and development	21.2	24.3	21.5	24.8
General and administrative	9.9	17.7	10.1	16.9
Amortization of other intangible assets	1.2	1.2	1.2	1.3
Restructuring charges	1.9	—	0.6	—

Total operating expenses	71.4	76.1	71.9	82.0

Operating loss	(8.8)	(8.3)	(8.9)	(14.9)
Interest and other income, net	1.4	3.0	1.4	2.7

Loss before income taxes	(7.4)	(5.3)	(7.5)	(12.2)
Provision for income taxes	0.1	0.1	0.1	0.2

Net loss	(7.5)%	(5.4)%	(7.6)%	(12.4)%

Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2004	2005		2004	2005
Revenues (in thousands):
Product	$13,393	$11,622	(13.2)%	$42,494	$33,631	(20.9)%
Service	7,381	7,427	0.6%	21,012	22,356	6.4%

Total	$20,774	$19,049	(8.3)%	$63,506	$55,987	(11.8)%

Revenues (as % of total revenues):
Product	64.5%	61.0%		66.9%	60.1%
Service	35.5	39.0		33.1	39.9

Total	100.0%	100.0%		100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Decrease
	2004	2005		2004	2005
Revenues (in thousands):
Americas	$9,956	$9,270	(6.9)%	$31,133	$25,859	(16.9)%
EMEA	8,118	6,861	(15.5)%	23,657	21,605	(8.7)%
APAC	2,700	2,918	8.1%	8,716	8,523	(2.2)%

Total	$20,774	$19,049	(8.3)%	$63,506	$55,987	(11.8)%

Revenues (as % of total revenues):
Americas	47.9%	48.7%		49.0%	46.2%
EMEA	39.1	36.0		37.3	38.6
APAC	13.0	15.3		13.7	15.2

Total	100.0%	100.0%		100.0%	100.0%

The dollar and percentage decrease in product revenues, for both the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, was primarily due to an overall decrease in product shipments. The decrease in product revenues for the first nine months of 2005 also includes the effects of certain customers that converted from a sell in method to a sell through method of revenue recognition in the first quarter of 2005 as discussed below.

The decrease in product revenues for both the three and nine months ended September 30, 2005, compared to the corresponding periods of 2004, reflects decreased unit shipments of our Firebox SOHO, Firebox X and Firebox Vclass product lines, partially offset by shipments of our Firebox X Edge, Firebox Peak and Firebox SSL Core VPN Gateway product lines introduced in August 2004, April 2005 and August 2005, respectively. Reduced shipments of our Firebox SOHO product line are partially attributable to introduction of the Firebox X Edge product line in August 2004. Lower shipments of our Firebox Vclass product line are primarily due to introduction of the new Firebox X Peak product line in April 2005. The decrease in unit shipments of our Firebox SOHO and Firebox X product lines for the nine months ended September 30, 2005, compared to the same period in the prior year, also reflects conversion of certain of our customers to the sell through method of revenue recognition in the first quarter of 2005.

The decrease in unit shipments was partially offset by reduced discounts on our product offerings for both the three and nine months ended September 30, 2005, in comparison to corresponding periods of the prior year. Lower discounts are primarily attributable to certain customers that converted to the sell through method of revenue recognition in 2005.

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand, which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, because revenue from products in that channel customer’s inventory was already recognized in prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventory predating the conversion. As of December 31, 2004, the converted customers held inventory for which we had already recognized revenues in the amount of $2.3 million. Substantially all of these inventories were sold through by the converted customers during the first quarter of 2005. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

We are evaluating taking similar measures with customers in other parts of the world. To the extent that contract changes with additional channel customers require conversion to a sell through method, there will be an adverse effect on revenues for the quarter in which those conversions take place, with the magnitude depending on the inventory levels with those channel customers at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to continue to obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected.

From a regional standpoint, revenues decreased in both the Americas market and the international market for the three and nine months ended September 30, 2005, as compared to the corresponding periods in 2004. Revenues from the Americas market decreased at a significantly higher rate than revenues from the international markets in the first nine months of 2005, compared to the same period in 2004, partially due to the effects of converting the remaining channel customers in North America to a sell through method from a sell in method of revenue recognition during the first quarter of 2005.

Given the continuing economic and geopolitical uncertainty and constrained corporate information-technology spending, it is difficult to predict product revenue levels in future quarters, which may decline or fluctuate more than they have historically.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service and other service subscriptions bundled with a hardware or software product sale, and revenues recognized for subscription renewals sold to our existing customer base. The dollar and percentage increase in service revenues for both the three and nine months ended September 30, 2005, as compared to the same periods of 2004, is primarily due to growth of our installed customer base, resulting in a greater number of LiveSecurity Service renewals, as well as initial purchases of existing and new subscription-based services.

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

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2004	2005		2004	2005
Cost of revenues (in thousands):
Product	$6,379	$4,746	(25.6)%	$19,342	$14,094	(27.1)%
Service	1,390	1,384	(0.4)%	4,165	4,312	3.5%

Total	$7,769	$6,130	(21.1)%	$23,507	$18,406	(21.7)%

Cost of revenues (as % of total revenues):
Product	30.7%	24.9%		30.5%	25.2%
Service	6.7	7.3		6.5	7.7

Total	37.4%	32.2%		37.0%	32.7%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	47.6%	40.8%		45.5%	41.9%
Service (as % of service revenues)	18.8%	18.6%		19.8%	19.3%

Gross margin (in thousands):
Product	$7,014	$6,876	(2.0)%	$23,152	$19,537	(15.6)%
Service	5,991	6,043	0.9%	16,847	18,044	7.1%

Total	$13,005	$12,919	(0.6)%	$39,999	$37,581	(6.0)%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	52.4%	59.2%		54.5%	58.1%
Service (as % of service revenues)	81.2%	81.4%		80.2%	80.7%
Total (as % of total revenues)	62.6%	67.8%		63.0%	67.1%

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

The decrease in cost of product revenues, in terms of absolute dollars and as a percentage of product revenues, for both the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, was primarily due to an overall decrease in product volumes and a reduction in the costs of excess and obsolete inventory caused by product life cycle considerations and new product introductions. The decrease in cost of product revenues during the first nine months of 2005 also reflects conversion of certain channel customers from the sell in method to the sell through method of revenue recognition as discussed above.

Product gross margins were comparable, in terms of absolute dollars, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Product gross margins decreased in absolute dollars for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily due to an overall decrease in product volumes.

Product gross margins increased as a percentage of product revenues for both the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, primarily due to reduced discounts on our product offerings and a reduction in the costs of our excess and obsolete inventory in 2005.

Cost of service revenues includes the costs of our technical support organization and direct costs associated with our LiveSecurity Service.

Cost of service revenue was comparable, in terms of absolute dollars and as a percentage of related revenues, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Cost of service revenues increased, in absolute dollars, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, largely due to the effect of a partial refund of customer support software received in the first quarter of 2004. Cost of services revenues was comparable, as a percentage of related revenues, for the nine months ended September 30, 2005, compared to the corresponding period in 2004.

Service gross margins were comparable, in terms of absolute dollars and as a percentage of revenues, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Service gross margins increased in absolute dollars for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, primarily due to increased service revenues in 2005 as a result of growth of our installed customer base and initial purchases of new subscription-based services, partially offset by a partial refund of customer support software received in the 2004 first quarter as noted above. As a percentage of related revenues, service gross margins were comparable for the nine months ended September 30, 2005, compared to the corresponding period in 2004.

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

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Percent Decrease	Nine Months Ended September 30,		Percent Decrease
	2004	2005		2004	2005
Sales and marketing expenses (in thousands)	$7,740	$6,274	(18.9)%	$24,439	$21,827	(10.7)%
Sales and marketing expenses (as % of total revenues)	37.2%	32.9%		38.5%	39.0%

Sales and marketing expenses include salaries, commissions and employee-related expenses, stock-based compensation and certain discretionary marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demonstration units.

Sales and marketing expenses decreased, in terms of absolute dollars, for both the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, primarily due to the following:

•	Lower discretionary spending on marketing-related activities, primarily due to a planned reduction in advertising and marketing development fund expenditures in the current year. In addition, sales and marketing expenses for the nine months ended September 30, 2004 include significant costs incurred in support of the Firebox X product launch.

•	A decrease in compensation-related expenses, primarily due to a reduction in sales commissions and incentive compensation directly related to the achievement of corporate objectives, partially offset by stock-based compensation expenses resulting from the variable accounting treatment of certain stock options issued to employees under the stock option exchange program in May 2005. See “Supplemental Information About Stock-Based Compensation” below.

Sales and marketing expenses decreased, as a percentage of revenues, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to lower spending on marketing-related activities and employee compensation in the third quarter of 2005 in comparison to the prior year. Sales and marketing expenses increased, as a percentage of revenues, for the nine months ended September 30, 2005, as compared to the nine months ended

September 30, 2004, primarily due to a reduction in product revenue during 2005, partially offset by reduced spending on marketing-related activities and employee compensation in the current year.

Excluding the effect of stock-based compensation expenses resulting from the variable accounting treatment of certain stock awards, we expect our sales and marketing expenses for the fourth quarter of 2005 will remain comparable to levels incurred in the third quarter of 2005. Should our revenues improve, we expect sales and marketing expenses to decrease as a percentage of revenues. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Research and Development

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2004	2005		2004	2005
Research and development expenses (in thousands)	$4,402	$4,626	5.1%	$13,659	$13,890	1.7%
Research and development expenses (as % of total revenues)	21.2%	24.3%		21.5%	24.8%

Research and development expenses include costs associated with the development of new products, enhancements of existing products, product integration efforts, product certifications and quality assurance activities. These costs consist primarily of employee salaries and benefits, including stock-based compensation, costs of noncapitalized equipment, software tools, our security appliance prototypes and certification procedures, payments to designers and contractors and depreciation of capital equipment and software.

Research and development expenses increased, in terms of absolute dollars and as a percentage of revenues, for both the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, primarily due to stock-based compensation expenses resulting from the variable accounting treatment of certain stock options issued to employees under the stock option exchange program in May 2005. See “Supplemental Information About Stock-Based Compensation” below. The increase in research and development expenses for the first nine months of 2005 was partially offset by reduced spending on salaries, reflecting a reduction in headcount, and lower depreciation expense in the current year, primarily due to cost containment for research and development capital expenditures and the expiration of depreciation on earlier purchases.

The increase in research and development expenses as a percentage of revenues, for both the three and nine months ended September 30, 2005 as compared to the same periods in 2004, also reflects a reduction in product revenue during 2005 for the reasons noted above.

Excluding the effect of stock-based compensation costs resulting from the variable accounting treatment of certain stock awards, we anticipate an increase in our research and development expenses in the fourth quarter of 2005 in comparison to levels incurred in the third quarter of 2005. We intend to continue to fund our research and development efforts and hire the necessary personnel in order to attempt to meet the changing requirements of our customers, to provide for continued introduction of new products as technology advances and to enhance and expand our current product offerings. Research and development expenses may vary significantly from quarter to quarter due to inherent uncertainties in the timing of certain development costs. We expect to continue to invest in key areas aimed at the development of new generations of our products, the further extension of our existing product lines and the development of future technologies. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

General and Administrative

	Three Months Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2004	2005		2004	2005
General and administrative expenses (in thousands)	$2,056	$3,350	62.9%	$6,391	$9,474	48.2%
General and administrative expenses (as % of total revenues)	9.9%	17.7%		10.1%	16.9%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, stock-based compensation, provisions for doubtful accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased, in terms of absolute dollars and as a percentage of revenues, for both the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004. The dollar and percentage increase in general and administrative expenses is primarily due to the following:

•	Increased spending on compensation and benefits, primarily costs associated with the addition of senior executives and other management personnel as well as stock-based compensation expenses resulting from the variable accounting treatment of certain stock options issued to employees under the stock option exchange program in May 2005. See “Supplemental Information About Stock-Based Compensation” below.

•	A substantial increase in accounting fees, primarily due to higher annual audit fees in 2005, incremental audit fees relating to the 2004 year-end audit and costs incurred in connection with corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002, particularly in light of the restatement of prior period interim financial results.

•	Higher legal expenses reflecting costs associated with regulatory compliance, analysis of, and revisions to, our compensation plans, and ongoing litigation.

•	Increased contract labor and consulting costs, primarily costs related to our sell through revenue automation initiative, human resource projects and stock compensation programs.

The increase in general and administrative expenses as a percentage of revenues, for both the three and nine months ended September 30, 2005 as compared to same periods in 2004, also reflects a reduction in product revenue in the current year for the reasons noted above.

Excluding the effect of stock-based compensation costs resulting from the variable accounting treatment of certain stock awards, we expect general and administrative expenses for the fourth quarter of 2005 to remain comparable to levels incurred in the third quarter of 2005. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Supplemental Information About Stock-Based Compensation

During the second quarter of 2005, we offered a voluntary stock option exchange program to our employees which resulted in variable accounting treatment for, at the time of the exchange, approximately 3.1 million stock options. We are accounting for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until adoption of SFAS 123(R). Under variable accounting, cumulative stock compensation expense at any balance sheet date must equal accumulated amortization of the current intrinsic value of the outstanding variable stock awards over their vesting periods. Upon adoption of SFAS 123(R), in accordance with its rules, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized until adoption of SFAS 123(R) using variable accounting will not be reversed upon adoption. Variable accounting treatment may result in unpredictable and potentially significant charges or credits recorded to stock-based compensation, which will be dependent upon fluctuations in the quoted market prices of our common stock.

In March 2005, the SEC published Staff Accounting Bulletin, or SAB, No. 107, which expresses the view of the SEC staff and provides guidance on a variety of matters associated with share based payments and stock-based compensation. Among other things, SAB 107 states that stock-based compensation should be classified on the same expense lines as cash compensation. Accordingly, we have recorded stock-based compensation costs within the same operating expense line items as cash compensation, as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Cost of revenues:
Product	$—	$6	$—	$16
Service	—	26	—	78
Sales and marketing	—	172	4	424
Research and development	(1)	234	9	649
General and administrative	1	310	5	548

Total	$—	$748	$18	$1,715

Amortization of Other Intangible Assets

Amortization of other intangible assets consists primarily of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology is expected to be fully amortized by March 31, 2007. We amortize our intangible assets acquired on a straight-line basis over an expected useful life of five years.

Amortization of other intangible assets was $243,000 for both the three months ended September 30, 2005 and three months ended September 30, 2004, and was $730,000 for both the nine months ended September 30, 2005 and nine months ended September 30, 2004.

Restructuring Charges

Restructuring charges of $400,000 for the three and nine months ended September 30, 2004 were associated with our restructuring plans initiated in 2001 and 2002. Costs incurred in 2004 relate to the revision of our estimates for future costs associated with the sublease of excess facilities in our corporate headquarters in Seattle, Washington. As the real estate market in downtown Seattle remained depressed, we revised down our earlier estimates of possible sublease rental income for our space that remains vacant.

Additional charges of $115,000 related to the 2001 restructuring were recorded during the three months ended September 30, 2005, due to the revision of the cost of excess facilities, as the real estate market remains depressed longer than originally expected. These charges were offset by a $115,000 reduction in the 2002 restructuring liability due to the revision of estimated proceeds from the sublease of excess facilities, as previously vacant space was subleased during the period.

Interest and Other Income, Net

Interest and other income, net, is primarily comprised of interest income generated from our short-term available-for-sale investments. Interest income was $573,000 for the three months ended September 30, 2005, compared to $310,000 for the nine months ended September 30, 2004, and was $1.5 million for the nine months ended September 30, 2005, compared to $863,000 for the nine months ended September 30, 2004. The increases in interest and other income, net are primarily due to higher interest rates on invested balances in 2005.

Provision for Income Taxes

Income tax expense was $23,000 for both the three months ended September 30, 2005 and the three months ended September 30, 2004. Income tax expense was $94,000 for the nine months ended September 30, 2005 compared to $66,000 for the nine months ended September 30, 2004. Income tax expense, in all periods, primarily relates to our provision for foreign income taxes associated with our international operations.

Liquidity and Capital Resources

At September 30, 2005, we had $76.1 million in cash, cash equivalents and short-term available-for-sale investments, which were invested primarily in high-quality money market accounts and marketable securities. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital at September 30, 2005 was $58.0 million.

Operating Activities

Our operating activities resulted in net cash outflows of $2.9 million for the nine months ended September 30, 2004 and $1.2 million for the nine months ended September 30, 2005. Operating cash outflows during these periods resulted primarily from our net losses.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Nine Months Ended September 30,
	2004	2005
Net loss	$(4,823)	$(6,921)
Noncash expenses	2,852	4,390
Changes in operating assets and liabilities	(886)	1,366

Net cash used in operating activities	$(2,857)	$(1,165)

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

Trade Accounts Receivable, Net decreased from $7.3 million at December 31, 2004 to $5.6 million at September 30, 2005, primarily due to a reduction in accounts receivable associated with customers that transitioned to the sell through method of revenue recognition in 2005. Days sales outstanding, or DSOs, calculated on a quarterly basis, was 34 days at December 31, 2004 and 26 days at September 30, 2005. DSOs are affected by:

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

Inventories, Net increased from $3.1 million at December 31, 2004 to $3.9 million at September 30, 2005. Higher inventory levels primarily reflect costs associated with an increase in inventories held by customers on the sell through basis during the first nine months of 2005 and inventory purchases in support of future sales requirements.

Accounts Payable decreased from $3.2 million at December 31, 2004 to $2.5 million at September 30, 2005, primarily due to timing of payment of accounts payable.

Accrued Expenses, Other Liabilities and Deferred Rent increased from $9.0 million at December 31, 2004 to $10.2 million at September 30, 2005, primarily due to an increase in payments by customers on the sell through method in advance of the sell through of underlying inventory, a significant increase in annual audit fees for 2005, substantial legal expenses in the current year as a result of ongoing litigation, and promotional rebates associated with expanded programs for international markets.

Total Accrued Restructuring Costs decreased from $4.9 million at December 31, 2004 to $4.2 million at September 30, 2005, reflecting the ongoing payment of rents on abandoned facilities, net of sublease income.

Total Deferred Revenues increased from $19.2 million at December 31, 2004 to $20.1 million at September 30, 2005. The increase in deferred revenues is primarily due to LiveSecurity Service subscription renewals on a growing installed customer base, partially offset by expirations and non-renewals of existing subscriptions and sales returns and allowances.

Investing Activities

Cash used in investing activities was $643,000 for the nine months ended September 30, 2004 and cash provided by investing activities was $6.6 million for the nine months ended September 30, 2005. In both periods, these amounts primarily reflect proceeds from the maturity of our investment securities net of amounts reinvested, partially offset by capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $2.6 million for the nine months ended September 30, 2004 and $1.6 million for the nine months ended September 30, 2005. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our employee stock purchase plan.

We believe that our existing available cash, cash equivalents and short-term available-for-sale investments will be sufficient to meet our operating expenses, working capital needs and capital expenditure requirements for at least the next 12 months. However, if the underlying assumed levels of spending prove to be inaccurate, or if we choose to pursue acquisitions or investments in complementary business technology, we may seek additional funding before that time through public or private financings or other arrangements.

Contractual Obligations and Contingencies

We lease office space and some computer equipment under operating leases that are noncancelable. Our facilities commitments include a lease for our corporate headquarters in Seattle, Washington, which expires in September 2010, with an option to extend this lease for an additional five-year term. We lease a product fulfillment and distribution warehouse in Seattle with a lease term through April 2006. We also lease facilities in San Jose and Tustin, California and Waltham, Massachusetts under operating leases that expire between 2006 and 2011, in addition to leases for other sales offices under operating leases or other lease obligations that expire over various terms. Our excess facilities at our corporate headquarters in Seattle, and in Waltham, are partially subleased to tenants, with sublease terms that expire between 2007 and 2010. We also have several operating leases for computer equipment. We are also a party to a noncancelable and nonrefundable agreement to purchase inventory.

Our contractual commitments at September 30, 2005 associated with lease obligations and purchase obligations, net of future minimum rental income from subleases of $1.9 million, are presented below (in thousands). This future rental income from subleases may be adversely affected if the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make lease payments.

	Total	Three Months Ending December 31, 2005	Year Ended December 31,				After December 31, 2009
			2006	2007	2008	2009
Operating lease obligations	$15,199	$828	$3,112	$3,017	$3,003	$3,081	$2,158
Inventory purchase obligations	3,381	3,381	—	—	—	—	—

Total	$18,580	$4,209	$3,112	$3,017	$3,003	$3,081	$2,158

In addition, we have contractual agreements with some of our distributors to reimburse them for advertising and other marketing activities that they may incur to promote our products, contingent on performance of those activities in the future. At September 30, 2005, the total amount of those agreements was $542,000.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001 and the fourth quarter of 2004. As of September 30, 2005, we had an accumulated deficit of approximately $144.9 million. Although our revenues have increased each year since we began operations, we may not be able to continue to grow our revenue in the future, and even if we do, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses. We expect that over time we will have to increase our operating expenses in connection with:

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

Significant assumptions and estimates used in preparing our consolidated financial statements include those related to:

•	revenue recognition, including sales returns and allowances and promotional rebates;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves; and

•	analysis of impairment of goodwill and other long-lived intangible assets.

Examples of estimates we have made include, but are not limited to, those associated with the costs of excess and obsolete inventory, costs of our 2001 and 2002 restructuring, impairment analysis of the intangible assets obtained in our 2002 acquisition of RapidStream Inc., as well as goodwill relating to the acquisitions of BeadleNet LLC, Qiave Technologies Corporation and RapidStream. The estimates may prove to be inaccurate. For example, the costs of excess and obsolete inventory may increase above current estimates if our revenues fall below our sales forecasts. We are currently in the process of performing our annual impairment analysis and expect to complete our analysis before year-end. Should an impairment be identified, the corresponding charge will be recorded in the fourth quarter of 2005. Although we do not anticipate further significant adjustments to our 2001 and 2002 restructuring in addition to the $1 million charge we recorded in the fourth quarter of 2003 and the $400,000 charge we recorded in the third quarter of 2004, the actual costs related to the restructuring may differ from our estimate if it takes us longer than expected to find suitable tenants for our excess facilities or if there are further changes in the real estate market where excess facilities are located.

If potential customers do not accept our Firebox products and related optional products and services, including the LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and related optional products and services, including the LiveSecurity Service, and we cannot succeed if the market does not accept these products and services. Some of our Firebox products, particularly our key Firebox X family of products and our relatively new Fireware operating system, however, are relatively new and unproven. The Firebox X Peak line of products and the Fireware operating system has only been available since April 2005, the Firebox X Core line of products has only been available since February 2004 and the Firebox X Edge line of products has only been available since August 2004. In addition, we have only recently begun to focus on marketing and selling the related optional products and services, and we may be unsuccessful in marketing, selling and delivering these types of options. The Firebox X family of products, which replaces a product line that represented a majority of our revenues and augments our existing SOHO security products, also represents a new approach to providing security to the SME market in that the products are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product or the upgrades necessary for customers to take advantage of the expandability. If customers purchase less expensive models than they otherwise would because of the ability to later upgrade the product, but then fail to purchase upgrades, our revenues from those products would be negatively affected. In addition, we may have to continue to increase discounts on the old SOHO product line to maintain an acceptable level of sales, which could also adversely affect our revenues. If sales of our Firebox products do not meet expectations, we may have excess inventory of products or components, and such excess inventory would have a negative effect on our operating results.

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

Channel customers often specialize in selling certain types of products or in selling to specific segments of the market. To be successful, we must therefore have the right channel customers selling our products in the appropriate market segments as well as have a sufficient number of channel partners selling our products. To the extent that we are unable to partner with and retain the right channel customers to sell our products, or we introduce new products that our channel customers are unable to sell effectively, our ability to sell our products and services will be limited. For example, our Firebox X Peak line of products recently introduced in April 2005 are targeted at SME customers that are typically larger or more sophisticated in their use of the Internet than those buying our other Firebox X products. If our current channel customers are unable to sell this product line effectively, of if we are unable to join with and retain channel customers that can sell this product line effectively, our ability to sell this product line and related services may be limited.

The requirement to recognize revenue on a sell through basis for certain third-party channel customers due to contractual changes could negatively affect our future revenues.

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, because revenue from products in that channel customer’s inventory was already recognized in prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventories predating the conversion. As of December 31, 2004, the converted customers held inventories for which we had already recognized revenues in the amount of $2.3 million. Substantially all of these inventories were sold through by the converted customers during the first quarter of 2005. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

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

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the introduction of our Firebox X line of products which replaced our Firebox III line of products. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments. When we introduced the Firebox II, the Firebox III and then later the Firebox X Core and Firebox X Edge security appliances, we experienced an increase in returns of previous products and product versions. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product lines, including the recent release of the Firebox X Peak product line and Fireware operating system in the second quarter of 2005, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

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

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, finance and accounting, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management and development teams recently, including the addition of a new chief executive officer and interim chief financial officer in 2004 and a new vice president of North American sales and a new chief financial officer in 2005. If these changes have a negative effect on our operations, our business and operating results could be adversely affected.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 56% of our revenues in both 2003 and 2004. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including:

•	cost of customizing products for foreign countries;

•	export and import restrictions, such as those affecting encryption commodities and software, those requiring local content or those regulating the materials or chemicals used in manufacturing our products as well as their disposal, such as the European Union WEEE/RoHS directives;

•	difficulties in acquiring and authenticating customer information;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic and political conditions.

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

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington, or the Court, against WatchGuard and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Court, and are referred to herein as the Action. The Court has not yet finally appointed a lead plaintiff in the Action. Two shareholder derivative suits against some of our current and former directors and officers have subsequently been filed in the Superior Court of the State of Washington, King County and in the United States District Court for the Western District of Washington, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action. We are unable, however, to predict the ultimate outcome of the Action. We cannot assure that we will be successful in defending against the Action and if we are unsuccessful we may be subject to significant damages which could have a material adverse effect on our operating results and financial position. Even if we are successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

In September, 2005, Michael N. Valentine, one of the defendants in a legal action we had commenced to prevent the misappropriation of our trade secrets and to enjoin the acts of unfair competition by this former employee and SonicWALL, moved the Court for leave to amend his answer to our complaint to add counterclaims for libel, slander and defamation per se against WatchGuard (the Counterclaims). In November 2005, over our objection, the Court granted Valentine’s motion and Valentine amended his answer to formally include the Counterclaims. WatchGuard believes the Counterclaims are baseless and intends to vigorously defend against the Counterclaims. WatchGuard is unable, however, to predict the ultimate outcome of the Counterclaims. At this time, WatchGuard has not recorded any liability associated with the Counterclaims as the associated cost and outcome are currently not determinable. There can be no assurance WatchGuard will be successful in defending against the Counterclaims and, if WatchGuard is unsuccessful, it may be subject to significant damages, which could have a material adverse effect on WatchGuard’s operating results and financial position. Even if WatchGuard is successful, defending against the Counterclaims may be expensive, time consuming and may divert management’s attention from other business concerns and harm its business, which could have a material adverse effect on WatchGuard’s operating results.

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the three months and nine months ended September 30, 2005 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

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

Changes in internal controls. During the third quarter of 2005, we implemented or enhanced certain control processes which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we implemented new or enhanced controls and processes surrounding our financial statement close, data collection and accounting for sell through customer transactions, and revenue classification of billing transactions.

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

Intellectual Property Employment Litigation

On March 23, 2005, we filed a complaint in United States District Court for the Northern District of Texas against a terminated former employee, Michael N. Valentine, and his new employer, SonicWALL, Inc., a direct competitor of ours. The complaint was filed to prevent the misappropriation of our trade secrets and to enjoin the acts of unfair competition by Valentine and SonicWALL. Valentine currently works for SonicWALL as its Vice President of Channel Sales. Valentine previously worked for us in a similar position, as our Vice President of America Sales. As Vice President of America Sales, Valentine received trade secret and proprietary information about our products, sales practices and employees. Valentine owed a contractual duty, as well as a common-law fiduciary duty of loyalty, to us not to use or disclose that proprietary information, particularly for the benefit of a competitor. We believe that Valentine’s new employer, SonicWALL, encouraged Valentine to breach his obligations to us and has used our trade secrets to actively engage in a campaign to induce key sales employees to leave us and breach their contractual obligations to us. We have asserted causes of action against both Valentine and SonicWALL for misappropriation of trade secrets and unfair competition. Additionally, we have brought causes of action for breach of contract and breach of fiduciary duty against Valentine and a cause of action for tortious interference with existing contracts against SonicWALL. In this complaint, we seek injunctive relief, compensatory and punitive damages, and costs of suit. In September 2005, Valentine moved the Court for leave to amend his answer to our complaint to add counterclaims against us for libel, slander and defamation per se. In November 2005, over our objection, the Court granted Valentine’s motion and Valentine amended his answer to formally include the counterclaims against us. We believe that Valentine’s counterclaims are baseless and intend to vigorously defend against them. We may be unsuccessful in obtaining the full remedies that we are seeking in this litigation and, even if successful, the litigation may be costly and time consuming, which could have a material adverse effect on our operating results.

Class-Action Securities Litigation

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington against WatchGuard us and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the action. Our response to that complaint is currently due on December 2, 2005. In addition, two related shareholder derivative suits against some of our current and former directors and officers have subsequently been filed in the Superior Court of the State of Washington, King County and in the United States District Court for the Western District of Washington, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action. We are unable, however, to predict the ultimate outcome of the Action. We cannot assure you that we will be successful in defending against the Action and, if we are unsuccessful, we may be subject to significant damages, which could have a material adverse effect on our operating results and financial position. Even if we are successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

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

Date: November 9, 2005

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