Form 10-Q
period 2006-03-31
WATCHGUARD TECHNOLOGIES INC
filed 2006-05-10
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

34,468,141 shares of WatchGuard common stock were outstanding as of April 30, 2006.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,390	$18,235
Short-term available-for-sale investments	54,379	49,891
Trade accounts receivable, net	4,883	5,432
Inventories, net	4,093	4,054
Prepaid expenses and other current assets	2,442	2,569
Short-term restricted cash	1,200	600

Total current assets	87,387	80,781
Property and equipment, net	6,197	5,794
Long-term restricted cash	1,800	1,800
Long-term available-for-sale investments	—	4,863
Goodwill	66,605	66,605
Other intangibles, net, and other non-current assets	1,735	1,554

Total assets	$163,724	$161,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,654	$2,814
Accrued expenses and other liabilities	6,985	6,919
Short-term accrued restructuring costs	1,119	1,060
Short-term deferred revenues	18,278	19,814

Total current liabilities	31,036	30,607
Long-term deferred rent	1,302	1,223
Long-term accrued restructuring costs	2,756	2,577
Long-term deferred revenues	2,163	2,725

Total liabilities	37,257	37,132
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000 (800,000 shares designated Series A Cumulative Preferred Stock at March 31, 2006); no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000; shares issued and outstanding: 34,239,242 at December 31, 2005 and 34,461,308 at March 31, 2006	34	34
Additional paid-in capital	273,056	274,647
Deferred stock-based compensation	(217)	—
Accumulated other comprehensive loss	(250)	(176)
Accumulated deficit	(146,156)	(150,240)

Total stockholders’ equity	126,467	124,265

Total liabilities and stockholders’ equity	$163,724	$161,397

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2006
Revenues:
Product	$9,131	$10,873
Service	7,484	7,717

Total revenues	16,615	18,590

Cost of revenues:
Product (1)	4,083	4,568
Service (1)	1,471	1,704

Total cost of revenues	5,554	6,272

Gross margin	11,061	12,318

Operating expenses:
Sales and marketing (1)	7,946	7,101
Research and development (1)	4,443	5,433
General and administrative (1)	2,756	4,327
Amortization of other intangible assets	244	243

Total operating expenses	15,389	17,104

Operating loss	(4,328)	(4,786)
Interest and other income, net	452	720

Loss before income taxes	(3,876)	(4,066)
Income tax provision	42	18

Net loss	$(3,918)	$(4,084)

Basic and diluted net loss per share	$(0.12)	$(0.12)

Shares used in calculation of basic and diluted net loss per share	33,717	34,282

(1) Includes stock-based compensation as follows:

Cost of revenues:
Product	$—	$8
Service	—	35
Sales and marketing	—	235
Research and development	—	252
General and administrative	—	541

Total	$—	$1,071

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2006
Operating activities:
Net loss	$(3,918)	$(4,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	656	678
Amortization of other intangible assets	244	243
Stock-based compensation	—	1,071
Changes in operating assets and liabilities:
Trade accounts receivable, net	494	(549)
Inventories, net	(1,655)	39
Prepaid expenses and other current assets	(190)	(127)
Other assets	17	(63)
Accounts payable	(291)	(1,840)
Accrued expenses, other liabilities and deferred rent	1,902	(145)
Accrued restructuring costs	(315)	(238)
Deferred revenues	(320)	2,098

Net cash used in operating activities	(3,376)	(2,917)

Investing activities:
Purchases of property and equipment	(67)	(274)
Proceeds from maturities of marketable securities	26,647	16,206
Purchases of marketable securities	(20,143)	(16,507)

Net cash provided by (used in) investing activities	6,437	(575)

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	346	737
Change in restricted cash	—	600

Net cash provided by financing activities	346	1,337

Net increase (decrease) in cash and cash equivalents	3,407	(2,155)
Cash and cash equivalents at beginning of period	4,660	20,390

Cash and cash equivalents at end of period	$8,067	$18,235

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$78	$19

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of WatchGuard have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2006. The financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 16, 2006.

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

WatchGuard recognizes revenue in accordance with accounting standards for software companies, including Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and related interpretations, including Technical Practice Aids and Securities and Exchange Commission (SEC) Topic 13, “Revenue Recognition” of the codification of the Staff Accounting Bulletins (SAB). Topic 13 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Accordingly, WatchGuard recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, collection is probable, and the fee is fixed or determinable. WatchGuard believes its revenue recognition policies and practices are consistent with the accounting standards.

Most of WatchGuard’s Firebox products and certain software products include an initial period of service subscription bundled in the product price. Because there is a timing difference between when products and service subscriptions are delivered, the related revenues must be allocated to each element using the residual method, as defined in SOP 98-9, if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value as established by vendor-specific objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management if it is probable that the price, once established, will not change before the element is separately introduced into the marketplace.

WatchGuard recognizes revenues allocated to products, including software license fees, using either the sell through or sell in method of revenue recognition as determined both by the sales support provided to customers within a market and by the contractual arrangement with each channel customer. When the channel customer is a distributor with unlimited stock returns and rotation rights, or when WatchGuard actively engages in sales activities to sell distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their channel customers (the “sell through” method). Otherwise, revenue is recognized upon delivery of the products to the channel customer (the “sell in” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. Our standard payment terms range from 30 to 60 days. WatchGuard offers term discounts to certain of its larger customers.

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

WatchGuard also provides allowances for promotional rebates offered to its customers. Promotional rebates vary by type and term and are earned by customers in accordance with various conditions. WatchGuard accounts for promotional rebates given to customers in accordance with the Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which requires that sales incentives given to customers or resellers be accounted for as a reduction of revenue unless a vendor receives an identifiable benefit that is separable from the customer’s purchase of WatchGuard’s products and has a fair value that can be reasonably estimated; in which case, the sales incentive is accounted for as an expense. WatchGuard accrues allowances for rebates to the maximum amount possible unless there are sufficient historical trends which would indicate a lower rate of accrual is appropriate.

Stock-Based Compensation

Effective January 1, 2006, WatchGuard adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123(R)), using the modified prospective transition method. SFAS 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation cost over the service period for awards expected to vest. WatchGuard determines the fair value of its stock options using the Black-Scholes valuation model, which is consistent with the valuation technique previously utilized to estimate the fair value of WatchGuard’s stock options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The fair value of WatchGuard’s restricted stock is determined based on the number of shares granted and the quoted price of its common stock. WatchGuard recognizes expenses associated with stock option and restricted stock awards over the respective service period, which generally equals the vesting period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to the adoption of SFAS 123(R), WatchGuard accounted for its employee stock option and restricted stock awards using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS 123. Accordingly, compensation cost for stock option and restricted stock awards was measured as the excess, if any, of the quoted market price of WatchGuard’s common stock at the measurement date (or the balance sheet date, if the measurement date had not yet occurred) over the amount, if any, required to be paid by the employee. Compensation cost was charged to expense over the vesting period of each respective award using the accelerated method of expense recognition. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses. Also, to the extent stock options awards were subject to a repricing, exchange offer, other modifications or performance criteria, such awards were subject to variable accounting treatment. Measurement date was defined as the grant date for all stock awards other than variable stock options and variable restricted stock awards. Measurement date for variable stock options and variable restricted stock awards was the date both the number of shares and purchase (exercise) price, if any, were known. Changes in the quoted market price of WatchGuard’s common stock were reflected as an adjustment to stock-based compensation expense for variable awards in the periods in which the changes occurred, until the date both the number of shares and purchase price, if any, were known.

Stock-based compensation expense recognized for the three months ended March 31, 2006 included compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated in accordance with the modified prospective transition method.

WatchGuard did not record any stock-based compensation expenses during the three months ended March 31, 2005, as all then-outstanding stock options had exercise prices equal to the fair market value of WatchGuard’s common stock on the date of grant. WatchGuard also recorded no compensation expense in that period in connection with its Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of fair market value of its common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, WatchGuard disclosed its net loss and net loss per share for the three months ended March 31, 2005 as if it had applied the fair value-based method in measuring stock-based compensation expense for its share-based compensation plans.

The following table summarizes stock-based compensation expense for stock awards and purchases under WatchGuard’s ESPP for the three months ended March 31, 2005 and March 31, 2006 (in thousands):

	Three Months Ended March 31,
	2005	2006
Cost of revenues:
Product	$—	$8
Service	—	35
Sales and marketing	—	235
Research and development	—	252
General and administrative	—	541

Total	$—	$1,071

The application of SFAS 123(R) had the following effect on reported results for the three months ended March 31, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Operating loss	$(6,530)	$1,744	$(4,786)
Loss before income taxes	(5,810)	1,744	(4,066)
Net loss	(5,828)	1,744	(4,084)

Net loss per share, basic and diluted	$(0.17)	$0.05	$(0.12)
Shares used in basic and diluted per share amounts	34,282	34,282	34,282

No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006. In accordance with SFAS 123(R), WatchGuard presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the three months period ended March 31, 2006, the adoption of SFAS 123(R) did not have an effect on cash flows from operations and financing activities.

At March 31, 2006, WatchGuard had $3.8 million of unrecognized compensation expense related to its unvested stock options and restricted stock awards. The weighted-average period over which WatchGuard expects to recognize this expense is approximately 1.3 years.

Prior to the adoption of SFAS 123(R), WatchGuard recorded deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, WatchGuard reclassified the balance in deferred compensation of $217,000 to additional paid-in capital on its consolidated balance sheet.

Valuation Assumptions for Stock Options

WatchGuard estimates the fair value of its stock options using the Black-Scholes valuation model. For options granted prior to, but not yet vested as of January 1, 2006, WatchGuard estimated their fair value using the multiple option approach, and is amortizing their stock-based compensation using the accelerated method. For options granted after January 1, 2006, WatchGuard estimates their fair value using the single option approach and amortizes their stock-based compensation using the straight-line method.

No stock options were granted during the first quarter of 2005. The following assumptions were used to estimate the fair value of options granted and shares purchased under WatchGuard’s ESPP for the three months ended March 31, 2005 and March 31, 2006:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2006	2005	2006
Weighted-average expected volatility	n/a	71.2%	95.0%	32.4%
Weighted-average expected life (in years)	n/a	5.0	1.3	1.3
Weighted-average dividend rate	n/a	0.0%	0.0%	0.0%
Weighted-average risk-free interest rate	n/a	4.6%	3.8%	4.7%

Expected volatilities are based on historical volatilities of WatchGuard’s common stock which WatchGuard believes is representative of future stock price trends; the expected life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns; the dividend rate is based on WatchGuard’s history of not paying dividends and the resultant future expectation of dividend payments; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Stock-based compensation expense recognized for the three months ended March 31, 2006 is based on awards ultimately expected to vest, and accordingly, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate for the three months ended March 31, 2006 was 6.7% and was determined based on the WatchGuard’s historical experience. Prior to the adoption of SFAS 123(R) on January 1, 2006, estimates included in WatchGuard’s pro forma disclosures accounted for forfeitures on an as-incurred basis which is consistent with the requirements of SFAS 123.

Description of Plans

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

Stock options under both the 1996 Plan and the 2000 Plan generally are granted at fair market value on the date of grant. The shares of common stock covered by options granted on the date of hire generally vest at the rate of 25% on the first anniversary of the date of grant, and an additional 2.08% every month thereafter, with all shares becoming fully vested on the fourth anniversary of the date of grant. Options granted other than on the date of hire generally vest at the rate of 2.08% every month, commencing one month from the date of grant. Stock options granted under both the 1996 Plan and the 2000 Plan have a term of ten years. Shares issued upon exercise of stock options under the 1996 Plan and the 2000 Plan are drawn from authorized and unissued shares of WatchGuard’s common stock.

Restricted stock awards under the 1996 Plan generally are granted at fair market value on the date of grant. To date, stock awards under the 1996 Plan consist of restricted stock grants under WatchGuard’s Director and Section 16 Officer Stock Ownership Program (the Program) and restricted stock grants to non-employee directors in the form of annual board compensation. Under the Program, voluntary purchases of WatchGuard’s capital stock by its directors or officers will be matched by WatchGuard in the form of a restricted stock grant equal to 50% of the number of shares purchased in the open market, up to a maximum of 5,000 matching restricted shares per participant per year. The matching restricted shares granted by WatchGuard vest annually over three years, and any unvested matching restricted stock shares will be forfeited if the shares that were matched are sold. Non-employee directors also receive an annual grant of 2,500 shares of restricted stock, which vests over a one year period, as part of their annual board compensation.

The 1999 ESPP permits eligible employees of WatchGuard to purchase common stock through payroll deductions of up to 15% of their compensation. The price of the common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period.

Stock Option Activity and Stock-Based Compensation Expense

The following table summarizes WatchGuard’s stock option activity under all share-based compensation plans during the three months ended March 31, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at beginning of period	5,427,364	$4.05
Granted	148,150	$4.03
Exercised	(121,370)	$3.44
Forfeited	(78,144)	$4.46

Balance at end of period	5,376,000	$4.05	7.48	$6,343,571

Exercisable at end of period	3,187,529	$4.28	6.63	$3,452,285

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $2.50. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of WatchGuard’s common stock at March 31, 2006. 4.6 million shares had exercise prices that were lower than the $5.02 market price of WatchGuard’s common stock as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $117,000, determined as of the exercise date. The total fair value of shares vested during the three months ended March 31, 2006 was $436,000.

Fair Value Disclosures Prior to the Adoption of SFAS 123(R)

Stock-based compensation for the three months ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss – as reported	$(3,918)
Add: stock-based compensation, as reported	—
Deduct: stock-based compensation determined under fair-value based method	(1,734)

Net loss – pro forma	$(5,652)

Net loss per share, basic and diluted – as reported	$(0.12)
Net loss per share, basic and diluted – pro forma	$(0.17)

Net Loss Per Share

Basic and diluted net loss per share is calculated using the average number of shares of common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation because their effect is antidilutive. Shares used in the calculation of basic and diluted net loss per share for the three months ended March 31, 2006, also exclude 34,750 shares of unvested restricted stock.

Comprehensive Loss

WatchGuard’s investments consist primarily of corporate and municipal bonds and U.S. government securities. WatchGuard’s investment securities are considered “available-for-sale,” as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three months ended March 31, 2005 and 2006, there were no realized gains or losses on available-for-sale securities.

The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2005	2006
Net loss	$(3,918)	$(4,084)
Unrealized gain (loss) on investments	(163)	74

Comprehensive loss	$(4,081)	$(4,010)

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Trade accounts receivable	$7,628	$7,650
Reserve for returns, rebates and allowances	(2,331)	(1,826)
Allowance for doubtful accounts	(414)	(392)

	$4,883	$5,432

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Finished goods	$2,784	$2,574
Components	1,834	2,120

	4,618	4,694
Inventory allowance	(525)	(640)

	$4,093	$4,054

Inventories held by sell through customers, included as a component of finished goods, were $470,000 and $430,000 at December 31, 2005 and March 31, 2006, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Accrued payroll-related liabilities	$1,765	$2,550
Deposits from sell through customers	1,180	815
Other accrued liabilities	4,040	3,554

	$6,985	$6,919

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord and secured by restricted cash. At December 31, 2005 and March 31, 2006, WatchGuard’s restricted cash balance, including both the short-term and long-term portions, was $3.0 million and $2.4 million, respectively, in conjunction with the facilities lease.

WatchGuard’s hardware products carry a one-year warranty from the delivery date that includes factory repair services or replacement products as needed. WatchGuard accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. WatchGuard’s liability is affected by the warranty terms provided to WatchGuard by the original equipment manufacturers ranging from 16 to 24 months from the manufacture date. Other factors that affect WatchGuard’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. WatchGuard periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. WatchGuard’s estimated product warranty liability, included as a component of accrued expenses and other liabilities, was $216,000 and $179,000 at December 31, 2005 and March 31, 2006, respectively. Changes to WatchGuard’s estimated product warranty liability during the three months ended March 31, 2005 and March 31, 2006 were as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2006
Beginning balance	$530	$216
Additions charged to cost of revenues during the period	65	50
Settlements made during the period	(109)	(87)

Ending balance	$486	$179

NOTE 5 – BUSINESS RESTRUCTURINGS

At December 31, 2005 and March 31, 2006, WatchGuard’s accrued restructuring charges, including both the short-term and long-term portions, were $3.9 million and $3.6 million, respectively. Refer below for further detail regarding WatchGuard’s 2001 and 2002 business restructurings.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2005 and March 31, 2006, and activity recorded through March 31, 2006, are as follows (in thousands):

	December 31, 2005	Amounts (Paid) or Charged, Net	March 31, 2006
Abandoned facilities and other	$1,427	$(114)	$1,313

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc., which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that were no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2005 and March 31, 2006, and activity recorded through March 31, 2006, are as follows (in thousands):

	December 31, 2005	Amounts (Paid) or Charged, Net	March 31, 2006
Abandoned facilities and other	$2,448	$(124)	$2,324

NOTE 6 – LEGAL PROCEEDINGS

On March 23, 2005, WatchGuard filed a complaint in United States District Court for the Northern District of Texas (the Texas Court) against a terminated former employee, Michael N. Valentine, and his new employer, SonicWALL, Inc., a direct competitor of WatchGuard. The complaint was filed to prevent the misappropriation of WatchGuard’s trade secrets and to enjoin the acts of unfair competition by Valentine and SonicWALL. Valentine currently works for SonicWALL as its Vice President of Channel Sales. Valentine previously worked for WatchGuard in a similar position, as WatchGuard’s Vice President of America Sales. WatchGuard has asserted causes of action against both Valentine and SonicWALL for misappropriation of trade secrets and unfair competition. Additionally, WatchGuard has brought causes of action for breach of contract and breach of fiduciary duty against Valentine and a cause of action for tortious interference with existing contracts against SonicWALL. In this complaint, WatchGuard seeks injunctive relief, compensatory and punitive damages, and costs of suit. In September 2005, Valentine moved the Texas Court for leave to amend his answer to WatchGuard’s complaint to add counterclaims against WatchGuard for libel, slander and defamation per se. In November 2005, over WatchGuard’s objection, the Texas Court granted Valentine’s motion and Valentine amended his answer to formally include the counterclaims against WatchGuard. In November 2005, WatchGuard filed a motion for preliminary injunction against SonicWALL and Valentine. The Texas Court has not yet ruled on WatchGuard’s motion. In April 2006, WatchGuard filed a motion for summary judgment as to Valentine’s claims against WatchGuard and SonicWALL and Valentine filed motions for summary judgment as to WatchGuard’s claims. WatchGuard intends to vigorously oppose the defendants’ summary judgment motions. WatchGuard expects that briefing on those motions should be complete in May 2006, at which time the motions will be submitted to the Texas Court. WatchGuard believes that Valentine’s counterclaims are baseless and intends to vigorously defend against them. WatchGuard is unable, however, to predict the ultimate outcome of the Counterclaims. At this time, WatchGuard has not recorded any liability associated with the Counterclaims as the associated cost and outcome are currently not determinable. WatchGuard may be unsuccessful in obtaining the full remedies that it is seeking in this litigation and, even if successful, the litigation may be costly and time consuming, which could have a material adverse effect on WatchGuard’s operating results.

On April 8, 2005, a holder of WatchGuard common stock, on behalf of himself and purportedly on behalf of a class of WatchGuard stockholders, filed an action in the United States District Court for the Western District of Washington (the Washington Court) against WatchGuard and some of its current and former officers, alleging violations of the federal securities laws arising out of, among other things, its announcement on March 15, 2005 that it was restating some of its financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of WatchGuard’s common stock. The various actions have been consolidated by the Washington Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the Action and WatchGuard filed a motion to dismiss the consolidated complaint. On April 21, 2006, the Washington Court granted WatchGuard’s motion and dismissed the consolidated amended complaint. The Court granted plaintiffs leave to amend their complaint and on May 8, 2006, the plaintiffs filed their second consolidated amended complaint. WatchGuard expects to file a motion to dismiss the second consolidated amended complaint. In addition, two related stockholder derivative suits were subsequently filed against some of WatchGuard’s current and former directors and officers in the Superior Court of the State of Washington, King County and in the Washington Court, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. WatchGuard has obtained a stay of both of the Derivative Actions until after the resolution of the motion to dismiss the Action. WatchGuard intends to vigorously defend against the Action, but is unable, however, to predict the ultimate outcome of the Action. There can be no assurance that WatchGuard will be successful in defending against the Action and, if WatchGuard is unsuccessful, it may be subject to significant damages, which could have a material adverse effect on its operating results and financial position. Even if WatchGuard is successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm WatchGuard’s business, which could have a material adverse effect on WatchGuard’s operating results.

NOTE 7 – SUBSEQUENT EVENT

On May 5, 2005, WatchGuard adopted a shareholder rights agreement. WatchGuard submitted the rights agreement to its stockholders for ratification and approval at the Company’s annual meeting of stockholders held on May 4, 2006. During the annual meeting, WatchGuard stockholders voted not to ratify and approve the rights agreement. As a result, the rights agreement and any rights issued pursuant to the rights agreement were terminated immediately following the annual meeting.

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

Words such as “expects,” “believes,” “anticipates,” “intends” and “will” and similar words may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in this quarterly report. Other factors besides those described in this quarterly report could also affect actual results. You should carefully consider the factors described in the section entitled “Risk Factors” in evaluating our forward-looking statements.

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

Our market spans the SME market, from smaller-sized companies for which ease-of-use is a primary requirement, to medium-sized companies, including those with high-speed connections supporting VPNs between the corporate headquarters and geographically dispersed branch offices for which performance, scalability and networking features are key requirements. Our security solutions also give enterprises a security management choice. An enterprise can manage its own Internet security with our product offerings or outsource its security management to an Internet service provider, or ISP, or other managed service provider implementing our managed security solutions. For the service provider, our technology improves the economics of managed security services through a scalable delivery platform that enables the service provider to remotely configure and manage thousands of customer sites quickly and easily.

Since January 2004, we have continued to substantially invest in the development of our products as follows:

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

•	In August 2004, we extended the Firebox X family of integrated, upgradeable security appliances to address the needs of remote offices, telecommuters and small businesses with the launch of the Firebox X Edge line, designed to provide commercial-class security at the furthest points of the network at an affordable price point.

•	In December 2004, we made available the WatchGuard Gateway AntiVirus for email for our Firebox X line of integrated, upgradeable security appliances. This robust signature-based solution, combined with our existing deep application inspection capability, is designed to provide comprehensive security against email borne threats at an affordable cost.

•	In December 2004, we extended the Firebox X Edge line with a wireless version offering secure 802.11g wireless connection, and enhanced the Edge software for wired and wireless to include WAN / WAN failover and WAN / Modem failover for greater reliability.

•	In April 2005, we introduced the Firebox X Peak line, our highest-performance line of integrated security appliances, with up to 1 gigabyte per second firewall throughput, high port density and advanced networking features. In connection with this product introduction, we also launched Fireware Pro, our advanced security and network operating system designed for more complex network environments. Fireware Pro comes bundled with all Firebox X Peak appliances and is available as an upgrade to Firebox X Core appliances (formerly referred to as the Firebox X line).

•	In August 2005, we introduced the Firebox SSL Core VPN Gateway with Citrix Secure Access. The Firebox SSL Core VPN Gateway combines Citrix SSL VPN secure access technology, the Citrix Access Gateway, with WatchGuard’s Firebox hardware platform to provide a professional-grade access solution for increasingly mobile SME workforces.

•	In October 2005, we introduced new enhancements for our security appliance, the Firebox X Edge. These new enhancements allow businesses to provide controlled network access to visitors, added lightweight directory access protocol (LDAP) support which provides centralized control of Edge user privileges, and expanded its WebBlocker categories to 40 providing greater granularity in managing web access.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition, including sales returns and allowances and promotional rebates;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves;

•	analysis for impairment of goodwill and other long-lived intangible assets; and

•	stock-based compensation.

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

Most of our Firebox products and certain software products include an initial period of service subscription bundled in the product price. Because there is a timing difference between when products and service subscriptions are delivered, the related revenues must be allocated to each element using the residual method, as defined in Statement of Position, or SOP 98-9, an amendment to SOP 97-2, “Software Revenue Recognition,” if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value as established by vendor-specific objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management if it is probable that the price, once established, will not change before the element is separately introduced into the marketplace. Prior to recognizing any revenues, we ensure that there is persuasive evidence of the arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. We are required to exercise judgment in deciding how to interpret the evidence of vendor-specific objective evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and operating results

We recognize revenues allocated to products, including software license fees, using either the sell through or sell in method of revenue recognition as determined both by the sales support provided to customers within a market and by the contractual arrangement with each channel customer. When the channel customer is a distributor with unlimited stock returns and rotation rights, or when we actively engage in sales activities to sell distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their channel customers (the “sell through” method). Otherwise, revenue is recognized upon delivery of the products to the channel customer (the “sell in” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. Our standard payment terms range from 30 to 60 days. We offer term discounts to certain of our larger customers.

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

Separable intangible assets that do not have indefinite lives are amortized over their useful lives typically ranging between three and five years. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these assets are also periodically reviewed for the existence of facts and circumstances, both internal and external, which may suggest potential impairment. The determination of whether these intangible assets are impaired involves significant judgments based on short- and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to continue to develop and ultimately to commercialize the products based on these intangible assets, as well as our projections of future cash flows from these products. Changes in strategy and/or market conditions may result in an impairment charge to our operating expenses, which could have an adverse effect on our financial condition and operating results

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS 123R, “Share-Based Payment” (SFAS 123(R)). In accordance with SFAS 123(R), we are required to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We use historical data to estimate pre-vesting forfeitures. Actual results, and future changes in estimates, may differ substantially from our current estimates. Changes in these estimates could have a material impact on our reported results of operations.

We estimate the fair value of our stock options using the Black-Scholes valuation model. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We use an expected dividend yield of zero in the Black-Scholes option valuation model, as we have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We may elect to use different assumptions under the Black-Scholes valuation model in the future, and changes in these assumptions could materially affect the determination of fair value, and have a material impact on our reported results of operations.

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended March 31,
	2005	2006
Revenues:
Product	55.0%	58.5%
Service	45.0	41.5

Total revenues	100.0	100.0

Cost of revenues:
Product	24.6	24.6
Service	8.8	9.2

Total cost of revenues	33.4	33.8

Gross margin	66.6	66.2

Operating expenses:
Sales and marketing	47.8	38.2
Research and development	26.7	29.2
General and administrative	16.6	23.3
Amortization of other intangible assets	1.5	1.3

Total operating expenses	92.6	92.0

Operating loss	(26.0)	(25.8)
Interest and other income, net	2.7	3.9

Loss before income taxes	(23.3)	(21.9)
Income tax provision	0.3	0.1

Net loss	(23.6)%	(22.0)%

Revenues

	Three Months Ended March 31,		Percent Increase
	2005	2006
Revenues (in thousands):
Product	$9,131	$10,873	19.1%
Service	7,484	7,717	3.1%

Total	$16,615	$18,590	11.9%

Revenues (as % of total revenues):
Product	55.0%	58.5%
Service	45.0	41.5

Total	100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2005	2006
Revenues (in thousands):
Americas	$7,448	$9,110	22.3%
EMEA	6,785	6,617	(2.5)%
APAC	2,382	2,863	20.2%

Total	$16,615	$18,590	11.9%

Revenues (as % of total revenues):
Americas	44.8%	49.0%
EMEA	40.8	35.6
APAC	14.4	15.4

Total	100.0%	100.0%

The dollar and percentage increase in product revenues, for the three months ended March, 31, 2006, as compared to the three months ended March 31, 2005, was primarily attributable to certain customers that converted to the sell through method of revenue recognition beginning in the first quarter of 2005, partially offset by increased promotional rebates associated with expanded programs in the Americas market.

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, or when we actively engage in sales activities to sell distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand, which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result of these contract changes, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, because revenue from products in that channel customer’s inventory was already recognized in prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventory predating the conversion. As of December 31, 2004, the converted customers held inventory for which we had already recognized revenues in the amount of $2.3 million. Substantially all of these inventories were sold through by the converted customers during the first quarter of 2005. While the contractual changes and the resulting conversion of these customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the first quarter of 2005, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

We plan on taking similar measures with customers in EMEA in the second and third quarters of 2006, with the majority of the EMEA conversions planned for the second quarter of 2006, and are evaluating taking similar measures with our customers in our remaining geographic locations. To the extent that sales support activities and contract changes with additional channel customers require us to record revenue on the sell through method, there will be a material adverse effect on revenues and results of operations for the quarter in which those conversions take place, with the magnitude depending on the inventory levels with those channel customers at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results would be harmed.

From a regional standpoint, revenues increased in both the Americas market and the international markets in the first quarter of 2006, as compared to 2005. Revenues from the Americas market increased at a significantly higher rate than revenues from the international markets in the current year, primarily due to the effects of converting certain channel customers in North America to the sell through method of revenue recognition in the first quarter of 2005.

Given the continuing economic and geopolitical uncertainty and constrained corporate information-technology spending, it is difficult to predict product revenue levels in future quarters, which may decline or fluctuate more than they have historically.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service and other service subscriptions bundled with a hardware or software product sale, and revenues recognized for subscription renewals sold to our existing customer base. The dollar and percentage increase in service revenues in first quarter of 2006, as compared to 2005, is primarily due to growth of our installed customer base, resulting in a greater number of LiveSecurity Service renewals, as well as initial purchases of existing and new subscription-based services.

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

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Percent Increase
	2005	2006
Cost of revenues (in thousands):
Product	$4,083	$4,568	11.9%
Service	1,471	1,704	15.8%

Total	$5,554	$6,272	12.9%

Cost of revenues (as % of total revenues):
Product	24.6%	24.6%
Service	8.8	9.2

Total	33.4%	33.8%

Cost of revenues (as % of related revenue component):
Product	44.7%	42.0%
Service	19.7%	22.1%
Gross margin (in thousands):
Product	$5,048	$6,305	24.9%
Service	6,013	6,013	0.0%

Total	$11,061	$12,318	11.4%

Gross margin (as % of related revenue component):
Product	55.3%	58.0%
Service	80.3%	77.9%
Total	66.6%	66.2%

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

The increase in cost of product revenues, in terms of absolute dollars, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was primarily due to higher freight costs, third-party licensing fees associated with sales of our new product offerings and an increase in the costs of excess and obsolete inventory caused by product life cycle considerations.

The dollar and percentage increase in product gross margins for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, is primarily due to the effects of converting certain channel customers from the sell in method to the sell through method of revenue recognition in the first quarter of 2005, partially offset by the higher cost of product revenues during the first quarter of 2006 as discussed above.

Cost of service revenues includes the costs of our technical support organization and direct costs associated with our LiveSecurity Service. Cost of service revenue increased, in terms of absolute dollars, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, primarily due to a higher proportion of information technology costs incurred in support of our technical support organization during the first quarter of 2006.

Service gross margins were comparable, in terms of absolute dollars, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. As a percentage of related revenues, service gross margins decreased for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to the higher costs incurred to support our technical support organization as discussed above.

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

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Percent Decrease
	2005	2006
Sales and marketing expenses (in thousands)	$7,946	$7,101	(10.6)%
Sales and marketing expenses (as % of total revenues)	47.8%	38.2%

Sales and marketing expenses include salaries, commissions and employee-related expenses, stock-based compensation and certain discretionary marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demonstration units.

Sales and marketing expenses decreased, in terms of absolute dollars and as a percentage of revenues, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The dollar and percentage decrease in sales and marketing expenses primarily reflects planned reductions in travel and entertainment and marketing-related activities during the first quarter of 2006, partially offset by stock-based compensation costs resulting from the adoption of SFAS 123(R).

We expect our sales and marketing expenses, in terms of absolute dollars, for the second quarter of 2006 will remain comparable to levels incurred in the first quarter of 2006. If our revenues improve, we expect sales and marketing expenses to decrease as a percentage of revenues. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Research and Development

	Three Months Ended March 31,		Percent Increase
	2005	2006
Research and development expenses (in thousands)	$4,443	$5,433	22.3%
Research and development expenses (as % of total revenues)	26.7%	29.2%

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

Research and development expenses increased, in terms of absolute dollars and as a percentage of revenues, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The dollar and percentage increase research development expenses is primarily due to:

•	An increase in compensation and benefit expenses, reflecting a significant planned increase in headcount, and stock-based compensation costs resulting from the adoption of SFAS 123(R); and

•	Higher spending on contract labor, consulting and outsourced development and certification costs, primarily costs incurred in support of anticipated future product launches.

We anticipate an increase in our research and development expenses, in terms of absolute dollars, in the second quarter of 2006 in comparison to levels incurred in the first quarter of 2006. We intend to continue to fund our research and development efforts and hire the necessary personnel in order to attempt to meet the changing requirements of our customers, to provide for continued

introduction of new products as technology advances and to enhance and expand our current product offerings. Research and development expenses may vary significantly from quarter to quarter due to inherent uncertainties in the timing of certain development costs. We expect to continue to invest in key areas aimed at the development of new generations of our products, the further extension of our existing product lines and the development of future technologies. Our actual research and development expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

General and Administrative

	Three Months Ended March 31,		Percent Increase
	2005	2006
General and administrative expenses (in thousands)	$2,756	$4,327	57.0%
General and administrative expenses (as % of total revenues)	16.6%	23.3%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, stock-based compensation, provisions for doubtful accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased, in terms of absolute dollars and as a percentage of revenues, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The dollar and percentage increase in general and administrative expenses is primarily due to:

•	An increase in compensation and benefit expenses, reflecting stock-based compensation costs resulting from the adoption of SFAS 123(R), and a significant planned increase in headcount;

•	Higher audit fees and costs incurred in connection with corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002; and

•	Higher legal expenses, reflecting costs associated with ongoing litigation and various other legal matters.

We anticipate our general and administrative expenses, in terms of absolute dollars, for the second quarter of 2006 to remain comparable to levels incurred in the first quarter of 2006. Our actual general and administrative expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Supplemental Information about Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation cost over the service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation technique previously utilized for stock options in footnote disclosures required under SFAS 123. The fair value of our restricted stock is determined based on the number of shares granted and the quoted price of our common stock. Under SFAS 123(R), our expenses associated with restricted stock and stock option awards are recognized over the respective service period, which generally equals the vesting period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to the adoption of SFAS 123(R), we followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to account for our employee stock option and restricted stock awards. Accordingly, compensation cost for stock option and restricted stock awards was measured as the excess, if any, of the quoted market price of our common stock at the measurement date (or the balance sheet date, if the measurement date had not yet occurred) over the amount, if any, required to be paid by the employee. Compensation cost was charged to expense over the vesting period of each respective award using the accelerated method of expense recognition. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses. Also, to the extent stock options awards were subject to a repricing, exchange offer, other modifications or performance criteria, such awards were subject to variable accounting treatment. Measurement date was defined as the grant date for all stock awards other than variable stock options and variable restricted stock awards. Measurement date for variable stock options and variable restricted stock awards was the date both the number of shares and purchase (exercise) price, if any, were known. Accordingly, changes in the quoted market price of our common stock were reflected as an adjustment to stock-based compensation expense for variable awards in the periods in which the changes occurred until the date both the number of shares and purchase price, if any, were known.

The following table summarizes stock-based compensation expense for stock awards and purchases under our Employee Stock Purchase Plan (ESPP) for the three months ended March 31, 2005 and March 31, 2006 (in thousands):

	Three Months Ended March 31,
	2005	2006
Cost of revenues:
Product	$—	$8
Service	—	35
Sales and marketing	—	235
Research and development	—	252
General and administrative	—	541

Total	$—	$1,071

At March 31, 2006, we had $3.8 million of unrecognized compensation expense related to our unvested stock options and restricted stock awards. The weighted average period over which we expect to recognize this expense is approximately 1.3 years.

Amortization of Other Intangible Assets

Amortization of other intangible assets consists primarily of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology is expected to be fully amortized by March 31, 2007. We amortize our intangible assets acquired on a straight-line basis over an expected useful life of five years.

Amortization of other intangible assets was $244,000 and $243,000 for the three months ended March 31, 2005 and 2006, respectively.

Interest and Other Income, Net

Interest and other income, net, is primarily comprised of interest income generated from our available-for-sale investments. Interest income was $452,000 for the three months ended March 31, 2005, and $720,000 for the three months ended March 31, 2006. The increase in interest and other income, net is primarily due to higher interest rates on invested balances in 2006.

Income Tax Provision

Income tax expense was $42,000 and $18,000 for the three months ended March 31, 2005 and 2006. Income tax expense, in both periods, primarily relates to our provision for foreign income taxes associated with our international operations.

Liquidity and Capital Resources

At March 31, 2006, we had $75.4 million in cash, cash equivalents, available-for-sale investments and restricted cash, which were invested primarily in high-quality money market accounts and marketable securities, as compared to $77.8 million at December 31, 2005. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital at March 31, 2006 was $50.2 million, as compared to $56.4 million at December 31, 2005.

Operating Activities

Our operating activities resulted in net cash outflows of $3.4 million for the three months ended March 31, 2005 and $2.9 million for the three months ended March 31, 2006. Operating cash outflows during each of these periods reflects net losses adjusted for non-cash expenses and changes in operating assets and liabilities.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Three Months Ended March 31,
	2005	2006
Net loss	$(3,918)	$(4,084)
Noncash expenses	900	1,992
Changes in operating assets and liabilities	(358)	(825)

Net cash used in operating activities	$(3,376)	$(2,917)

Noncash expenses are associated with the amortization of other intangible assets, depreciation and amortization of property and equipment, and stock-based compensation charges resulting from the issuance of stock options and restricted stock to employees, directors and consultants and stock purchases under our ESPP.

Changes in operating assets and liabilities primarily reflect changes in working capital components of the balance sheet, apart from cash and short-term available-for-sale investments, and changes in long-term deferred rent, long-term deferred revenues and long-term restructuring liabilities. Significant fluctuations within each of these categories are described below.

Trade Accounts Receivable, Net increased from $4.9 million at December 31, 2005 to $5.4 million at March 31, 2006. Days sales outstanding, or DSOs, calculated on a quarterly basis, was 23 days at December 31, 2005 and 27 days at March 31, 2006. DSOs are affected by:

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

Accounts Payable decreased from $4.7 million at December 31, 2005 to $2.8 million at March 31, 2006, primarily due to timing of payment of accounts payable.

Total Accrued Restructuring Costs decreased from $3.9 million at December 31, 2005 to $3.6 million at March 31, 2006, reflecting the ongoing payment of rents on abandoned facilities, net of sublease income.

Total Deferred Revenues increased from $20.4 million at December 31, 2005 to $22.5 million at March 31, 2006. The increase in deferred revenues is primarily due to LiveSecurity Service subscription renewals on a growing installed customer base, partially offset by expirations and non-renewals of existing subscriptions and sales returns and allowances.

Investing Activities

Cash provided by investing activities was $6.4 million for the three months ended March 31, 2005 and cash used in investing activities was $575,000 for the three months ended March 31, 2006. In both periods, these amounts primarily reflect changes in our investment portfolio and capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $346,000 for the three months ended March 31, 2005 and $1.3 million for the three months ended March 31, 2006. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our ESPP. Cash provided by financing activities for the three months ended March 31, 2006 also reflects a $600,000 reduction in restricted cash.

We believe that our existing available cash, cash equivalents and available-for-sale investments will be sufficient to meet our operating expenses, working capital needs and capital expenditure requirements for at least the next 12 months. However, if the underlying assumed levels of spending prove to be inaccurate, or if we choose to pursue acquisitions or investments in complementary business technology, we may seek additional funding before that time through public or private financings or other arrangements.

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the three months ended March 31, 2006 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

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

Changes in internal controls over financial reporting. There were no significant changes in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 23, 2005, we filed a complaint in United States District Court for the Northern District of Texas, or the Texas Court, against a terminated former employee, Michael N. Valentine, and his new employer, SonicWALL, Inc., a direct competitor of ours. The complaint was filed to prevent the misappropriation of our trade secrets and to enjoin the acts of unfair competition by Valentine and SonicWALL. Valentine currently works for SonicWALL as its Vice President of Channel Sales. Valentine previously worked for us in a similar position, as our Vice President of America Sales. We have asserted causes of action against both Valentine and SonicWALL for misappropriation of trade secrets and unfair competition. Additionally, we have brought causes of action for breach of contract and breach of fiduciary duty against

Valentine and a cause of action for tortuous interference with existing contracts against SonicWALL. In this complaint, we seek injunctive relief, compensatory and punitive damages, and costs of suit. In September 2005, Valentine moved the Texas Court for leave to amend his answer to our complaint to add counterclaims against us for libel, slander and defamation per se. In November 2005, over our objection, the Texas Court granted Valentine’s motion and Valentine amended his answer to formally include the counterclaims against us. In November 2005, we filed a motion for preliminary injunction against SonicWALL and Valentine. The Texas Court has not yet ruled on our motion. In April 2006, we filed a motion for summary judgment as to Valentine’s claims against us and SonicWALL and Valentine filed motions for summary judgment as to our claims. We intend to vigorously oppose the defendants’ summary judgment motions. We expect that briefing on those motions should be complete in May 2006, at which time the motions will be submitted to the Texas Court.

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington, or the Washington Court, against us and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Washington Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the Action and we filed a motion to dismiss the consolidated amended complaint. On April 21, 2006, the Washington Court granted our motion and dismissed the consolidated amended complaint. The Court granted plaintiffs leave to amend their complaint and on May 8, 2006, the plaintiffs filed their second consolidated amended complaint. We expect to file a motion to dismiss the second consolidated amended complaint. In addition, two related stockholder derivative suits were subsequently filed against some of our current and former directors and officers in the Superior Court of the State of Washington, King County and in the Washington Court, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We have obtained a stay of both of the Derivative Actions until after the resolution of the motion to dismiss the Action.

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

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001 and the fourth quarter of 2004 and third quarter of 2005. As of March 31, 2006, we had an accumulated deficit of approximately $150.2 million. We may not be able to continue to grow our revenue in the future, and even if we do, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses. We expect that over time we will have to increase our operating expenses in connection with:

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	continuing to drive demand of our products;

•	hiring additional personnel;

•	upgrading our information and internal control systems;

•	meeting enhanced regulatory and corporate governance requirements;

•	ongoing litigation; and

•	pursuing additional strategic acquisitions.

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

Significant assumptions and estimates used in preparing our consolidated financial statements include those related to:

•	revenue recognition, including sales returns and allowances and promotional rebates;

•	provision for doubtful accounts;

•	inventory reserves;

•	restructuring reserves;

•	analysis of impairment of goodwill and other long-lived intangible assets; and

•	stock-based compensation.

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

To receive our LiveSecurity Service and other optional services, enterprises are required to pay an annual subscription fee, either to us or, if they obtain the service through one of our channel customers, to the channel customer. SMEs may be unwilling to pay a subscription fee to keep their Internet security up to date and to receive Internet security-related information or to obtain additional security-related features and services. Because our LiveSecurity Service is an innovative service, and our other subscription services are new and unproven, we may not be able to accurately predict the rate at which our customers will renew their annual subscriptions. In addition, most businesses implementing security services have traditionally managed their own Network security rather than using the services of third-party service providers. As a result, our products and services and the outsourcing of Network security to third parties may not achieve significant market acceptance.

If we are unable to compete successfully in the highly competitive market for Internet security products and services for any reason, including because current or potential competitors gain competitive advantage through partnering or acquisition, our business will fail.

The market for Network security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry include Check Point Systems, Inc., Cisco Systems, Inc., Fortinet Inc., Juniper Networks, Inc., Nokia Corporation, SonicWALL, Inc. and Symantec Corporation. Other competitors offering security products include hardware and software vendors such as Network Associates, Inc., operating system vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc., and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our smaller competitors that specialize in providing protection from a single type of Network security threat are often able to deliver these specialized Network security products to the market more quickly than us. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, as has happened as a result of Juniper’s acquisition of Netscreen Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

We sell most of our products and services through our distribution network, and we expect our success to continue to depend in large part on the performance of this network. To the extent our channel customers are unsuccessful selling our products, or we are unable to partner with and retain a sufficient number of channel customers in each of the regions in which we sell products, our ability to sell our products and services will be limited. Our channel customers also have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether. The loss of one or more of these channel customers, a reduction in their sales or a reduction in our share of their sales of Network security products, particularly if any such changes result in increased sales of competitive products, could harm our business. In addition, we are still in the process of reorganizing our channel in the Asia Pacific region and, particularly, Japan. If this reorganization causes disruption, we could experience a loss or reduction in sales involving one or more of our channel customers.

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

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, or when we actively engage in sales activities to sell distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result of these contract changes, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, because revenue from products in that channel customer’s inventory was already recognized in prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventories predating the conversion.

We plan on taking similar measures with customers in EMEA in the second and third quarters of 2006, with the majority of the EMEA conversions planned for the second quarter of 2006, and are evaluating taking similar measures with our customers in our remaining geographic locations. To the extent additional channel customers are converted, there will be a material adverse effect on revenues and results of operations for the quarter in which those conversions take place, with the magnitude depending on the inventory levels with those channel customers at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results would be harmed.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the introduction of any new products, as we did with the introduction of our Firebox X product line, which replaced our Firebox III product line. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments, and we expect to introduce new products in 2006. When we introduced the Firebox II, the Firebox III and then later the Firebox X Core and Firebox X Edge security appliances, we experienced an increase in returns of previous products and product versions. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X product line, including the recent release of the Firebox X Peak product line and Fireware operating system in the second quarter of 2005, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

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

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, finance and accounting, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management and development teams recently, including the addition of a new vice president of worldwide sales and the departure of our vice president of marketing in 2006, and a new chief financial officer in 2005. If these changes have a negative effect on our operations, our business and operating results could be adversely affected.

Because many potential customers do not fully understand or remain unaware of the need for comprehensive and up-to-date Network security, may perceive it as costly and difficult to implement, or may not understand the components of comprehensive Internet security well enough to effectively compare competitive offerings, our products and services may not achieve market acceptance.

We believe that many potential customers, particularly SMEs, do not fully understand or are not aware of the need for comprehensive and up-to-date Network security products and services, and also may not fully understand the components of comprehensive Network security well enough to effectively compare competitive offerings. Any inability to effectively compare competitive offerings may give companies with greater resources or more recognizable brands a competitive advantage over us. We will therefore not succeed unless the market understands the need for comprehensive and up-to-date Internet security and we can convince our potential customers of our ability to provide this security in an integrated, cost-effective and administratively feasible manner. Although we have spent, and will continue to spend, considerable resources educating potential customers about the need for comprehensive and up-to-date Network security and the benefits of our products and services, our efforts may be unsuccessful.

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

Because our products and services provide and monitor Network security and may protect valuable information, we may face claims for product liability, tort or breach of warranty relating to our products and services. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or channel customers may sue us. In addition, we may face liability for breaches caused by faulty installation and implementation of our products by end-users or channel customers. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign the license. Defending a suit, regardless of its merit, could be costly and could divert management attention. Although we currently maintain business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

A breach of security could harm public perception of our products and services.

We will not succeed unless the marketplace is confident that we provide effective Network security protection. Even networks protected by our software products may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of Internet security occurs in an end-user’s systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us or our channel customers to lose current and potential customers or cause us to lose potential channel customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

If we are unable to prevent attacks on our internal network system by computer hackers, public perception of our products and services will be harmed.

Because we provide Network security, we are a significant target of computer hackers. We have experienced attacks by computer hackers in the past and expect attacks to continue. If attacks on our internal network system are successful, public perception of our products and services will be harmed.

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

Our ability to grow will depend in part on the expansion of our international sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside of the United States accounted for approximately 56% of our revenues in 2004 and 61% of our revenues in 2005. The failure of our channel customers to sell our products internationally would limit our ability to increase our revenues. In addition, our international sales are subject to the risks inherent in international business activities, including:

•	export and import restrictions, such as those affecting encryption commodities and software, those requiring local content or those regulating the materials or chemicals used in manufacturing our products as well as their disposal, such as the European Union Waste Electrical and Electronic Equipment, or WEEE, and Restriction of Use of Certain Hazardous Substances, or RoHS, directives;

•	cost of customizing products for foreign countries;

•	difficulties in acquiring and authenticating customer information;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic and political conditions.

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

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington, or the Washington Court, against us and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Washington Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the Action, and we filed a motion to dismiss the consolidated amended complaint. On April 21, 2006, the Washington Court granted our motion and dismissed the consolidated amended complaint. The Washington Court granted plaintiffs leave to amend their complaint and on May 8, 2006, the plaintiffs filed their second consolidated amended complaint. We expect to file a motion to dismiss the second consolidated amended complaint. In addition, two related stockholder derivative suits were subsequently filed against some of our current and former directors and officers have subsequently been filed in the Superior Court of the State of Washington, King County and in the Washington Court, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We have obtained a stay of both of the Derivative Actions until after the resolution of our motion to dismiss the Action. We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action and Derivative Actions. We are unable, however, to predict the ultimate outcome of the Action and Derivative Actions. We cannot assure you that we will be successful in defending against the Action and Derivative Actions and, if we are unsuccessful, we may be subject to significant damages that could have a material adverse effect on our business, financial condition and operating results. Even if we are successful, defending against the Action and Derivative Actions is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

In September, 2005, Michael N. Valentine, one of the defendants in a legal action we had commenced to prevent the misappropriation of our trade secrets and to enjoin the acts of unfair competition by this former employee and his new employer, SonicWALL Inc., a direct competitor, moved the Court for leave to amend his answer to our complaint to add counterclaims for libel, slander and defamation per se against us (the Counterclaims). In November 2005, over our objection, the United States District Court for the Northern District of Texas, or the Texas Court, granted Valentine’s motion and Valentine amended his answer to formally include the Counterclaims. In November 2005, we filed a motion for preliminary injunction against SonicWALL and Valentine. The Texas Court has not yet ruled on our motion. In April 2006, we filed a motion for summary judgment as to Valentine’s claims against us and SonicWALL and Valentine filed motions for summary judgment as to our claims. We intend to vigorously oppose the defendants’ summary judgment motions. We expect that briefing on those motions should be complete in May 2006, at which time the motions will be submitted to the Texas Court. We believe the Counterclaims are baseless and intend to vigorously defend against the Counterclaims. We are unable, however, to predict the ultimate outcome of the Counterclaims. At this time, we have not recorded any liability associated with the Counterclaims as the associated cost and outcome are currently not determinable. We cannot assure you that we will be successful in defending against the Counterclaims and, if we are unsuccessful, we may be subject to significant damages, which could have a material adverse effect on our business, financial condition and operating results. Even if we are successful, defending against the Counterclaims may be expensive, time consuming and may divert management’s attention from other business concerns and harm our business, which could have a material adverse effect on our business, financial condition and operating results.

ITEM 6.	EXHIBITS

(a)	Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2)(b)

3.3	Certificate of Designations of Series A Participating Cumulative Preferred Stock of the registrant (Exhibit 3.1)(c)

10.1	CEO & Executive Bonus Program – 2006 (Exhibit 99.1)(d)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of Bradley E. Sparks

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley E. Sparks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(b)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26819), filed with the SEC on August 9, 2004.

(c)	Incorporated by reference to the specified exhibit to the registrant’s Form 8-A12G (File No. 000-26819), filed with the SEC on May 9, 2005.

(d)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on March 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006

WATCHGUARD TECHNOLOGIES, INC.

By:	/s/ Bradley E. Sparks
Bradley E. Sparks Chief Financial Officer (Authorized Officer) (Principal Financial and Accounting Officer)

WATCHGUARD TECHNOLOGIES, INC.

INDEX TO EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2)(b)

3.3	Certificate of Designations of Series A Participating Cumulative Preferred Stock of the registrant (Exhibit 3.1)(c)

10.1	CEO & Executive Bonus Program – 2006 (Exhibit 99.1)(d)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of Bradley E. Sparks

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley E. Sparks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(b)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26819), filed with the SEC on August 9, 2004.

(c)	Incorporated by reference to the specified exhibit to the registrant’s Form 8-A12G (File No. 000-26819), filed with the SEC on May 9, 2005.

(d)	Incorporated by reference to the specified exhibit to the registrant’s Current Report on Form 8-K (File No. 000-26819), filed with the SEC on March 21, 2006.