Form 10-Q
period 2006-06-30
WATCHGUARD TECHNOLOGIES INC
filed 2006-08-09
CIK 1062019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

34,785,394 shares of WatchGuard common stock were outstanding as of July 31, 2006.

WATCHGUARD TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,390	$22,298
Short-term available-for-sale investments	54,379	48,375
Trade accounts receivable, net	4,883	3,173
Inventories, net	4,093	4,532
Prepaid expenses and other current assets	2,442	2,728
Short-term restricted cash	1,200	600

Total current assets	87,387	81,706
Property and equipment, net	6,197	5,986
Long-term restricted cash	1,800	1,800
Long-term available-for-sale investments	—	2,279
Goodwill	66,605	66,605
Other intangibles, net, and other non-current assets	1,735	1,202

Total assets	$163,724	$159,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,654	$2,340
Accrued expenses and other liabilities	6,985	7,035
Short-term accrued restructuring costs	1,119	1,029
Short-term deferred revenues	18,278	19,966

Total current liabilities	31,036	30,370
Long-term deferred rent	1,302	1,162
Long-term accrued restructuring costs	2,756	2,390
Long-term deferred revenues	2,163	2,917

Total liabilities	37,257	36,839
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 10,000,000 (800,000 shares designated Series A Cumulative Preferred Stock at June 30, 2006); no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 80,000,000; shares issued and outstanding: 34,239,242 at December 31, 2005 and 34,739,957 at June 30, 2006	34	34
Additional paid-in capital	273,056	276,435
Deferred stock-based compensation	(217)	—
Accumulated other comprehensive loss	(250)	(138)
Accumulated deficit	(146,156)	(153,592)

Total stockholders’ equity	126,467	122,739

Total liabilities and stockholders’ equity	$163,724	$159,578

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
Product	$12,878	$8,390	$22,009	$19,263
Service	7,445	8,078	14,929	15,795

Total revenues	20,323	16,468	36,938	35,058

Cost of revenues:
Product (1)	5,265	3,626	9,348	8,194
Service (1)	1,457	1,835	2,928	3,539

Total cost of revenues	6,722	5,461	12,276	11,733

Gross margin	13,601	11,007	24,662	23,325

Operating expenses:
Sales and marketing (1)	7,607	6,630	15,553	13,731
Research and development (1)	4,821	4,734	9,264	10,167
General and administrative (1)	3,368	3,444	6,124	7,771
Amortization of other intangible assets	243	243	487	486
Restructuring charges	—	92	—	92

Total operating expenses	16,039	15,143	31,428	32,247

Operating loss	(2,438)	(4,136)	(6,766)	(8,922)
Interest and other income, net	488	814	940	1,534

Loss before income taxes	(1,950)	(3,322)	(5,826)	(7,388)
Income tax provision	29	30	71	48

Net loss	$(1,979)	$(3,352)	$(5,897)	$(7,436)

Basic and diluted net loss per share	$(0.06)	$(0.10)	$(0.17)	$(0.22)

Shares used in calculation of basic and diluted net loss per share	33,792	34,535	33,755	34,410

(1) Includes stock-based compensation as follows:

Cost of revenues:
Product	$10	$5	$10	$13
Service	52	28	52	63
Sales and marketing	252	158	252	393
Research and development	415	151	415	403
General and administrative	238	416	238	957

Total	$967	$758	$967	$1,829

See accompanying notes.

WATCHGUARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2006
Operating activities:
Net loss	$(5,897)	$(7,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses:
Depreciation and amortization of property and equipment	1,303	1,397
Amortization of other intangible assets	487	486
Stock-based compensation	967	1,829
Changes in operating assets and liabilities:
Trade accounts receivable, net	951	1,710
Inventories, net	(1,761)	(439)
Prepaid expenses and other current assets	116	(286)
Other assets	(175)	46
Accounts payable	(790)	(2,314)
Accrued expenses, other liabilities and deferred rent	1,130	(90)
Accrued restructuring costs	(484)	(456)
Deferred revenues	116	2,442

Net cash used in operating activities	(4,037)	(3,111)

Investing activities:
Purchases of property and equipment	(413)	(1,186)
Proceeds from maturities of marketable securities	41,572	41,376
Purchases of marketable securities	(32,835)	(37,539)

Net cash provided by investing activities	8,324	2,651

Financing activities:
Proceeds from stock option exercises and issuances of common stock under the employee stock purchase plan	356	1,768
Change in restricted cash	—	600

Net cash provided by financing activities	356	2,368

Net increase in cash and cash equivalents	4,643	1,908
Cash and cash equivalents at beginning of period	4,660	20,390

Cash and cash equivalents at end of period	$9,303	$22,298

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(16)	$3

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of WatchGuard have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2006. The financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 included in WatchGuard’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 16, 2006.

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

For software that is delivered electronically in conjunction with a product sale, the delivery criterion discussed in the preceding paragraph is considered to have been met when the product has been delivered, and additionally, when the customer has been provided with access codes that allow the customer to take immediate possession of the software on its product pursuant to an agreement or purchase order for the product.

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

WatchGuard recognizes revenues allocated to products, including software license fees, using either the sell through or sell in method of revenue recognition as determined both by the sales support provided to customers within a market and by the contractual arrangement with each channel customer. When the channel customer is a distributor with unlimited stock returns and rotation rights, or when WatchGuard actively engages in activities to assist in selling distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their channel customers (the “sell through” method). Otherwise, revenue is recognized upon delivery of the products to the channel customer (the “sell in” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. Our standard payment terms range from 30 to 60 days. WatchGuard offers term discounts to certain of its larger customers.

During the first quarter of 2005, WatchGuard negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights for products sold after the change date. The changes were triggered by the need to offer promotional programs to give WatchGuard the flexibility in the respective markets to be more competitive, responsive and effective. As a result of these contract changes, WatchGuard converted these customers to a sell through method beginning in the first quarter of 2005. During the second quarter of 2006, WatchGuard converted certain channel customers in the United Kingdom and Germany-Austria-Switzerland to the sell through method in order to offer more varied promotional programs in those locations. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, but instead, is recognized when the channel customer sells it through to its own customers. In addition, because revenue from products in that channel customer’s inventory was already recognized in prior periods, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventory predating the conversion. As of March 31, 2006, the converted customers in Europe held inventory for which WatchGuard had already recognized revenues in the amount of $2.2 million. During the second quarter of 2006, these customers sold through approximately $1.9 million of these inventories with approximately $300,000 carried over to future quarters. While the conversion of customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the quarter of conversion, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

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

Stock-based compensation expense recognized for the three and six months ended June 30, 2006 included compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated in accordance with the modified prospective transition method.

WatchGuard recorded stock-based compensation expenses during the three months ended June 30, 2005, in connection with the repricing of its stock options and the grant of restricted stock awards. Repriced options represent those granted under WatchGuard’s voluntary stock option exchange program offered to employees in May 2005. Restricted stock awards represent those granted under WatchGuard’s Director and Section 16 Officer Stock Ownership Program implemented in April 2005 as well as grants to non-employee directors in the form of annual board compensation. No compensation expense was recorded by WatchGuard in that period in connection with its Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of fair market value of its common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, WatchGuard disclosed its net loss and net loss per share for the three and six months ended June 30, 2005 as if it had applied the fair value-based method in measuring stock-based compensation expense for its share-based compensation plans.

The following table summarizes stock-based compensation expense for stock awards and purchases under WatchGuard’s ESPP for the three and six months ended June 30, 2005 and June 30, 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Cost of revenues:
Product	$10	$5	$10	$13
Service	52	28	52	63
Sales and marketing	252	158	252	393
Research and development	415	151	415	403
General and administrative	238	416	238	957

Total	$967	$758	$967	$1,829

The application of SFAS 123(R) had the following effect on reported results for the three and six months ended June 30, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Operating loss	$(2,485)	$(741)
Loss before income taxes	(2,485)	(741)
Net loss	(2,485)	(741)
Net loss per share, basic and diluted	$(0.07)	$(0.02)
Shares used in basic and diluted per share amounts	34,535	34,410

No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2006. In accordance with SFAS 123(R), WatchGuard presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. For the three and six months period ended June 30, 2006, the adoption of SFAS 123(R) did not have an effect on cash flows from operations and financing activities.

At June 30, 2006, WatchGuard had $2.8 million of unrecognized compensation expense related to its unvested stock options and restricted stock awards. The weighted-average period over which WatchGuard expects to recognize this expense is approximately 1.3 years.

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

The following assumptions were used to estimate the fair value of options granted and share purchase rights under WatchGuard’s ESPP for the three and six months ended June 30, 2005 and 2006:

Stock Options

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Weighted-average expected volatility	74.7%	68.1%	74.7%	69.5%
Weighted-average expected life (in years)	4.0	4.0	4.0	4.5
Weighted-average dividend rate	0.0%	0.0%	0.0%	0.0%
Weighted-average risk-free interest rate	3.8%	5.0%	3.8%	4.8%

ESPP

	Three and Six Months Ended June 30,
	2005	2006
Weighted-average expected volatility	95.0%	32.4%
Weighted-average expected life (in years)	1.3	1.3
Weighted-average dividend rate	0.0%	0.0%
Weighted-average risk-free interest rate	3.8%	4.7%

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

Stock-based compensation expense recognized for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, and accordingly, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate was determined based on the WatchGuard’s historical experience. Prior to the adoption of SFAS 123(R) on January 1, 2006, estimates included in WatchGuard’s pro forma disclosures accounted for forfeitures on an as-incurred basis which is consistent with the requirements of SFAS 123.

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

Stock Option Activity and Stock-Based Compensation Expense

The following table summarizes WatchGuard’s stock option activity under all share-based compensation plans during the six months ended June 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at beginning of period	5,427,364	$4.05
Granted	323,850	$4.54
Exercised	(387,519)	$3.74
Forfeited	(233,871)	$4.06
Cancelled	(104,015)	$4.51

Balance at end of period	5,025,809	$4.09	7.32	$2,422,979

Exercisable at end of period	3,157,092	$4.26	6.49	$1,559,218

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $2.75 and $2.64 per option, respectively. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of WatchGuard’s common stock at June 30, 2006. 3.6 million shares had exercise prices that were lower than the $4.15 market price of WatchGuard’s common stock as of that date. The total intrinsic value of options exercised during the three months and six months ended June 30, 2006 was $240,500 and $357,500, respectively, determined as of the exercise date. The total fair value of shares vested during the three and six months ended June 30, 2006 was $538,000 and $973,500, respectively.

Fair Value Disclosures Prior to the Adoption of SFAS 123(R)

Stock-based compensation for the three and six months ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three and six months ended June 30, 2005 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss — as reported	$(1,979)	$(5,897)
Add: stock-based compensation, as reported	967	967
Deduct: stock-based compensation determined under fair-value-based method	(3,770)	(5,504)

Net loss — pro forma	$(4,782)	$(10,434)

Net loss per share, basic and diluted — as reported	$(0.06)	$(0.17)
Net loss per share, basic and diluted — pro forma	$(0.14)	$(0.31)

Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted-average number of shares of unrestricted common stock outstanding. Other common stock equivalents, including stock options, are excluded from the computation because their effect is antidilutive. Shares used in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2006, also exclude 33,667 shares of unvested restricted stock. Shares used in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2005, exclude 46,000 shares of unvested restricted stock.

Comprehensive Loss

WatchGuard’s investments consist primarily of corporate and municipal bonds and U.S. government securities. WatchGuard’s investment securities are considered “available-for-sale,” as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are stated at fair value, with unrealized gains and losses included as a component of stockholders’ equity. During the three and six months ended June 30, 2005 and 2006, there were no realized gains or losses on available-for-sale securities.

The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss	$(1,979)	$(3,352)	$(5,897)	$(7,436)
Unrealized gain (loss) on investments	124	38	(39)	112

Comprehensive loss	$(1,855)	$(3,314)	$(5,936)	$(7,324)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of related tax balances, associated interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. WatchGuard is currently evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations or cash flows.

NOTE 3 – BALANCE SHEET ACCOUNT DETAIL

Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Trade accounts receivable	$7,628	$4,770
Reserve for returns, rebates and allowances	(2,331)	(1,169)
Allowance for doubtful accounts	(414)	(428)

	$4,883	$3,173

Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Finished goods	$2,784	$2,764
Components	1,834	2,443

	4,618	5,206
Inventory allowance	(525)	(674)

	$4,093	$4,532

Inventories held by sell through customers, included as a component of finished goods, were $470,000 and $735,000 at December 31, 2005 and June 30, 2006, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Accrued payroll-related liabilities	$1,765	$2,028
Deposits from sell through customers	1,180	1,255
Other accrued liabilities	4,040	3,752

	$6,985	$7,035

NOTE 4 – GUARANTEES

WatchGuard’s operating lease for its corporate headquarters includes a collateral restriction that requires WatchGuard to maintain an irrevocable standby letter of credit issued to WatchGuard’s landlord secured by restricted cash. At December 31, 2005 and June 30, 2006, WatchGuard’s restricted cash balance, including both the short-term and long-term portions, was $3.0 million and $2.4 million, respectively, in conjunction with the facilities lease.

WatchGuard’s hardware products carry a one-year warranty from the delivery date that includes factory repair services or replacement products as needed. WatchGuard accrues estimated expenses for warranty obligations at the time that products are shipped based on historical product repair and replacement information. WatchGuard’s liability is affected by the warranty terms provided to WatchGuard by the original equipment manufacturers ranging from 16 to 24 months from the manufacture date. Other factors that affect WatchGuard’s warranty liability include the number of installed units, historical rates of warranty claims and cost per claim. WatchGuard periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. WatchGuard’s estimated product warranty liability, included as a component of accrued expenses and other liabilities, was $426,000 and $144,000 at June 30, 2005 and 2006, respectively. Changes to WatchGuard’s estimated product warranty liability during the six months ended June 30, 2005 and June 30, 2006 were as follows (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Beginning balance	$530	$216
Additions charged to cost of revenues during the period	136	85
Settlements made during the period	(240)	(157)

Ending balance	$426	$144

NOTE 5 – BUSINESS RESTRUCTURINGS

At December 31, 2005 and June 30, 2006, WatchGuard’s accrued restructuring charges, including both the short-term and long-term portions, were $3.9 million and $3.4 million, respectively. Additional charges of $110,000 related to the 2001 restructuring were recorded during the three months ended June 30, 2006, due to the revision of the cost of excess facilities resulting from a change in the commencement date of a subleasing arrangement. These charges were offset by an $18,000 reduction in the 2002 restructuring liability during the second quarter of 2006, due to the revision of estimated proceeds from the rate renegotiation on a subleasing arrangement.

2001 Restructuring

In the second quarter of 2001, WatchGuard announced a restructuring plan designed to streamline operations and reduce operating costs. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2005 and June 30, 2006, and activity recorded through June 30, 2006, are as follows (in thousands):

	December 31, 2005	Amounts (Paid) or Charged, Net	June 30, 2006
Abandoned facilities and other	$1,427	$(204)	$1,223

2002 Restructuring

In the second quarter of 2002, WatchGuard implemented a restructuring plan primarily designed to eliminate redundancies and excess headcount resulting from the acquisition of RapidStream, Inc., which included a reduction in workforce, consolidation of excess facilities and elimination of technology-related contracts that were no longer required or part of WatchGuard’s strategy. All costs related to this restructuring have been paid or settled, except for accrued amounts related to losses for the lease commitments, net of estimated proceeds from subleases of abandoned facilities, which are expected to be paid through 2010. The accrued liabilities relating to this restructuring at December 31, 2005 and June 30, 2006, and activity recorded through June 30, 2006, are as follows (in thousands):

	December 31, 2005	Amounts (Paid) or Charged, Net	June 30, 2006
Abandoned facilities and other	$2,448	$(252)	$2,196

NOTE 6 – LEGAL PROCEEDINGS

WatchGuard, SonicWALL, Inc., and Michael N. Valentine, a former WatchGuard and current SonicWALL employee, have conclusively resolved the lawsuit filed by WatchGuard in the United States District Court for the Northern District of Texas, Dallas Division, as well as the counterclaim filed in the same action by Mr. Valentine against WatchGuard. The action has been resolved to the parties’ mutual satisfaction and has accordingly been dismissed with prejudice to its refiling.

On April 8, 2005, a holder of WatchGuard common stock, on behalf of himself and purportedly on behalf of a class of WatchGuard stockholders, filed an action in the United States District Court for the Western District of Washington (the Washington Court) against WatchGuard and some of its current and former officers, alleging violations of the federal securities laws arising out of, among other things, its announcement on March 15, 2005 that it was restating some of its financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of WatchGuard’s common stock. The various actions have been consolidated by the Washington Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the Action and WatchGuard filed a motion to dismiss the consolidated complaint. On April 21, 2006, the Washington Court granted WatchGuard’s motion and dismissed the consolidated amended complaint. The Court granted plaintiffs leave to amend their complaint and on May 8, 2006, the plaintiffs filed their second consolidated amended complaint. Watchguard has filed a motion to dismiss the second consolidated amended complaint. The Court has yet to schedule a hearing on this motion. In addition, two related stockholder derivative suits were subsequently filed against some of WatchGuard’s current and former directors and officers in the Superior Court of the State of Washington, King County and in the Washington Court, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. WatchGuard has obtained a stay of both of the Derivative Actions until after the resolution of the motion to dismiss the Action. WatchGuard intends to vigorously defend against the Action, but is unable, however, to predict the ultimate outcome of the Action. There can be no assurance that WatchGuard will be successful in defending against the Action and, if WatchGuard is unsuccessful, it may be subject to significant damages, which could have a material adverse effect on its operating results and financial position. Even if WatchGuard is successful, defending against the Action is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm WatchGuard’s business, which could have a material adverse effect on WatchGuard’s operating results.

NOTE 7 – SUBSEQUENT EVENT

On July 25, 2006, WatchGuard, Gladiator Corporation (Gladiator), which is wholly owned by Francisco Partners, and Warrior Merger Sub, Inc., a wholly owned subsidiary of Gladiator Corporation, entered into an Agreement and Plan of Merger (Agreement) under which Warrior Merger Sub, Inc. will be merged with and into WatchGuard, with WatchGuard surviving the merger as a wholly owned subsidiary of Gladiator Corporation; provided, however, the Agreement permits Gladiator to elect to change the structure or method of effecting the combination of Warrior with WatchGuard so long as certain conditions under the Agreement are satisfied. A copy of the Agreement was included as an exhibit to Form 8-K that WatchGuard filed with the Securities and Exchange Commission on July 25, 2006. Under the terms of the Agreement, each outstanding share of WatchGuard common stock will be converted into the right to receive $4.25 in cash. In addition, each outstanding option to purchase shares of WatchGuard common stock will be cancelled at the time of the merger, with holders of options (whether or not vested) with an exercise price less than $4.25 per share entitled to receive for each such option a cash payment equal to (i) the amount by which $4.25 exceeds the per share exercise price for the option multiplied by (ii) the number of shares subject to such option. Total cash consideration for this transaction is estimated at approximately $151 million of which $60 million will be contributed by WatchGuard. In connection with this transaction, Francisco Partners has provided WatchGuard with an equity commitment letter, pursuant to which it has pledged to invest cash in Gladiator sufficient to complete the transaction. The transaction, which is subject to stockholder and regulatory approvals, is targeted to be completed in the fourth quarter of 2006.

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

Thousands of enterprises worldwide use our award-winning products and services to meet these requirements. The core of our products and services is our family of integrated, expandable Firebox X security solutions. We offer firewall protection and intrusion prevention technology for access control, virtual private networking for secure communications, content and spam filtering, gateway and desktop anti-virus protection and vulnerability assessment services. Our Firebox X security solutions allow users to upgrade to any higher model in the particular line simply by applying a software license key. We also offer our customers a unified management interface designed to allow even the non-security professional to effectively install, configure and monitor our security products as well as manage multiple security products from a central console and the networking features required for more complex network installations. We also offer our customers a Secure Socket Layer, or SSL, VPN Gateway appliance for secure, always-on connectivity to applications and corporate resources. In addition, our innovative subscription-based LiveSecurity Service provides our customers with access to expert guidance and support so they can protect their data and communications in a continuously changing environment.

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

Since January 2004, we have continued to substantially invest in the development of our products as follows:

•	In February 2004, we introduced our Firebox X line of integrated, expandable security appliances for SMEs, combining firewall, VPN, application layer security, intrusion prevention functionality, spam blocking, Web filtering and authentication in a single appliance designed to enable customers to upgrade the appliance to any higher model in the same line or to add ports just by applying a software license key.

•	In August 2004, we extended the Firebox X family of integrated, upgradeable security appliances to address the needs of remote offices, telecommuters and small businesses with the launch of the Firebox X Edge line, designed to provide commercial-class security at the furthest points of the network at an affordable price point.

•	In December 2004, we made available our Gateway AntiVirus for email for our Firebox X line of integrated, upgradeable security appliances. This robust signature-based solution, combined with our existing deep application inspection capability, is designed to provide comprehensive security against email borne threats at an affordable cost.

•	In December 2004, we extended the Firebox X Edge line with a wireless version offering secure 802.11g wireless connection, and enhanced the Edge software for wired and wireless to include WAN / WAN failover and WAN / Modem failover for greater reliability.

•	In April 2005, we introduced the Firebox X Peak line, our highest-performance line of integrated security appliances, with up to 1 gigabyte per second firewall throughput, high port density and advanced networking features. In connection with this product introduction, we also launched Fireware Pro, our advanced security and network operating system designed for more complex network environments. Fireware Pro comes bundled with all Firebox X Peak appliances and is available as an upgrade to Firebox X Core appliances (formerly referred to as the Firebox X line).

•	In August 2005, we introduced the Firebox SSL Core VPN Gateway with Citrix Secure Access. The Firebox SSL Core VPN Gateway combines Citrix SSL VPN secure access technology, the Citrix Access Gateway, with our Firebox hardware platform to provide a professional-grade access solution for increasingly mobile SME workforces.

•	In October 2005, we introduced new enhancements for our security appliance, the Firebox X Edge. These new enhancements allow businesses to provide controlled network access to visitors, added lightweight directory access protocol (LDAP) support which provides centralized control of Edge user privileges, and expanded its WebBlocker categories to 40 providing greater granularity in managing web access.

•	In May 2006, we introduced the new e-Series Unified Threat Management, or UTM, hardware platform that enhances performance, increases port density and adds security functions to our Firebox X Core and Peak products lines. We also released Fireware Pro 8.3, the latest version of our advanced appliance software. As a result of this upgrade, Fireware Pro is now designed to enable anti-virus scanning on HTTP traffic, extending AV protection to Web servers and clients. The new appliance software also supports networking functionality that provides greater security and flexibility to small and mid-sized businesses.

•	In June 2006, we introduced the new e-Series hardware and software solution for our Firebox X Edge product line. Designed for remote or branch offices and small businesses, the new wired and wireless Firebox X Edge e-Series platforms extend ease of use and strong security by adding advanced networking and dynamic quality of service (QoS) support. These new hardware platforms have also been redesigned to meet the European Union RoHS and WEEE environmental requirements required to sell new electronic hardware in the EU.

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

Most of our Firebox products and certain software products include an initial period of service subscription (generally 3 to 12 months) bundled in the product price. Because there is a timing difference between when products and service subscriptions are delivered, the related revenues must be allocated to each element using the residual method, as defined in Statement of Position, or SOP 98-9, an amendment to SOP 97-2, “Software Revenue Recognition,” if vendor-specific objective evidence of fair value for undelivered elements of the arrangement (typically services) has been established. Under the residual method, the amounts allocated to the undelivered elements (typically services) are equal to their fair value as established by vendor-specific objective evidence. The residual revenues in the arrangement are then allocated to the delivered elements (typically products). Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately or, if an element is not yet sold separately, on the price established by authorized management if it is probable that the price, once established, will not change before the element is separately introduced into the marketplace. Prior to recognizing any revenues, we ensure that there is persuasive evidence of the arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. For software that is delivered electronically in conjunction with a product sale, the delivery criterion discussed in the preceding paragraph is considered to have been met when the product has been delivered, and additionally, the customer has been provided with access codes that allow the customer to take immediate possession of the software on its product pursuant to an agreement or purchase order for the product.

We are required to exercise judgment in deciding how to interpret the evidence of vendor-specific objective evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and operating results

We recognize revenues allocated to products, including software license fees, using either the sell through or sell in method of revenue recognition as determined both by the sales support provided to customers within a market and by the contractual arrangement with each channel customer. When the channel customer is a distributor with unlimited stock returns and rotation rights, or when we actively engage in activities to assist in selling distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their channel customers (the “sell through” method). Otherwise, revenue is recognized upon delivery of the products to the channel customer (the “sell in” method). Revenues from LiveSecurity Service subscriptions and other services are recognized ratably over the term of the subscription, ranging from 3 to 30 months. Our standard payment terms range from 30 to 60 days. We offer term discounts to certain of our larger customers.

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

Inventory Valuation

Our inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. When the inventories cost is in excess of their market value, we write our inventories down to estimated market value based on assumptions about future demand and market conditions. The introduction of new products that replace existing products, technological advances, and variation in market trends or customer preferences could, however, significantly affect these estimates and result in additional inventory write-downs, which could have an adverse effect on our financial condition and operating results.

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

Results of Operations

The following table provides financial data for the periods indicated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
Product	63.4%	50.9%	59.6%	54.9%
Service	36.6	49.1	40.4	45.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	25.9	22.0	25.3	23.4
Service	7.2	11.2	7.9	10.1

Total cost of revenues	33.1	33.2	33.2	33.5

Gross margin	66.9	66.8	66.8	66.5

Operating expenses:
Sales and marketing	37.4	40.3	42.1	39.2
Research and development	23.7	28.7	25.1	29.0
General and administrative	16.6	20.9	16.6	22.2
Amortization of other intangible assets	1.2	1.5	1.3	1.4
Restructuring charges	0.0	0.5	0.0	0.3

Total operating expenses	78.9	91.9	85.1	92.1

Operating loss	(12.0)	(25.1)	(18.3)	(25.6)
Interest and other income, net	2.4	4.9	2.5	4.4

Loss before income taxes	(9.6)	(20.2)	(15.8)	(21.2)
Provision for income taxes	0.1	0.2	0.2	0.1

Net loss	(9.7)%	(20.4)%	(16.0)%	(21.3)%

Revenues

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2005	2006		2005	2006
Revenues (in thousands):
Product	$12,878	$8,390	(34.9)%	$22,009	$19,263	(12.5)%
Service	7,445	8,078	8.5%	14,929	15,795	5.8%

Total	$20,323	$16,468	(19.0)%	$36,938	$35,058	(5.1)%

Revenues (as % of total revenues):
Product	63.4%	50.9%		59.6%	54.9%
Service	36.6	49.1		40.4	45.1

Total	100.0%	100.0%		100.0%	100.0%

We categorize our revenues into three geographic regions: the Americas, Europe/Middle East/Africa, or EMEA, and Asia Pacific, or APAC. Revenue information by geographic region, in dollars and as a percentage of total revenues, was as follows:

	Three Months Ended June 30,		Percent Decrease	Six Months Ended June 30,		Percent Increase (Decrease)
	2005	2006		2005	2006
Revenues (in thousands):
Americas	$9,141	$8,828	(3.4)%	$16,589	$17,938	8.1%
EMEA	7,959	5,284	(33.6)%	14,744	11,901	(19.3)%
APAC	3,223	2,356	(26.9)%	5,605	5,219	(6.9)%

Total	$20,323	$16,468	(19.0)%	$36,938	$35,058	(5.1)%

Revenues (as % of total revenues):
Americas	45.0%	53.6%		44.9%	51.2%
EMEA	39.2	32.1		39.9	33.9
APAC	15.8	14.3		15.2	14.9

Total	100.0%	100.0%		100.0%	100.0%

The dollar and percentage decrease in product revenues, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was primarily attributable to certain channel customers in the United Kingdom, or U.K., and Germany-Austria-Switzerland, or DACH, that converted to the sell through method of revenue recognition beginning in the second quarter of 2006, a reduction in shipments, and increased promotional rebates associated with expanded programs.

The dollar and percentage decrease in product revenues, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was primarily due to a reduction in shipments and increased promotional rebates associated with expanded programs.

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, or when we actively engage in activities to assist in selling distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand, which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result of these contract changes, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, because revenue from products in that channel customer’s inventory was already recognized in prior periods. Therefore, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventory predating the conversion. As of December 31, 2004, the converted customers held inventory for which we had already recognized revenues in the amount of $2.3 million. Substantially all of these inventories were sold through by the converted customers during the first quarter of 2005.

During the second quarter of 2006, we converted certain channel customers in the U.K. and DACH to a sell through method of revenue recognition. As of March 31, 2006, the converted customers held inventory for which WatchGuard had already recognized revenues in the amount of $2.2 million. During the second quarter of 2006, these customers sold through approximately $1.9 million of these inventories with approximately $300,000 carried over to later quarters.

While the conversion of customers from a sell in method to a sell through method of revenue recognition resulted in a reduction of revenues during the quarter of conversion, the total effect of this reduction cannot be measured reliably due to a change in customer buying patterns upon conversion to the sell through method.

We plan on taking similar measures with the remaining customers in Europe in the third quarter of 2006, and are evaluating taking similar measures with our customers in our remaining geographic locations. To the extent that sales support activities and conversions of additional channel customers require us to record revenue on the sell through method, there will be a material adverse effect on revenues and results of operations for the quarter in which those conversions take place, with the magnitude depending on the inventory levels with those channel customers at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results would be harmed.

From a regional standpoint, the dollar decrease in revenues in the Americas and the international markets for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was primarily attributed to fewer shipments and the conversion of certain channel customers in the U.K. and DACH to the sell through method of revenue recognition during the second quarter of 2006. Revenues from the Americas market increased in the six month period ended June 30, 2006, as compared to the six months period ended June 30, 2005 primarily due to the effects of converting certain channel customers in North America to the sell through method of revenue recognition in the first quarter of 2005. Revenues from the international markets decreased primarily due to fewer shipments, the conversion of certain international customers in Europe to the sell through method of revenue recognition during the second quarter of 2006 and increased promotional rebates associated with expanded programs.

Given the continuing economic and geopolitical uncertainty, it is difficult to predict product revenue levels in future quarters, which may decline or fluctuate more than they have historically.

Service revenues consist of revenues recognized from initial fees for our LiveSecurity Service and other service subscriptions bundled with a hardware or software product sale, and revenues recognized for subscription renewals sold to our existing customer base. The dollar and percentage increase in service revenues for the three and six months ended June 30, 2006, compared to the three and six months ended June 30 2005, was primarily due to growth of our installed customer base, resulting in a greater number of LiveSecurity Service renewals, as well as initial purchases of existing and new subscription-based services.

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

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2005	2006		2005	2006
Cost of revenues (in thousands):
Product	$5,265	$3,626	(31.1)%	$9,348	$8,194	(12.3)%
Service	1,457	1,835	25.9%	2,928	3,539	20.9%

Total	$6,722	$5,461	(18.8)%	$12,276	$11,733	(4.4)%

Cost of revenues (as % of total revenues):
Product	25.9%	22.0%		25.3%	23.4%
Service	7.2	11.2		7.9	10.1

Total	33.1%	33.2%		33.2%	33.5%

Cost of revenues (as % of related revenue component):
Product (as % of product revenues)	40.9%	43.2%		42.5%	42.5%
Service (as % of service revenues)	19.6%	22.7%		19.6%	22.4%
Gross margin (in thousands):
Product	$7,613	$4,764	(37.4)%	$12,661	$11,069	(12.6)%
Service	5,988	6,243	4.3%	12,001	12,256	2.1%

Total	$13,601	$11,007	(19.1)%	$24,662	$23,325	(5.4)%

Gross margin (as % of related revenue component):
Product (as % of product revenues)	59.1%	56.8%		57.5%	57.5%
Service (as % of service revenues)	80.4%	77.3%		80.4%	77.6%
Total (as % of total revenues)	66.9%	66.8%		66.8%	66.5%

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

The decrease in cost of product revenues, in terms of absolute dollars, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was primarily due to lower shipments, a decrease in the costs of excess and obsolete inventory caused by product life cycle considerations, and reduced freight costs, which includes a refund resulting from overpayment of freight paid in prior periods.

The decrease in cost of product revenues, in terms of absolute dollars, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was primarily due to lower shipments and reduced freight costs, partially offset by an increase in royalties for third-party intellectual property.

The dollar decrease in product gross margins for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, was primarily due to increased promotional rebates associated with expanded programs and increased royalties for third-party intellectual property.

Cost of service revenues includes the costs of our technical support organization and direct costs associated with our LiveSecurity Service. Cost of service revenue increased, in terms of absolute dollars, for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, primarily due to increased headcount and a higher proportion of information technology costs incurred in support of our technical support organization during the first and second quarters of 2006.

The dollar increase in service gross margins for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005 is primarily due to growth of our installed customer base. The percentage decrease in service gross margins for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005 is primarily due to higher costs incurred in support of our technical support organization and LiveSecurity Service as discussed above.

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

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Percent Decrease	Six Months Ended June 30,		Percent Decrease
	2005	2006		2005	2006
Sales and marketing expenses (in thousands)	$7,607	$6,630	(12.8)%	$15,553	$13,731	(11.7)%
Sales and marketing expenses (as % of total revenues)	37.4%	40.3%		42.1%	39.2%

Sales and marketing expenses include salaries, commissions and employee-related expenses, stock-based compensation and certain discretionary marketing expenses, including distributor promotional costs, public relations costs, marketing collateral, trade shows, advertising expenses, direct marketing and costs of demonstration units.

Sales and marketing expenses decreased, in terms of absolute dollars, for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. The decrease in sales and marketing expenses is primarily due to:

•	A decrease in cash-based compensation and benefit expenses, primarily due to a reduction in sales commission directly related to the achievement of corporate objectives, and the departure of certain individuals in senior management; and

•	Lower discretionary spending on marketing-related activities in 2006, primarily due to planned reductions in marketing costs for trade shows and product marketing. The decrease was partially offset by increases in our marketing development fund expenditures, reflecting increased activities associated with our new e-Series UTM hardware platform.

We expect our sales and marketing expenses, in terms of absolute dollars, for the third quarter of 2006 will remain comparable to levels incurred in the second quarter of 2006. Our actual sales and marketing expenses could differ materially from those anticipated, which could have an adverse effect on our operating results.

Research and Development

	Three Months Ended June 30,		Percent Decrease	Six Months Ended June 30,		Percent Increase
	2005	2006		2005	2006
Research and development expenses (in thousands)	$4,821	$4,734	(1.8)%	$9,264	$10,167	9.7%
Research and development expenses (as % of total revenues)	23.7%	28.7%		25.1%	29.0%

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

Research and development expenses decreased, in terms of absolute dollars, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The decrease in research development expenses is primarily due to a reduction in stock-based compensation costs resulting from the adoption of SFAS 123(R).

Research and development expenses increased, in terms of absolute dollars, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily due to:

•	An increase in compensation and benefit expenses, reflecting a significant planned increase in headcount; and

•	Higher spending on contract labor, consulting and outsourced development and certification costs, primarily costs incurred in support of anticipated future product launches.

We anticipate our research and development expenses, in terms of absolute dollars, in the third quarter of 2006 to be comparable to levels incurred in the second quarter of 2006. Research and development expenses may vary significantly from quarter to quarter due to inherent uncertainties in the timing of certain development costs. Our actual research and development expenses could differ materially from those anticipated which could have an adverse effect on our operating results.

General and Administrative

	Three Months Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2005	2006		2005	2006
General and administrative expenses (in thousands)	$3,368	$3,444	2.3%	$6,124	$7,771	26.9%
General and administrative expenses (as % of total revenues)	16.6%	20.9%		16.6%	22.2%

General and administrative expenses include costs of executive, human resource, finance and administrative support functions, stock-based compensation, provisions for doubtful accounts, costs of legal and accounting professional services, and director and officer insurance.

General and administrative expenses increased, in terms of absolute dollars, for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. The increase in general and administrative expenses is primarily due to:

•	An increase in compensation and benefit expenses, reflecting stock-based compensation costs resulting from the adoption of SFAS 123(R), and a significant planned increase in headcount; and

•	Higher legal and professional expenses, reflecting costs associated with ongoing litigation and various other legal matters, including our proposed acquisition by Gladiator Corporation.

The increase in general and administrative expenses is partially offset by a reduction in audit fees and costs incurred in connection with corporate governance requirements pursuant to the Sarbanes-Oxley Act of 2002 and a refund resulting from overpayment of business and occupation taxes in prior periods.

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

The following table summarizes stock-based compensation expense for stock awards and purchases under our Employee Stock Purchase Plan, or ESPP, for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Cost of revenues:
Product	$10	$5	$10	$13
Service	52	28	52	63
Sales and marketing	252	158	252	393
Research and development	415	151	415	403
General and administrative	238	416	238	957

Total	$967	$758	$967	$1,829

At June 30, 2006, we had $2.8 million of unrecognized compensation expense related to our unvested stock options and restricted stock awards. The weighted average period over which we expect to recognize this expense is approximately 1.3 years.

Amortization of Other Intangible Assets

Amortization of other intangible assets consists primarily of amortization of capitalized technology obtained in our acquisition of RapidStream in 2002. This technology is expected to be fully amortized by March 31, 2007. We amortize our intangible assets acquired on a straight-line basis over an expected useful life of five years.

Amortization of other intangible assets was $243,000 for the three months ended June 30, 2005 and 2006, and was $487,000 and $486,000 for the six months ended June 30, 2005 and 2006, respectively.

Restructuring Charges

Restructuring charges for the three months ended June 30, 2006 are associated with the restructuring plans initiated in 2001 and 2002. Costs incurred in 2006 related to the revision of our estimates for future costs associated with the sublease of excess facilities in our corporate headquarters in Seattle, Washington.

During the second quarter of 2006, we incurred an additional $110,000 of restructuring charges associated with our 2001 restructuring plan. The additional charge was due to a revision in the cost of excess facilities resulting from a change in the commencement date of a subleasing arrangement. These charges were offset by an $18,000 reduction in the 2002 restructuring liability during the second quarter of 2006, due to the revision of estimated proceeds from the rate renegotiation on a subleasing arrangement.

Interest and Other Income, Net

Interest and other income, net, is primarily comprised of interest income generated from our available-for-sale investments. Interest income was $488,000 and $814,000 for the three months ended June 30, 2005 and 2006, respectively, and $940,000 and $1.5 million for the six months ended June 30, 2005 and 2006, respectively. The increase in interest and other income, net is primarily due to higher interest rates on invested balances in 2006.

Income Tax Provision

Income tax expense was $29,000 and $30,000 for the three months ended June 30, 2005 and 2006, respectively. Income tax expense was $71,000 and $48,000 for the six months ended June 30, 2005 and 2006, respectively. Income tax expense, in all periods, primarily relates to our provision for foreign income taxes associated with our international operations.

Liquidity and Capital Resources

At June 30, 2006, we had $75.4 million in cash, cash equivalents, available-for-sale investments and restricted cash, which were invested primarily in high-quality money market accounts and marketable securities, as compared to $77.8 million at December 31, 2005. We believe that the market risk arising from our holdings of these financial instruments is not material. Our working capital at June 30, 2006 was $51.3 million, as compared to $56.4 million at December 31, 2005.

Operating Activities

Our operating activities resulted in net cash outflows of $4.0 million for the six months ended June 30, 2005 and $3.1 million for the six months ended June 30, 2006. Operating cash outflows during each of these periods reflects net losses adjusted for non-cash expenses and changes in operating assets and liabilities.

The difference between our net loss and our operating cash outflow is attributable to noncash expenses included in net loss, and changes in the operating assets and liabilities, as presented below (in thousands):

	Six Months Ended June 30,
	2005	2006
Net loss	$(5,897)	$(7,436)
Noncash expenses	2,757	3,712
Changes in operating assets and liabilities	(897)	613

Net cash used in operating activities	$(4,037)	$(3,111)

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

Trade Accounts Receivable, Net decreased from $4.9 million at December 31, 2005 to $3.2 million at June 30, 2006. Days sales outstanding, or DSOs, calculated on a quarterly basis, was 23 days at December 31, 2005 and 20 days at June 30, 2006. DSOs are affected by:

•	the payment terms contained in our customer contracts (which may vary geographically);

•	term discounts taken by our customers;

•	revenues on product sales for some of our major distributors that are recorded when these distributors have sold the product to their customers;

•	the conversion of customers from sell-in to the sell through method;

•	risks associated with the uncertain economy; and

•	whether revenues in a particular quarter are linear (that is, whether revenues are evenly distributed throughout the quarter or weighted more toward the end of the quarter).

Accounts Payable decreased from $4.7 million at December 31, 2005 to $2.3 million at June 30, 2006, primarily due to timing of payment of accounts payable.

Total Accrued Restructuring Costs decreased from $3.9 million at December 31, 2005 to $3.4 million at June 30, 2006, reflecting the ongoing payment of rents on abandoned facilities, net of sublease income.

Total Deferred Revenues increased from $20.4 million at December 31, 2005 to $22.9 million at June 30, 2006. The increase in deferred revenues is primarily due to LiveSecurity Service subscription renewals on a growing installed customer base, partially offset by expirations and non-renewals of existing subscriptions and sales returns and allowances.

Investing Activities

Cash provided by investing activities was $8.3 million and $2.7 million for the six months ended June 30, 2005 and 2006, respectively. In both periods, these amounts primarily reflect changes in our investment portfolio and capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities totaled $356,000 and $2.4 million for the six months ended June 30, 2005 and 2006, respectively. Cash provided by financing activities in both periods reflects the exercise of employee stock options and the purchase of common stock through our ESPP. Cash provided by financing activities for the six months ended June 30, 2006 also reflects a $600,000 reduction in restricted cash.

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

Foreign Currency Risk.

All of our sales and the majority of our expenses are currently denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we incurred some expenses in foreign currencies during the three and six months ended June 30, 2006 and expect to continue to do so in the future, we do not anticipate that foreign exchange gains or losses will be material to us. Although we have not engaged in foreign currency hedging to date, we may do so in the future. In addition, we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive.

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

Changes in internal controls over financial reporting. There were no significant changes in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal claims and litigation arising in the ordinary course of business, such as employment or intellectual property claims. The outcome of any such matters is currently undeterminable and an adverse result in one or more matters could negatively affect our operating results in the period in which it occurs.

WatchGuard, SonicWALL, Inc., and Michael N. Valentine, a former WatchGuard and current SonicWALL employee, have conclusively resolved the lawsuit filed by WatchGuard in the United States District Court for the Northern District of Texas, Dallas Division, as well as the counterclaim filed in the same action by Mr. Valentine against WatchGuard. The action has been resolved to the parties’ mutual satisfaction and has accordingly been dismissed with prejudice to its refiling.

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington, or the Washington Court, against us and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Washington Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the Action and we filed a motion to dismiss the consolidated amended complaint. On April 21, 2006, the Washington Court granted our motion and dismissed the consolidated amended complaint. The Court granted plaintiffs leave to amend their complaint and on May 8, 2006, the plaintiffs filed their second consolidated amended complaint. We have filed a motion to dismiss the second consolidated amended complaint. The Court has yet to schedule a hearing on this motion. In addition, two related stockholder derivative suits were subsequently filed against some of our current and former directors and officers in the Superior Court of the State of Washington, King County and in the Washington Court, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We have obtained a stay of both of the Derivative Actions until after the resolution of the motion to dismiss the Action.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

Our business and results of operations are likely to be affected by our proposed merger with Gladiator Corporation.

On July 25, 2006, we agreed to be acquired by Gladiator Corporation, or Gladiator, which is wholly owned by Francisco Partners, pursuant to an Agreement and Plan of Merger by and among us, Gladiator and Warrior Merger Sub, Inc., or Warrior, a wholly owned subsidiary of Gladiator, under which Warrior will be merged into us, and we will survive the merger as a wholly owned subsidiary of Gladiator; provided, however, the merger agreement permits Gladiator to elect to change the structure or method of effecting the combination of Warrior with us so long as certain conditions under the merger agreement are satisfied. The announcement of the merger could have an adverse effect on our business in the near term if current partners curtail their relationships with us pending consummation of the proposed merger. Activities relating to the proposed merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs. In addition, we may be disadvantaged in our attempts to attract and retain personnel by our announcement of the proposed merger. The success of our business depends on our continued ability to attract and retain highly qualified management and other personnel. Competition for personnel among companies in the internet security industry is intense.

If the conditions to the proposed merger set forth in the merger agreement are not met, the merger may not occur.

Several conditions must be satisfied to complete the proposed merger with Gladiator. These conditions are set forth in detail in the merger agreement, which was attached as an exhibit to our current report on Form 8-K filed with the SEC on July 25, 2006. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and we may lose some or all of the benefits of the proposed merger. For example, if either our or Gladiator’s representations and warranties are not true and correct and, with some exceptions, the failure to be true and correct has a material adverse effect at the closing, the other party may not be required to close.

Failure to complete the proposed merger with Gladiator would negatively affect our future business and operations.

If the proposed merger with Gladiator is not completed, we could suffer a number of consequences that may adversely affect our business, operating results of operations and stock price, including the following:

•	activities relating to the proposed merger and related uncertainties may lead to a loss of revenue and progress with existing and potential corporate partners that we may not be able to regain if the proposed merger does not occur;

•	the market price of our common stock could significantly decline following an announcement that the proposed merger has been abandoned;

•	we may be required in specific circumstances to pay a termination fee and expenses of up to $6 million to Gladiator;

•	we would remain liable for our costs related to the proposed merger;

•	we may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in force;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	our board of directors may not be able to find another partner willing to pay an equivalent or more attractive price for another merger or business combination than that which would have been paid by Gladiator.

In connection with the proposed merger, we will file a preliminary proxy statement with the SEC in connection with the special meeting of stockholders that we will hold for the stockholders to vote on and adopt the merger agreement. We urge all of our stockholders to read this preliminary proxy statement and the definitive proxy statement, when they become available, and any other relevant documents filed with the SEC because they contain important information about us, Gladiator and the proposed merger, risks relating to the proposed merger and related matters.

We have incurred losses in the past and may not achieve or sustain consistent profitability, which could result in a decline in the value of our common stock.

Since inception, we have incurred net losses and experienced negative cash flows from operations in each quarter, except that we had net income and a positive cash flow from operations in the third quarter of 2000 and a positive cash flow from operations in the third quarter of 2001 and the fourth quarter of 2004 and third quarter of 2005. As of June 30, 2006, we had an accumulated deficit of approximately $153.6 million. We may not be able to continue to grow our revenue in the future, and even if we do, the historical percentage growth rate of our revenues may not be sustainable as our revenue base increases. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses. We expect that over time we will have to increase our operating expenses in connection with:

•	continuing to develop our technology;

•	expanding into new product markets;

•	expanding into new geographic markets;

•	continuing to drive demand of our products;

•	hiring additional personnel;

•	upgrading our information and internal control systems;

•	meeting enhanced regulatory and corporate governance requirements;

•	litigation; and

•	pursuing additional strategic acquisitions.

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

Examples of estimates we have made include, but are not limited to, those associated with the costs of excess and obsolete inventory, costs of our 2001 and 2002 restructuring, impairment analysis of the intangible assets obtained in our 2002 acquisition of RapidStream Inc., as well as goodwill relating to the acquisitions of BeadleNet LLC, Qiave Technologies Corporation and RapidStream. The estimates may prove to be inaccurate. For example, the costs of excess and obsolete inventory may increase above current estimates if our revenues fall below our sales forecasts. Although we do not anticipate further significant adjustments to our 2001 and 2002 restructuring, the actual costs related to the restructuring may differ from our estimate.

If potential customers do not accept our Firebox products and related optional products and services, including the LiveSecurity Service, our business will not succeed.

We currently expect that future revenues will be primarily generated through sales of our Firebox products and related optional products and services, including the LiveSecurity Service, and we cannot succeed if the market does not accept these products and services. Some of our Firebox products, particularly our key Firebox X e-Series family of products and our relatively new Fireware operating system, however, are relatively new and unproven. The Firebox X Edge e-Series line of products has only been available since June 2006, the Firebox X Peak and Core e-Series lines of products have only been available since May 2006, and the Fireware operating system has only been available since April 2005. In addition, we have only recently begun to focus on marketing and selling the related optional products and services, and we may be unsuccessful in marketing, selling and delivering these types of options. The Firebox X family of products, which replaced a product line that represented a majority of our revenues, also represents a relatively new approach to providing security to the SME market in that the products are designed to be expandable both to incorporate additional features and to provide increased performance, and we may be unsuccessful in marketing and selling this type of product or the upgrades necessary for customers to take advantage of the expandability. If customers purchase less expensive models than they otherwise would because of the ability to later upgrade the product, but then fail to purchase upgrades, our revenues from those products would be negatively affected. In addition, we may have to increase discounts on the older Firebox X product lines to maintain an acceptable level of sales, which could also have a material adverse affect on our revenues and results of operations. If sales of our Firebox products do not meet expectations, we may have excess inventory of products or components, and such excess inventory would have a negative effect on our operating results.

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

Channel customers often specialize in selling certain types of products or in selling to specific segments of the market. To be successful, we must therefore have the right channel customers selling our products in the appropriate market segments as well as have a sufficient number of channel partners selling our products. To the extent that we are unable to partner with and retain the right channel customers to sell our products, or we introduce new products that our channel customers are unable to sell effectively, our ability to sell our products and services will be limited. For example, our Firebox X Peak e-Series product line recently introduced in May 2006 is targeted at SME customers that are typically larger or more sophisticated in their use of the Internet than those buying our other Firebox X products. If our current channel customers are unable to sell this product line effectively, of if we are unable to join with and retain channel customers that can sell this product line effectively, our ability to sell this product line and related services may be limited.

The requirement to recognize revenue on a sell through basis for certain third-party channel customers could negatively affect our future revenues.

We recognize revenue from certain of our channel customers when we sell product to them (the “sell in” method). Where the customer is a distributor with unlimited stock returns and rotation rights, or when we actively engage in sales activities to sell distributor inventory to channel customers, product revenues are not recognized until the distributors sell the products to their customers (the “sell through” method). During the first quarter of 2005, we negotiated changes in contractual obligations with certain channel customers in North America, Australia and New Zealand which provided such customers with unlimited return rights. The changes were triggered by the need to offer promotional programs to give us the flexibility in the respective markets to be more competitive, responsive and effective. As a result of these contract changes, we converted these customers to a sell through method beginning in the first quarter of 2005. When a channel customer is converted from the sell in method to the sell through method of revenue recognition, revenue can no longer be recognized when product is sold to the channel customer, but instead is recognized when the channel customer sells it through to its own customers. In addition, because revenue from products in that channel customer’s inventory was already recognized in prior periods, revenue on individual inventory items sold subsequent to the conversion can only be recognized after the converted channel customer has disposed of its inventories predating the conversion.

During the second quarter of 2006, we converted certain channel customers in the U.K. and DACH to a sell through method of revenue recognition and we plan on taking similar measures with remaining customers in Europe in the third quarter of 2006. We are also evaluating taking similar measures with our customers in our remaining geographic locations. To the extent additional channel customers are converted, there will be a material adverse effect on revenues and results of operations for the quarter in which those conversions take place, with the magnitude depending on the inventory levels with those channel customers at the time of conversion. To recognize revenue on a sell through method from a channel customer, we will need to obtain adequate reporting on inventory levels from that channel customer to determine how much of our product has been sold to the end customers. If we are unable to obtain such reporting, our ability to recognize revenue from such channel customers could be materially adversely affected and our financial results would be harmed.

Product returns, retroactive price adjustments and rebates could exceed our allowances, which could adversely affect our operating results.

We provide most of our channel customers with product return rights for stock rotation and price protection rights for their inventories, which they may exercise if we lower our prices for those products. We also provide promotional rebates to some of our channel customers. We may experience significant returns, price adjustments and rebate costs for which we may not have adequate allowances, particularly with the introduction of any new products, as we did with the introduction of our Firebox X product line, which replaced our Firebox III product line. The short life cycles of our products and the difficulty of predicting future sales increase the risk that new product introductions or price reductions by us or our competitors could result in significant product returns or price adjustments, and we expect to introduce new products in 2006. When we introduced the Firebox II, the Firebox III and then later the Firebox X Core and Firebox X Edge security appliances, we experienced an increase in returns of previous products and product versions. While we review and adjust our provision for returns and allowances in order to properly reflect the potential for promotional rebate costs, increased returns and pricing adjustments associated with the introduction of new products, such as the Firebox X e-Series product lines introduced in May and June 2006, the provision may still be inadequate. An increase in the provision for returns and allowances will result in the reduction of revenues.

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

Releasing new or improved products and services, or updates to products or services, prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past, we have experienced delays in the scheduled or expected introduction of new, improved and updated products and services, and in the future we may experience delays, or be unable to introduce an expected new, improved or updated product or service at all. When we do introduce new or enhanced products and services, we may be unable to successfully manage the transition from the older products and services to minimize disruption in customer-ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand. In the past, when we have introduced new or improved products or services, we have experienced issues with the transition, which had an adverse effect on our operating results, and we have recently introduced new products across all of our product lines and expect to introduce additional new products and services in the second half of 2006. These have included, but were not limited to, issues such as excess inventories of products that were replaced that we had difficulty selling as customer demand for those product decreased, shortages of new product due to manufacturing and delivery issues that prevented us from delivering enough new product to meet demand and lower-than-expected initial sales of new or improved products as our sales personnel and channels adapted to selling the new or improved products or services.

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

Our future success will depend largely on the efforts and abilities of our senior management and our key development, technical, finance and accounting, operations, information systems, customer support and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. In addition, there have been changes to our management and development teams recently, including the addition of a new vice president of worldwide sales and the departure of our vice president of marketing and local heads of Asia Pacific and Europe/Middle East/Africa Sales in 2006, and a new chief financial officer in 2005. If these changes have a negative effect on our operations, our business and operating results could be adversely affected.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights We may, however, be unsuccessful in protecting our trade secrets or, even if successful, any required litigation may be costly and time consuming, which could harm our business. Moreover, we face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which piracy of our software products exists, we expect piracy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet.

If we fail to obtain and maintain patent protection for our technology, we may be unable to compete effectively. We have 14 issued patents and 13 patents pending, but our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection. In addition, we rely on unpatented proprietary technology. Because this proprietary technology does not have patent protection, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. In addition, our competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed, which could significantly reduce the value of our proprietary technology or threaten our market position.

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

On April 8, 2005, a holder of our common stock, on behalf of himself and purportedly on behalf of a class of our stockholders, filed an action in the United States District Court for the Western District of Washington, or the Washington Court, against us and some of our current and former officers, alleging violations of the federal securities laws arising out of, among other things, our announcement on March 15, 2005 that we were restating some of our financial results for interim periods of 2004. Subsequently, a number of other related purported class action suits also alleging violations of the federal securities laws were filed by holders of our common stock. The various actions have been consolidated by the Washington Court, and are referred to herein as the Action. On October 3, 2005, a consolidated amended complaint was filed in the Action, and we filed a motion to dismiss the consolidated amended complaint. On April 21, 2006, the Washington Court granted our motion and dismissed the consolidated amended complaint. The Washington Court granted plaintiffs leave to amend their complaint and on May 8, 2006, the plaintiffs filed their second consolidated amended complaint. We have filed a motion to dismiss the second consolidated amended complaint. The Court has yet to schedule a hearing on this motion. In addition, two related stockholder derivative suits were subsequently filed against some of our current and former directors and officers in the Superior Court of the State of Washington, King County and in the Washington Court, respectively, which are referred to as the Derivative Actions. Plaintiffs in the Action and the Derivative Actions seek unspecified compensatory damages. We have obtained a stay of both of the Derivative Actions until after the resolution of our motion to dismiss the Action. We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with the Action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We intend to vigorously defend against the Action and Derivative Actions. We are unable, however, to predict the ultimate outcome of the Action and Derivative Actions. We cannot assure you that we will be successful in defending against the Action and Derivative Actions and, if we are unsuccessful, we may be subject to significant damages that could have a material adverse effect on our business, financial condition and operating results. Even if we are successful, defending against the Action and Derivative Actions is likely to be expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of our stockholders on May 4, 2006. Of the 34,541,521 shares of common stock outstanding as of the record date for the annual meeting, 30,358,861 shares, or 92.0% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

1)	At the annual meeting, Steven N. Moore was elected to serve as a Class 3 member of our board of directors, to hold office until the third annual meeting of stockholders following his election or until his successor is elected and qualified. The Board members whose terms in office continued after the annual meeting of stockholders were Edward J. Borey, Michael R. Hallman, Michael R. Kourey, Richard A. LeFaivre, Ph.D. and William J. Schroeder. Mr. Moore was elected with the following voting results:

Votes For	Votes Withheld
26,386,399	3,972,462

2)	A proposal to approve the ratification of Ernst &Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006 passed with the following results:

Votes For	Votes Against	Abstain
29,696,967	592,213	69,681

3)	A proposal to ratify and approve our Rights Agreement dated May 5, 2005 with Mellon Investor Services LLC (as Rights Agent) was not approved by stockholders who are not affiliated with management or any member of the board, or the Independent Stockholders, with the following results:

Votes of Independent Stockholders For	Votes of Independent Stockholders Against	Independent Stockholders Who Abstained	Broker Non-Votes of Independent Stockholders
6,045,059	16,338,699	267,559	9,125,218

ITEM 6.	EXHIBITS

(a)	Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of the registrant (Exhibit 3.1)(a)

3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2)(b)

3.3	Certificate of Designations of Series A Participating Cumulative Preferred Stock of the registrant (Exhibit 3.1)(c)

31.1	Section 302 Certification of Edward J. Borey

31.2	Section 302 Certification of Bradley E. Sparks

32.1	Certification of Edward J. Borey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bradley E. Sparks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the specified exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-76587), filed with the SEC on April 20, 1999, as amended.

(b)	Incorporated by reference to the specified exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26819), filed with the SEC on August 9, 2004.

(c)	Incorporated by reference to the specified exhibit to the registrant’s Form 8-A12G (File No. 000-26819), filed with the SEC on May 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

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